Form 10-Q
period 1998-09-30
MONY GROUP INC
filed 1998-12-24
CIK 1069822

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 1-14603

                              THE MONY GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3976138
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                 1740 BROADWAY
                            NEW YORK, NEW YORK 10019
                                 (212) 708-2000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                      NONE

   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of December 23, 1998, there were 47,241,084 shares of the Registrant's common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

     INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
        ITEM 1:  Unaudited interim condensed consolidated balance sheets as
                 of September 30, 1998 and December 31, 1997.................    3
                 Unaudited interim condensed consolidated statements of
                 income and comprehensive income for the three-month periods
                 ended September 30, 1998 and 1997...........................    4
                 Unaudited interim condensed consolidated statements of
                 income and comprehensive income for the nine-month periods
                 ended September 30, 1998 and 1997...........................    5
                 Unaudited interim condensed consolidated statement of
                 changes in equity for the nine-month period ended September
                 30, 1998....................................................    6
                 Unaudited interim condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998
                 and 1997....................................................    7
                 Notes to unaudited interim condensed consolidated financial
                 statements..................................................    8
        ITEM 2:  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   22
                 Investments.................................................   45

PART    OTHER INFORMATION
  II
        ITEM 1:  Legal Proceedings...........................................   55
        ITEM 2:  Changes in Securities and Use of Proceeds...................   55
        ITEM 3:  Defaults upon Senior Securities.............................   56
        ITEM 4:  Submission of Matters to a Vote of Security Holders.........   56
        ITEM 5:  Other Information...........................................   56
        ITEM 6:  Exhibits and Reports on Form 8-K............................   56
SIGNATURES...................................................................   57

FORWARD-LOOKING STATEMENTS

     The management of The MONY Group Inc. (the "Company") has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: (i) losses with respect to the Company's equity real estate, and the success of the Company's continuing process of selectively selling its equity real estate; (ii) the success of the recently implemented "tiering" of the Company's career agency sales force, and the ability to attract and retain productive agents; (iii) the Company's ability to control operating expenses; (iv) a successful appeal of the order of the New York Superintendent of Insurance approving the Company's plan of reorganization; (v) a successful appeal of the order of the New York Supreme Court granting the Company's motion for summary judgement in the case of Goshen v. The Mutual Life Insurance Company of New York; (vi) deterioration in the experience of the closed block established in connection with the Company's plan of reorganization; (vii) the performance of the stock markets; (viii) the intensity of competition from other financial institutions; (ix) the Company's mortality, morbidity, persistency and claims experience; (x) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner;
(xi) the Company's financial and claims paying ratings; (xii) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xiii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (xiv) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption and (xv) the risks associated with Year 2000 non-compliance by the Company and third-parties (including vendors and suppliers, reinsurers and others doing business with the Company), unanticipated costs associated with Year 2000 compliance due to, among other things the inability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of resources including personnel and timely and accurate responses and corrections by third parties.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

            UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (IN MILLIONS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                          ASSETS
INVESTMENTS:
  Securities available-for-sale at fair value
     Fixed maturities.......................................    $ 6,552.5       $ 5,950.1
     Equity securities......................................        378.1           337.8
  Mortgage loans on real estate.............................      1,404.3         1,430.1
  Policy loans..............................................      1,257.6         1,247.2
  Real estate to be disposed of.............................        281.0           621.2
  Real estate held for investment...........................        399.6           495.9
  Other invested assets.....................................         57.1            68.6
                                                                ---------       ---------
                                                                 10,330.2        10,150.9
                                                                ---------       ---------
  Cash and cash equivalents.................................        388.1           313.4
  Accrued investment income.................................        190.4           182.8
  Amounts due from reinsurers...............................        589.3           574.5
  Premiums receivables......................................         18.9            21.6
  Deferred policy acquisition costs.........................        923.9         1,007.1
  Other assets..............................................        241.7           243.0
  Assets transferred in Group Pension Transaction (Note
     4).....................................................      5,721.9         5,714.9
  Separate account assets...................................      5,501.3         5,403.1
                                                                ---------       ---------
          Total assets......................................    $23,905.7       $23,611.3
                                                                =========       =========
                                  LIABILITIES AND EQUITY
  Future policy benefits....................................    $ 7,575.2       $ 7,469.4
  Policyholder account balances.............................      2,221.3         2,352.8
  Other policyholder liabilities............................        264.7           238.5
  Amounts due to reinsurers.................................         90.0           104.3
  Accounts payable and other liabilities....................        527.9           539.0
  Long-term debt............................................        373.7           423.6
  Current federal income taxes payable......................        148.5           120.5
  Deferred federal income taxes.............................         35.4            11.5
  Liabilities transferred in Group Pension Transaction (Note
     4).....................................................      5,649.7         5,638.7
  Separate accounts liabilities.............................      5,490.8         5,392.4
                                                                ---------       ---------
          Total liabilities.................................     22,377.2        22,290.7
  Commitments and contingencies (Note 5)
  Retained earnings.........................................      1,356.3         1,202.5
  Accumulated other comprehensive income....................        172.2           118.1
                                                                ---------       ---------
          Total equity......................................      1,528.5         1,320.6
                                                                ---------       ---------
          Total liabilities and equity......................    $23,905.7       $23,611.3
                                                                =========       =========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN MILLIONS)

                                                               1998      1997
                                                              ------    ------
REVENUES:
Premiums....................................................  $167.5    $198.2
Universal life and investment-type product policy fees......    37.6      32.3
Net investment income.......................................   197.1     184.1
Net realized gains on investment............................    12.0      14.4
Group Pension Profits (Note 4)..............................    11.4      16.0
Other income................................................    37.8      28.4
                                                              ------    ------
                                                               463.4     473.4
                                                              ------    ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   182.7     203.7
Interest credited to policyholders' account balances........    29.4      29.9
Amortization of deferred policy acquisition costs...........    32.1      30.5
Dividends to policyholders..................................    55.2      58.6
Other operating costs and expenses..........................   103.3      96.1
                                                              ------    ------
                                                               402.7     418.8
                                                              ------    ------
Income before income taxes and extraordinary item...........    60.7      54.6
Income tax expense..........................................    19.5      10.3
                                                              ------    ------
Income before extraordinary item............................    41.2      44.3
Extraordinary item -- demutualization expenses, net.........     5.8       0.9
                                                              ------    ------
Net income..................................................    35.4      43.4
Other comprehensive income, net.............................    44.2      28.7
                                                              ------    ------
Comprehensive income........................................  $ 79.6    $ 72.1
                                                              ======    ======

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
              NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN MILLIONS)

                                                                1998        1997
                                                              --------    --------
REVENUES:
Premiums....................................................  $  521.3    $  605.8
Universal life and investment-type product policy fees......     111.9        91.0
Net investment income.......................................     554.8       543.7
Net realized gains on investment............................     169.6        57.0
Group Pension Profits (Note 4)..............................      34.1        44.2
Other income................................................     116.2        87.2
                                                              --------    --------
                                                               1,507.9     1,428.9
                                                              --------    --------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................     562.4       627.6
Interest credited to policyholders' account balances........      84.0        92.9
Amortization of deferred policy acquisition costs...........     102.9        98.9
Dividends to policyholders..................................     163.6       176.4
Other operating costs and expenses..........................     334.4       300.0
                                                              --------    --------
                                                               1,247.3     1,295.8
                                                              --------    --------
Income before income taxes and extraordinary item...........     260.6       133.1
Income tax expense..........................................      91.3        42.3
                                                              --------    --------
Income before extraordinary item............................     169.3        90.8
Extraordinary item -- demutualization expenses, net.........      15.5         3.3
                                                              --------    --------
Net income..................................................     153.8        87.5
Other comprehensive income, net.............................      54.1        11.4
                                                              --------    --------
Comprehensive income........................................  $  207.9    $   98.9
                                                              ========    ========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
                              OF CHANGES IN EQUITY
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998
                                 (IN MILLIONS)

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                                         COMPREHENSIVE
                                                    TOTAL EQUITY    RETAINED EARNINGS       INCOME
                                                    ------------    -----------------    -------------
Balance, December 31, 1997........................    $1,320.6          $1,202.5            $118.1
Comprehensive income
  Net income......................................       153.8             153.8
  Other comprehensive income:
     Unrealized gains on investments, net of
       unrealized losses, reclassification
       adjustments, and taxes.....................        54.1                                54.1
                                                      --------          --------            ------
Comprehensive income..............................       207.9             153.8              54.1
                                                      --------          --------            ------
Balance, September 30, 1998.......................    $1,528.5          $1,356.3            $172.2
                                                      ========          ========            ======

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN MILLIONS)

                                                                1998         1997
                                                              ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $   126.2    $   103.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities..........................................      734.2        816.9
  Equity securities.........................................      158.1        219.3
  Mortgage loans on real estate.............................      300.4        248.6
  Real estate...............................................      516.2        305.8
  Other invested assets.....................................       45.8          9.2
Acquisitions of investments:
  Fixed maturities..........................................    1,174.0      1,165.9
  Equity securities.........................................      176.2        194.2
  Mortgage loans on real estate.............................      243.0        123.6
  Real estate...............................................       28.2         34.4
  Other invested assets.....................................        1.5          1.1
  Policy loans, net.........................................       10.4          4.5
  Other, net................................................       (9.3)       (24.4)
Property plant & equipment, net.............................       13.0         10.2
                                                              ---------    ---------
Net cash provided by investing activities...................      117.7         90.3
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITY:
Repayments of debt..........................................      (50.8)      (125.2)
Receipts from annuity and universal life policies credited
  to policyholder account balances..........................      963.9        906.8
Return of policyholder account balances on annuity and
  universal life policies...................................   (1,082.3)    (1,068.4)
                                                              ---------    ---------
Net cash used in financing activities.......................     (169.2)      (286.8)
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........       74.7        (92.7)
Cash and cash equivalents, beginning of year................      313.4        315.4
                                                              ---------    ---------
Cash and cash equivalents, end of year......................  $   388.1    $   222.7
                                                              =========    =========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

     On November 16, 1998, pursuant to an order by the New York Superintendent of Insurance approving its Plan of Reorganization (the "Plan") under Section 7312 of the New York Insurance Law, as amended, The Mutual Life Insurance Company of New York ("MONY" or the "Company") converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of The MONY Group Inc., (the "MONY Group"), a Delaware corporation organized for the purpose of becoming the parent holding company of MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock at an initial public offering price of $23.50 per share. The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to MONY policyholders, pursuant to the Plan, in exchange for their membership interests in MONY. Effective November 16, 1998, MONY changed its name to MONY Life Insurance Company ("MONY Life").

     The MONY Group is the holding company parent of MONY Life and has no other operations or subsidiaries. MONY Life, together with its wholly owned subsidiaries, is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners. The Company distributes its products primarily through its career agency sales force. The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

2.  BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of MONY for the year ended December 31, 1997. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

3.  SEGMENT INFORMATION

     The Company's business activities consist of the following: protection product operations, accumulation product operations, mutual fund operations, securities broker-dealer operations, insurance brokerage operations, and certain insurance lines of business no longer written by MONY (the "run-off businesses"). These business activities represent the Company's operating segments. Except as discussed below, these segments are managed separately because they either provide different products or services, are subject to different regulation, require different strategies, or have different technology requirements.

     Management considers the Company's mutual fund operations to be an integral part of the products offered by the Company's accumulation products segment, since substantially all the mutual funds sold by MONY are offered through, and in conjunction with, the products marketed by the accumulation products segment. Accordingly, for management purposes (including, performance assessment and making decisions regarding the allocation of resources), MONY aggregates its mutual fund operations with its accumulation products segment.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Of the aforementioned segments, only the protection products segment and the accumulation products segment qualify as reportable segments in accordance with FASB Statement No. 131. All of the Company's other segments are combined and reported in an other products segment.

     Products comprising the protection products segment primarily include a wide range of individual life insurance products, including; permanent and last survivor whole life, term life, universal life, variable universal life, and group universal life. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction (See Note 4), as well as the Group Pension Profits (See Note 4), and
(ii) disability income insurance products. Products comprising the accumulation products segment primarily include fixed annuities, non-participating interest sensitive products (including; single premium deferred annuities, immediate annuities, and flexible premium variable annuities), proprietary mutual funds, investment management services, and certain other financial services products. The Company's other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company's proprietary investment products and, in addition, provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's field agency force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction.

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of and for the three and nine month periods ended September 30, 1998 and 1997 and as of the year ended December 31, 1997, as well as amounts not allocated to the segments. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). MONY does not allocate nonrecurring items to the segments. In addition, all segment revenues are from external customers.

     Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment and maintain a separately calculated regulatory risk-based capital ("RBC") level for each segment equal to that of the Company's statutory RBC level. Allocations of net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company's product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the Protection Products segment.

     Amounts reported as "unallocated amounts" in the table below primarily relate to contracts issued by MONY relating to its employee benefit plans.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                AS OF AND FOR THE           AS OF AND FOR THE
                                                THREE MONTH PERIOD          NINE MONTH PERIOD
                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                               --------------------        --------------------
                                                1998          1997          1998          1997
                                               ------        ------        ------        ------
                                                               ($ IN MILLIONS)
Premiums:
  Protection Products........................  $164.6        $194.3        $508.4        $593.3
  Accumulation Products......................     0.5           1.0           2.3           3.8
  Other Products.............................     2.4           2.9          10.6           8.7
                                               ------        ------        ------        ------
                                               $167.5        $198.2        $521.3        $605.8
                                               ======        ======        ======        ======
Universal life and investment-type
  product policy fees:
  Protection Products........................  $ 21.7        $ 18.8        $ 63.6        $ 53.4
  Accumulation Products......................    15.9          13.3          47.5          36.5
  Other Products.............................     0.0           0.2           0.8           1.1
                                               ------        ------        ------        ------
                                               $ 37.6        $ 32.3        $111.9        $ 91.0
                                               ======        ======        ======        ======
Net investment income and net realized gains
  (losses) on investments:
  Protection Products........................  $163.9        $150.1        $560.9        $454.8
  Accumulation Products......................    31.3          33.4         109.1          98.7
  Other Products.............................    12.8          14.0          51.7          44.9
  Unallocated amounts........................     1.1           1.0           2.7           2.3
                                               ------        ------        ------        ------
                                               $209.1        $198.5        $724.4        $600.7
                                               ======        ======        ======        ======
Other income:
  Protection Products(1).....................  $ 19.3        $ 16.5        $ 50.5        $ 54.1
  Accumulation Products......................    17.7          14.1          52.3          37.3
  Other Products.............................    10.8          12.4          43.2          35.9
  Unallocated amounts........................     1.4           1.4           4.3           4.1
                                               ------        ------        ------        ------
                                               $ 49.2        $ 44.4        $150.3        $131.4
                                               ======        ======        ======        ======
Amortization of deferred policy acquisition
  costs:
  Protection Products........................  $ 25.0        $ 24.9        $ 80.4        $ 80.7
  Accumulation Products......................     7.1           5.6          22.5          18.2
  Other Products.............................     0.0           0.0           0.0           0.0
                                               ------        ------        ------        ------
                                               $ 32.1        $ 30.5        $102.9        $ 98.9
                                               ======        ======        ======        ======
Benefits to policyholders:(2)
  Protection Products........................  $184.2        $202.4        $554.4        $621.1
  Accumulation Products......................    19.5          21.1          56.3          67.7
  Other Products.............................     6.1           7.7          28.7          25.3
  Unallocated amounts........................     2.3           2.4           7.0           6.4
                                               ------        ------        ------        ------
                                               $212.1        $233.6        $646.4        $720.5
                                               ======        ======        ======        ======
Other operating costs and expenses:
  Protection Products........................  $ 66.7        $ 65.7        $211.4        $202.8
  Accumulation Products......................    21.3          18.4          64.0          48.4
  Other Products.............................    15.3          12.0          59.0          48.8
  Unallocated amounts........................     0.0           0.0           0.0           0.0
                                               ------        ------        ------        ------
                                               $103.3        $ 96.1        $334.4        $300.0
                                               ======        ======        ======        ======
Income before income taxes:
  Protection Products........................  $ 39.1        $ 28.7        $175.9        $ 77.1
  Accumulation Products......................    17.1          16.2          67.1          40.4
  Other Products.............................     4.3           9.7          17.6          15.6
  Unallocated amounts........................     0.2           0.0           0.0           0.0
                                               ------        ------        ------        ------
                                               $ 60.7        $ 54.6        $260.6        $133.1
                                               ======        ======        ======        ======

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
ASSETS:
  Protection Products(3)....................................    $16,216.7       $15,776.5
  Accumulation Products.....................................      5,711.4         5,757.9
  Other Products............................................      1,155.8         1,234.2
  Unallocated amounts.......................................        821.8           842.7
                                                                ---------       ---------
                                                                $23,905.7       $23,611.3
                                                                =========       =========
Deferred policy acquisition costs:
  Protection Products.......................................    $   796.6       $   874.1
  Accumulation Products.....................................        127.3           133.0
  Other Products............................................          0.0             0.0
                                                                ---------       ---------
                                                                $   923.9       $ 1,007.1
                                                                =========       =========
Policyholders' liabilities:
  Protection Products(4)....................................    $10,120.0       $10,105.7
  Accumulation Products.....................................      1,301.4         1,416.1
  Other Products............................................        472.0           513.4
  Unallocated amounts.......................................         18.0            16.5
                                                                ---------       ---------
                                                                $11,911.4       $12,051.7
                                                                =========       =========
Separate account liabilities:(5)
  Protection Products(6)....................................    $ 3,990.6       $ 3,720.1
  Accumulation Products.....................................      4,035.8         4,002.6
  Other Products............................................        528.0           547.7
  Unallocated amounts.......................................        708.8           736.0
                                                                ---------       ---------
                                                                $ 9,263.2       $ 9,006.4
                                                                =========       =========

---------------
(1) Includes Group Pension Profits of $34.1 million and $44.2 million for the nine month periods ended September 30, 1998 and 1997, respectively and $11.4 million and $16.0 million for the three month periods ended September 30, 1998 and 1997, respectively.

(2) Includes interest credited to policyholders' account balances.

(3) Includes assets transferred in the Group Pension Transaction of $5,721.9 million and $5,714.9 million as of September 30, 1998 and December 31, 1997, respectively.

(4) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,850.2 million and $1,991.0 million as of September 30, 1998 and December 31, 1997, respectively.

(5) Each segment includes separate account assets in an amount equal to the corresponding liability reported.

(6) Includes separate account liabilities transferred in the Group Pension Transaction of $3,772.4 million and $3,614.0 million as of September 30, 1998 and December 31, 1997 respectively.

     The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month periods and nine-month periods ended September 30, 1998 and 1997, respectively ($ in millions).

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                           THREE MONTH PERIOD      NINE MONTH PERIOD
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                          --------------------    --------------------
                                                            1998        1997        1998        1997
                                                          --------    --------    --------    --------
PREMIUMS:
Individual Life.........................................   $165.1      $175.9      $508.2      $537.6
Disability income insurance.............................     (0.5)       18.4         0.2        55.7
Group insurance.........................................      2.7         2.8         8.4         7.8
Other...................................................      0.2         1.1         4.5         4.7
                                                           ------      ------      ------      ------
          Total.........................................   $167.5      $198.2      $521.3      $605.8
                                                           ======      ======      ======      ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Universal life..........................................   $ 13.6      $ 13.1      $ 38.5      $ 38.8
Variable universal life.................................      5.2         3.4        17.1         8.3
Group universal life....................................      2.9         2.3         8.0         6.3
Individual variable annuities...........................     15.6        12.8        47.1        35.9
Individual fixed annuities..............................      0.3         0.7         1.2         1.7
                                                           ------      ------      ------      ------
          Total.........................................   $ 37.6      $ 32.3      $111.9      $ 91.0
                                                           ======      ======      ======      ======

4.  THE GROUP PENSION TRANSACTION:

     On December 31, 1993 (the "Group Pension Transaction Date"), MONY entered into an agreement (the "Agreement") with AEGON USA, Inc. ("AEGON") under which MONY transferred a substantial portion of its group pension business (hereafter referred to as the "Group Pension Transaction"), including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON's wholly-owned subsidiary, AUSA Life Insurance Company, Inc. ("AUSA"). MONY also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, MONY and AEGON have entered into certain service agreements. These agreements, among other things, provide that MONY will continue to manage the transferred assets, and that AUSA will continue to provide certain administrative services to MONY's remaining group pension contracts not included in the transfer.

     The transferred group pension business consisted of approximately $6.4 billion in group pension assets and liabilities, which was comprised of approximately $2.8 billion of general account assets and liabilities, and $3.6 billion of separate account assets and liabilities. The transfer was initially structured in the form of indemnity reinsurance, however, the Agreement contemplated that the transfer would be restructured in the form of assumption reinsurance as soon as practicable following the consent of contractholders to assumption of their contracts. Substantially all of the contractholders consented to the assumption of their contracts by AUSA.

     In addition, pursuant to the Agreement, MONY agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the "Notes"). The Series A Notes pay interest at 6.44% per annum and the Series B Notes pay interest at 6.24% per annum. Both the Series A Notes and the Series B Notes mature on December 31, 2002. MONY's investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

     MONY retained all the profits resulting from the $6.4 billion of deposits on contracts in force and transferred to AEGON on the Group Pension Transaction Date (the "Existing Deposits"). As consideration

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

for the transaction, MONY remunerated AEGON by transferring to AUSA (i) the intangible value associated with MONY's group pension franchise, including established customer relationships, (ii) rights to substantially all the profits associated with any new deposits made after the Group Pension Transaction Date on the contracts which were in force and transferred by MONY to AUSA on the Group Pension Transaction Date, and (iii) rights to substantially all the profits on any new business generated subsequent to the Group Pension Transaction Date.

     In accordance with GAAP, the transaction did not constitute a sale because MONY retained substantially all the risks and rewards associated with the Existing Deposits. Accordingly, MONY continues to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled "Assets transferred in Group Pension Transaction" and "Liabilities transferred in Group Pension Transaction". In addition, MONY reports in its GAAP earnings the profits from the Existing Deposits as discussed below.

     Pursuant to the Agreement, MONY receives from AUSA (i) payments on an annual basis through December 31, 2002 (the "Group Pension Payments") equal to all of the earnings from the Existing Deposits, (ii) a final payment (the "Final Value Payment") at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the "New Business Growth Payment") at December 31, 2002 based on new business growth subsequent to the Group Pension Transaction Date. However, the level of new business growth necessary for MONY to receive the New Business Growth Payment make it unlikely that MONY will ever receive any such payment.

     With respect to the Group Pension Payments, the annual results from the Existing Deposits are measured on a basis in accordance with the Agreement (such basis hereafter referred to as the "Earnings Formula") which is substantially the same as GAAP, except that; (i) asset impairments on fixed maturity securities are only recognized when such securities are designated with a National Association of Insurance Commissioners ("NAIC") rating of "6", and (ii) no impairment losses are recognized on mortgage loans until such loans are disposed of or at the time, and in the calculation, of the Final Value Payment.

     Earnings which emerge from the Existing Deposits pursuant to the application of the Earnings Formula are recorded in MONY's financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis entirely in accordance with GAAP (such earnings hereafter referred to as the "Group Pension Profits"). Losses which arise from the application of the Earnings Formula for any annual period will be reflected in MONY's results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which MONY is at risk (as described below), which at any time is equal to the then outstanding principal amount of the Series A Notes.

     Operating losses reported in any annual period pursuant to the Earnings Formula are carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 will be deducted from the Final Value Payment and New Business Growth Payment, if any, due to MONY. If a deficit still remains, it will be applied (as provided for in the Agreement) as an offset against the principal payment due to MONY upon maturity of the Series A Notes.

     The following tables set forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction (hereafter referred to as the

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

"AEGON Portfolio"), (ii) the transferred separate account assets and liabilities and (iii) the components of revenue and expense comprising the Group Pension
Profits:

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
ASSETS:
  General Account
     Fixed Maturities:
     Available for sale, at estimated fair value (amortized
      cost $1,515.8 and $1,585.4, respectively).............    $1,592.9         $1,645.0
     Mortgage loans on real estate..........................       249.2            347.9
     Real estate held for investment........................        47.0             50.4
     Cash and cash equivalents..............................        36.2             24.5
     Other assets...........................................        24.2             33.1
                                                                --------         --------
          Total general account assets......................     1,949.5          2,100.9
  Separate account assets...................................     3,772.4          3,614.0
                                                                --------         --------
          Total assets......................................    $5,721.9         $5,714.9
                                                                ========         ========
LIABILITIES:
  General Account(1)
     Policyholders' account balances........................     1,850.2          1,991.0
     Other liabilities......................................        27.1             33.7
                                                                --------         --------
          Total general account liabilities.................     1,877.3          2,024.7
  Separate account liabilities(2)...........................     3,772.4          3,614.0
                                                                --------         --------
          Total liabilities.................................    $5,649.7         $5,638.7
                                                                ========         ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $129.0 million and $142.8 million as of September 30, 1998 and December 31, 1997, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $29.8 million and $31.1 million as of September 30, 1998 and December 31, 1997, respectively.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                      FOR THE THREE MONTH       FOR THE NINE MONTH
                                                          PERIOD ENDED             PERIOD ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                      --------------------      ------------------
                                                       1998         1997         1998        1997
                                                      -------      -------      ------      ------
                                                                    ($ IN MILLIONS)
REVENUES:
Product policy fees.................................   $ 5.5        $ 5.5       $ 16.6      $ 16.5
Net investment income...............................    38.5         42.7        119.1       128.6
Net realized gains (losses) on investments..........    (0.9)         1.8         (3.3)        4.0
                                                       -----        -----       ------      ------
          Total revenues............................    43.1         50.0        132.4       149.1
BENEFITS AND EXPENSES:
Interest credited to policyholders' account
  Balances..........................................    26.9         28.9         82.6        88.7
Other operating costs and expenses..................     4.8          5.1         15.7        16.2
                                                       -----        -----       ------      ------
          Total benefits and expenses...............    31.7         34.0         98.3       104.9
          Group Pension Profits.....................   $11.4        $16.0       $ 34.1      $ 44.2
                                                       =====        =====       ======      ======

5.  COMMITMENTS AND CONTINGENCIES

     In late 1995 and during 1996, a number of purported class actions were commenced in various state and federal courts against MONY alleging that MONY engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). MONY has answered the complaints in each action (except for one being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of Goshen. The Massachusetts District Court in the Multidistrict Litigation has entered an order recognizing the Goshen case as the lead case and essentially holding all of the federal cases in abeyance pending the action of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted MONY's motion for summary judgment and dismissed all claims filed in the Goshen case against MONY. The order by the New York State Supreme Court has been appealed to the Appellate Division by plaintiffs and all actions before the United States District Court for the District of Massachusetts are still pending.

     In addition to the matters discussed above, MONY is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts. In connection with such matters, MONY recorded a provision of $10.0 million during the nine-month period ended September 30, 1998.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 1998, the total reserve for such litigation, which is reflected in Accounts Payable and Other Liabilities, amounted to $39.5 million. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded at September 30, 1998, resulting from the resolution of these matters will not have a material adverse effect on MONY's consolidated financial position or results of operations.

     In addition, MONY has two bank line of credit facilities with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 1999 and September 2003. The purpose of these facilities is to provide additional liquidity for any unanticipated short-term cash needs MONY might experience. MONY has not borrowed against these lines of credit.

     At September 30, 1998, MONY had commitments to issue $49.5 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.7% to 8.0%. In addition, MONY had commitments to issue $77.3 million of fixed rate commercial mortgage loans with interest rates ranging from 6.88% to 7.72%. MONY also had commitments outstanding to purchase $23.7 million of private fixed maturity securities as of September 30, 1998 with interest rates ranging from 6.86% to 6.94%.

6.  PRO FORMA FINANCIAL INFORMATION

     The pro forma condensed consolidated financial information presented below gives effect to the Offerings, the reorganization of MONY, and establishment of a Closed Block (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Closed Block") pursuant to the Plan (hereafter collectively referred to as the "Transaction"), as if the Transaction had occurred as of September 30, 1998 for purposes of the pro forma condensed consolidated balance sheet information and as of January 1, 1998 for purposes of the pro forma condensed consolidated income statement information (see Note 1).

     The pro forma balance sheet information reflects gross and net proceeds of the Offerings of $304.0 million and $282.5 million, respectively. Of the net proceeds, pursuant to the terms of the Plan, approximately $20.6 million has been used to pay cash to Eligible Policyholders in exchange for their membership interests in MONY in lieu of the distribution of common stock, including the amount used to pay cash pursuant to an expression of a preference to receive cash in lieu of common stock, and approximately $13.1 million has been contributed by MONY Group to MONY Life to fund policy credits to be provided to certain Eligible Policyholders in exchange for their membership interests in MONY in lieu of the distribution of common stock. The pro forma balance sheet information also reflects $9.2 million for the estimated after-tax cost of additional nonrecurring expenses related to the reorganization of MONY assumed to be incurred as of September 30, 1998.

     The pro forma per share amounts are based on approximately 47,241,000 outstanding shares consisting of 12,937,500 shares issued in the Offerings and approximately 34,303,000 shares distributed to Eligible Policyholders pursuant to the Plan. The pro forma per share amounts assume that the MONY Group's outstanding warrants are not dilutive.

     The pro forma information is provided for informational purposes only and should not be construed to be indicative of MONY's consolidated financial position or its consolidated results of operations had the Transaction been consummated on the dates assumed, and does not in any way represent a projection or forecast of the MONY Group's consolidated financial position or consolidated results of operations as of any future date or for any future period.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION:

                                                                        AS OF SEPTEMBER 30, 1998
                                                        --------------------------------------------------------
                                                                     ESTABLISHMENT
                                                                     OF THE CLOSED    TRANSACTION
                                                        HISTORICAL       BLOCK       ADJUSTMENTS(1)    PRO FORMA
                                                        ----------   -------------   --------------    ---------
                                                                            ($ IN MILLIONS)
ASSETS:
Investments:
  Securities available-for-sale at fair value
    Fixed maturities..................................  $ 6,552.5     $(3,552.9)                       $ 2,999.6
    Equity securities.................................      378.1                                          378.1
  Mortgage loans on real estate.......................    1,404.3        (477.0)                           927.3
  Policy loans........................................    1,257.6      (1,200.2)                            57.4
  Real estate to be disposed of.......................      281.0                                          281.0
  Real estate held for investment.....................      399.6                                          399.6
  Other invested assets...............................       57.1                                           57.1
                                                        ---------     ----------       ---------       ---------
        Total investments.............................   10,330.2      (5,230.1)                         5,100.1
Cash and cash equivalents.............................      388.1        (136.9)           (20.6) A        503.9
                                                                                            (9.2) B
                                                                                           282.5C
Accrued investment income.............................      190.4        (120.9)                            69.5
Amounts due from reinsurers...........................      589.3        (127.9)                           461.4
Premiums receivable...................................       18.9         (15.3)                             3.6
Deferred policy acquisition costs.....................      923.9        (513.2)                           410.7
Other assets..........................................      241.7          (0.3)                           241.4
Assets transferred in Group Pension Transaction.......    5,721.9                                        5,721.9
Separate account assets...............................    5,501.3                                        5,501.3
Closed Block assets...................................        0.0        6,144.6                         6,144.6
                                                        ---------     ----------       ---------       ---------
        Total assets..................................   23,905.7                          252.7        24,158.4
                                                        =========     ==========       =========       =========
LIABILITIES:
Future policy benefits................................    7,575.2      (6,650.0)            13.1A          938.3
Policyholders' account balances.......................    2,221.3        (297.0)                         1,924.3
Other policyholder liabilities........................      264.7        (171.3)                            93.4
Amounts due to reinsurers.............................       90.0            4.4                            94.4
Accounts payable and other liabilities................      527.9         (42.0)                           485.9
Long-term debt........................................      373.7                                          373.7
Current federal income taxes payable..................      148.5                                          148.5
Deferred federal income taxes.........................       35.4         (81.3)                          (45.9)
Liabilities transferred in Group Pension
  Transaction.........................................    5,649.7                                        5,649.7
Separate account liabilities..........................    5,490.8                                        5,490.8
Closed Block liabilities..............................        0.0        7,237.2                         7,237.2
                                                        ---------     ----------       ---------       ---------
        Total liabilities.............................   22,377.2                           13.1        22,390.3
EQUITY:
Common Stock, $0.01 par value; 400 million shares
  authorized; 47.2 million shares issued and
  outstanding.........................................                                       0.1C            0.5
                                                                                             0.4D
Capital in excess of par..............................                                     282.4C        1,595.4
                                                                                         1,313.0D
Retained earnings (Note 2B)...........................    1,356.3                          (33.7) A
                                                                                            (9.2) B
                                                                                        (1,313.4) D
Accumulated other comprehensive income................      172.2                                          172.2
                                                        ---------     ----------       ---------       ---------
        Total equity..................................    1,528.5                          239.6         1,768.1
                                                        ---------     ----------       ---------       ---------
        Total liabilities and equity..................  $23,905.7                      $   252.7       $24,158.4
                                                        =========     ==========       =========       =========

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

---------------
(1) The following adjustments reflect the pro forma effects of the Transaction on the pro forma condensed consolidated balance sheet:

     (A) Represents the payment of cash in lieu of the distribution of common stock to certain Eligible Policyholders (as defined in the Plan) allocated approximately 0.9 million shares of common stock and the provision of policy credits by MONY in lieu of the distribution of common stock to certain Eligible Policyholders who are allocated approximately 0.5 million shares of common stock at a per share price equal to the initial public offering price of $23.50 per share.

     (B) Represents approximately $9.2 million for the estimated after-tax cost of additional nonrecurring expenses related to the reorganization of MONY assumed to be incurred as of the date of the pro forma condensed consolidated balance sheet. Such expenses will be reported as an extraordinary item.

     (C) Represents the gross proceeds of $304.0 million from the sale of 12,937,500 shares of common stock in the Offerings, less underwriting discounts and expenses of $21.5 million.

     (D) Represents the reclassification of retained earnings to reflect MONY's conversion to a stock life insurance company and the distribution of
         34.3 million shares of common stock to Eligible Policyholders.

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION:

                                               FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998
                                            ---------------------------------------------------------
                                                          ESTABLISHMENT
                                                             OF THE        TRANSACTION
                                            HISTORICAL    CLOSED BLOCK     ADJUSTMENTS     PRO FORMA
                                            ----------    -------------    -----------    -----------
                                                     ($ IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES:
Premiums..................................   $  521.3        (465.7)                      $      55.6
Universal life and investment-type product
  policy fees.............................      111.9                                           111.9
Net investment income.....................      554.8        (279.7)                            275.1
Net realized gains on investments.........      169.6         (15.0)                            154.6
Group Pension Profits.....................       34.1                                            34.1
Other income..............................      116.2          (0.3)                            115.9
Contribution from the Closed Block........                     55.2                              55.2
                                             --------        ------         --------      -----------
          Total revenues..................    1,507.9        (705.5)                            802.4
BENEFITS AND EXPENSES:
Benefits to policyholders.................      562.4        (472.7)                             89.7
Interest credited to policyholders'
  account balances........................       84.0          (6.1)                             77.9
Amortization of deferred policy
  acquisition
  costs...................................      102.9         (61.1)                             41.8
Dividends to policyholders................      163.6        (161.2)                              2.4
Other operating costs and expenses........      334.4          (4.4)                            330.0
                                             --------        ------         --------      -----------
          Total benefits and expenses.....    1,247.3        (705.5)                            541.8
                                             --------        ------         --------      -----------
Income before income taxes and
  extraordinary item......................      260.6                                           260.6
Income tax expense........................       91.3                                            91.3
                                             --------                                     -----------
Income before extraordinary item..........      169.3                                           169.3
Other comprehensive income, net...........       54.1                                            54.1
                                             --------                                     -----------
  Comprehensive income before
     extraordinary item...................   $  223.4                                     $     223.4
                                             ========                                     ===========
Shares used in the calculation of basic
  and diluted net income per share:.......                                                 47,241,000
                                                                                          ===========
Basic and diluted income before
  extraordinary item per share............                                                $      3.58
                                                                                          ===========

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

SUPPLEMENTARY INFORMATION -- PRO FORMA CLOSED BLOCK ASSETS:

Presented below is certain supplementary information with respect to the pro forma Closed Block assets as of September 30, 1998:

     The pro forma amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities allocated to the Closed Block at September 30, 1998 are as follows ($ in millions):

                                                                  GROSS         GROSS       ESTIMATED
                                                   AMORTIZED    UNREALIZED    UNREALIZED     MARKET
TYPE                                                 COST         GAINS         LOSSES        VALUE
----                                               ---------    ----------    ----------    ---------
(a)                                                   (b)          (c)           (d)           (e)
US Treasuries/Other Agencies.....................  $   63.2       $  2.3        $ 0.0       $   65.5
CMOs:
--Government Agency..............................     250.6          5.4          0.0          256.0
--Non Agency Backed..............................      51.2          2.0          0.0           53.2
Other Mortgage/Asset Backed
--Government Agency..............................      22.2          0.2          0.0           22.4
--Non Agency Backed..............................     177.9         10.1          0.0          188.0
Utilities........................................     451.0         38.2          2.8          486.4
Corporate Bonds..................................   2,335.0        155.5          9.1        2,481.4
                                                   --------       ------        -----       --------
          Totals.................................  $3,351.1       $213.7        $11.9       $3,552.9
                                                   ========       ======        =====       ========

     The pro forma amortized cost and estimated fair value, by contractual maturity dates (excluding scheduled sinking funds), of fixed maturity securities allocated to the Closed Block as of September 30, 1998 are as follows ($ in millions):

                                                                        ESTIMATED
                                                      AMORTIZED COST    FAIR VALUE
                                                      --------------    ----------
Due in one year or less.............................     $   42.0        $   42.6
Due after one year through five years...............        812.1           839.0
Due after five years through ten years..............      1,401.2         1,503.5
Due after ten years.................................        593.9           648.2
                                                         --------        --------
          Subtotal..................................      2,849.2         3,033.3
Mortgage Backed Securities..........................        501.9           519.6
                                                         --------        --------
          Total.....................................     $3,351.1        $3,552.9
                                                         ========        ========

                 THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the pro forma carrying value of mortgage loans allocated to the Closed Block as of September 30, 1998 by contractual maturity ($ in millions):

                                                             CARRYING    % OF
                                                              VALUE      TOTAL
                                                             --------    -----
1 year or less.............................................   $ 44.6       9.4%
Over 1 year but less than or equal to 2 years..............     32.0       6.7
Over 2 years but less than or equal to 3 years.............     58.7      12.3
Over 3 years but less than or equal to 4 years.............     30.7       6.4
Over 4 years but less than or equal to 5 years.............     45.2       9.5
Over 5 years but less than or equal to 6 years.............     22.1       4.6
Over 6 years but less than or equal to 7 years.............     23.5       4.9
Over 7 years but less than or equal to 8 years.............     32.3       6.8
Over 8 years but less than or equal to 9 years.............     29.6       6.2
Over 9 years but less than or equal to 10 years............     49.9      10.5
Over 10 years..............................................    108.4      22.7
                                                              ------     -----
          Total............................................   $477.0     100.0%
                                                              ======     =====

     The pro forma contribution from the Closed Block for the period January 1, 1998 through September 30, 1998 is not necessarily indicative of the Closed Block's contribution had the Closed Block been established as of January 1, 1998.

7.  ACQUISITION

     On November 18, 1998, MONY Life announced an agreement to purchase Sagamore Financial Corporation, the parent company of U.S. Financial Life Insurance Company ("U.S. Financial") for a purchase price of approximately $48 million. U.S. Financial is a special-risk carrier based in Ohio, which distributes its products in 41 states through brokerage general agencies. The acquisition is expected to close December 31, 1998 and will be accounted for as a purchase. The closing of the acquisition is subject to customary conditions to closing, including receipt of regulatory approval.

ITEM 2:

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     For purposes of this discussion, the term "Company" refers, at all times prior to the Plan Effective Date (as hereinafter defined), to The Mutual Life Insurance Company of New York, a mutual life insurance company organized under the laws of the State of New York ("MONY"), and its subsidiaries, and at all times on and after the Plan Effective Date, to The MONY Group Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, including MONY Life Insurance Company, the successor to MONY as of the Plan Effective Date. References to MONY on and after the Plan Effective Date refer to MONY Life Insurance Company and the other operating subsidiaries of the Holding Company. Set forth below is a summary of certain significant matters relevant to an understanding of the financial condition and results of operations of the Company. Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included elsewhere herein.

THE DEMUTUALIZATION

     On November 16, 1998 (the "Plan Effective Date"), pursuant to an order by the New York Superintendent of Insurance approving its Plan of Reorganization (the "Plan") under Section 7312 of the New York Insurance Law, as amended, MONY converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of the Holding Company, a Delaware corporation organized for the purpose of becoming the parent holding company of MONY. In conjunction therewith, the following occurred: (i) all policyholders' membership interests in MONY were extinguished and in exchange therefor policyholders who owned a policy that was in force on August 14, 1998 (the "Board Adoption Date") and which remained in force on the Plan Effective Date (an "Eligible Policyholder") received shares of common stock of the Holding Company or, in certain circumstances, cash or policy credits and Eligible Policyholders owning a life or accident and health insurance policy or annuity contract issued by MONY, under which there is a right to participate in the divisible surplus of MONY to the extent that dividends are apportioned thereon (a "Participating Policyholder"), received additional shares of common stock of the Holding Company or, in certain circumstances, cash or policy credits, (ii) a closed block (the "Closed Block") of certain individual MONY participating policies in classes for which MONY had a current payable dividend scale was created, and assets were allocated to the Closed Block to support the future payment of benefits and dividends on, and certain expenses and taxes relating to, the policies included therein, (iii) the Holding Company consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock at an initial public offering price of $23.50 per share. The shares of common stock issued in the Offerings are in addition to approximately
34.3 million shares of common stock of the Holding Company which were distributed to certain Eligible Policyholders under the Plan, as described in
(i) above, and (iv) MONY changed its name to MONY Life Insurance Company ("MONY Life").

THE INVESTMENT

     On December 30, 1997, affiliates of Goldman, Sachs & Co. (the "Investors"), one of the underwriters in the Offerings, bought 9.50% Surplus Notes due December 30, 2012 (the "MONY Notes") in an aggregate principal amount of $115.0 million from MONY for a purchase price of $115.0 million and, for a purchase price of $10.0 million, warrants (the "Warrants") to purchase from the Holding Company in the aggregate 7.0% of the fully diluted common stock (after giving effect to the Offerings) as of the Plan Effective Date or, if later, the first date following such effectiveness on which the shares of common stock are first issued to Eligible Policyholders (the "Demutualization Date"). The price payable for each share of the common stock issuable upon exercise of Warrants initially is (a) the initial public offering price of the common stock in the Offerings, unless the average of the daily closing prices of the common stock for the 40 trading days following the first 20 trading days after the Demutualization Date is greater than 115% of the initial public offering price, in which case such initial exercise price shall be equal to the sum of the initial public offering price plus an amount equal to one half of the excess of such 40-day average over 115% of the initial public offering price. The Warrants contain standard anti-dilution provisions providing for adjustment to the exercise price in the event of, among other things, a dividend or other distribution of capital stock, evidences of indebtedness or other property, issuances of rights, options or warrants, certain cash dividends and certain tender offers.

     At any time from and after the Plan Effective Date or, if later, the Demutualization Date, the Investors may elect to exchange the MONY Notes then held by them for Holding Company Subordinated Notes (the "Holding Company Subordinated Notes"). If such exchange occurs, the Holding Company will hold one or more surplus notes in an aggregate principal amount equal to the principal amount of the Holding Company Subordinated Notes (the "Intercompany Surplus Notes").

CLOSED BLOCK

     Pursuant to the Plan, MONY established the Closed Block on the Plan Effective Date. The assets allocated to the Closed Block are expected to produce cash flows which, together with anticipated revenues from the policies included in the Closed Block and specified in the Plan (the "Closed Block Business"), are reasonably expected to be sufficient to support the Closed Block Business, including provision for the payment of claims, certain expenses and taxes and continuation of current payable dividend scales, assuming the experience underlying such dividend scales continues and for appropriate adjustments in such scales if the experience changes.

     The assets, including the revenue therefrom, allocated to the Closed Block will inure solely to the benefit of the Closed Block Business. In determining the amount of assets to be allocated to the Closed Block, management has made certain estimates and assumptions regarding the expected cash flows from the Closed Block assets and the Closed Block Business, including estimates and assumptions regarding investment cash flows, mortality, persistency, and expenses which are to be funded in the Closed Block. The assets and liabilities allocated to the Closed Block will be recorded in the Company's financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block will be less than the carrying value of the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in the Company's income over the period the policies and the contracts in the Closed Block remain in force.

     The estimated net cash flows assumed in determining the Closed Block funding consist of premiums from Policies included in the Closed Block, investment income from Closed Block assets, proceeds from maturities and dispositions of Closed Block assets, less benefits paid on Closed Block Policies, certain expenses (including taxes) funded in the Closed Block, and dividends on Closed Block Policies based on current payable dividend scales. To the extent that the actual cash flows, subsequent to the Plan Effective Date, from the assets allocated to the Closed Block and the Closed Block Business are, in the aggregate, more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be greater than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued. Conversely, to the extent that the actual cash flows, subsequent to the Plan Effective Date, from the assets allocated to the Closed Block and the Closed Block Business are, in the aggregate, less favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued. Accordingly, the recognition of the aforementioned future post-tax contribution from the Closed Block is not affected by the aggregate actual experience of the Closed Block assets and the Closed Block Business subsequent to the Plan Effective Date, except in the unlikely event that the Closed Block assets and the actual experience of the Closed Block Business subsequent to the Plan Effective Date are not sufficient to pay the guaranteed benefits on the Closed Block Policies, in which case the Company will be required to fund any such deficiency from its general account assets outside of the Closed Block. In addition, MONY has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments due on the Series A Notes (which have been allocated to the Closed Block) pursuant to the terms thereof, as described in Note 4. Since the Closed Block will be funded to provide for payment of guaranteed benefits on such Policies and, in addition, for continuation of current payable dividends, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block Business experiences very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. The Company will regularly (at least quarterly) monitor the experience from the Closed Block and make changes to the dividend scale, when appropriate, to ensure that the profits are distributed to the policyholders in a fair and equitable manner. In addition, periodically the New York Insurance Department will require the filing of an independent auditor report on the operations of the Closed Block.

     As a result of the establishment of the Closed Block, certain line items in the Company's financial statements subsequent to the establishment of the Closed Block will reflect material reductions in reported amounts, as compared to years prior to the establishment of the Closed Block, while having no effect on net income. The actual results of the Closed Block assets and the Closed Block Business will be reflected as a single line item in the Company's statements of income entitled, "Contribution from the Closed Block", whereas, prior to the establishment of the Closed Block the results from the underlying business were reported in various line items in the Company's income statements, including: premiums, investment income, net realized gains and losses on investments, benefits, amortization of deferred acquisition costs, etc. The Contribution from the Closed Block is expected to be equal to the periodic amortization of the gain resulting from the difference between the carrying value of the assets allocated to the Closed Block and the Closed Block liabilities at the Plan Effective Date. In addition, all assets and liabilities allocated to the Closed Block will be reported in the Company's balance sheet separately under the captions "Closed Block assets" and "Closed Block liabilities", respectively. See
Note 6 to the unaudited interim condensed consolidated financial statements included elsewhere herein.

THE GROUP PENSION TRANSACTION

     On December 31, 1993 (the "Group Pension Transaction Date"), the Company entered into an agreement (the "Agreement") with AEGON USA, Inc. ("AEGON") under which the Company transferred a substantial portion of its group pension business (hereafter referred to as the "Group Pension Transaction"), including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON's wholly-owned subsidiary, AUSA Life Insurance Company, Inc. ("AUSA"). The Company also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, the Company and AEGON have entered into certain service agreements. These agreements, among other things, provide that the Company will continue to manage the transferred assets, and that AUSA will continue to provide certain administrative services to the Company's remaining group pension contracts not included in the transfer.

     The transferred group pension business consisted of approximately $6.4 billion in group pension assets and liabilities, which was comprised of approximately $2.8 billion of general account assets and liabilities and $3.6 billion of separate account assets and liabilities. The transfer was initially structured in the form of indemnity reinsurance; however, the Agreement contemplated that the transfer would be restructured in the form of assumption reinsurance as soon as practicable following the consent of contractholders to assumption of their contracts. Substantially all of the contractholders consented to the assumption of their contracts by AUSA.

     In addition, pursuant to the Agreement, MONY agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the "Notes"). The Series A Notes pay interest at 6.44% per annum and the Series B Notes pay interest at 6.24% per annum. Both the Series A Notes and the Series B Notes mature on December 31, 2002. MONY's investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

     The Company retained all the profits resulting from the $6.4 billion of deposits on contracts in force and transferred to AEGON on the Group Pension Transaction Date (the "Existing Deposits"). As consideration for the transaction, MONY remunerated AEGON by transferring to AUSA (i) the intangible value associated with MONY's group pension franchise, including established customer relationships, (ii) rights to substantially all the profits associated with any new deposits made after the Group Pension Transaction Date on the contracts which were in-force and transferred by MONY to AUSA on the Group Pension Transaction Date, and (iii) rights to substantially all the profits on any new business generated subsequent to the Group Pension Transaction Date.

     In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the Existing Deposits. Accordingly, the Company continues to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled "Assets transferred in Group Pension Transaction" and "Liabilities transferred in Group Pension Transaction". In addition, the Company reports in its GAAP earnings the profits from the Existing Deposits as discussed below.

     Pursuant to the Agreement, MONY receives from AUSA (i) payments on an annual basis through December 31, 2002 (the "Group Pension Payments") equal to all of the earnings from the Existing Deposits, (ii) a final payment (the "Final Value Payment") at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the "New Business Growth Payment") at December 31, 2002 based on new business growth subsequent to the Group Pension Transaction Date. However, the level of new business growth necessary for MONY to receive the New Business Growth Payment make it unlikely that MONY will ever receive any such payment.

     With respect to the Group Pension Payments, the annual results from the Existing Deposits are measured on a basis in accordance with the Agreement (such basis hereafter referred to as the "Earnings Formula") which is substantially the same as GAAP, except that; (i) asset impairments on fixed maturity securities are only recognized when such securities are designated with an NAIC rating of "6", and (ii) no impairment losses are recognized on mortgage loans until such loans are disposed of or at the time, and in the calculation, of the Final Value Payment.

     Earnings which emerge from the Existing Deposits pursuant to the application of the Earnings Formula are recorded in the Company's financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis entirely in accordance with GAAP (such earnings hereafter referred to as the "Group Pension Profits"). Losses which arise from the application of the Earnings Formula for any annual period will be reflected in the Company's results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which the Company is at risk (as described below), which at any time is equal to the then outstanding principal amount of the Series A Notes.

     Operating losses reported in any annual period pursuant to the Earnings Formula are carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 will be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remains, it will be applied (as provided for in the Aegon

Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes.

     The Group Pension Profits have represented a significant portion of the Company's net income. For the nine-month periods ended September 30, 1998 and 1997, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $35.8 million and $39.7 million, respectively and the Company recorded Group Pension Profits of $34.1 million and $44.2 million, respectively. In addition, management expects that Group Pension Profits will decline in each succeeding annual period consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002. Accordingly, the Company's financial position and results of operations could be adversely affected unless management takes actions which will increase its revenues and net income in each succeeding year and, particularly, subsequent to December 31, 2002, to replace the Group Pension Profits.

THE DI TRANSACTION

     Effective December 31, 1997, the Company ceased writing new disability insurance business because of changes in the economics of the disability insurance market (particularly, expansive views of insurance companies' obligations under these types of policies by the judicial system, pressure on pricing from competitors with greater economies of scale and the consolidation trend among the disability insurance carriers). In conjunction therewith, the Company transferred all of its existing in-force disability income insurance business to a third party reinsurer, Centre Life Reinsurance, Ltd. ("Centre Re"), under an indemnity reinsurance contract (the "DI Transaction"). MONY will remain contingently liable for all benefits payable even if Centre Re fails to meet its obligations to MONY.

RESULTS OF OPERATIONS

     The following table presents summary consolidated financial information for the Company for the three-month and nine-month periods ended September 30, 1998 and 1997.

                                                       FOR THE THREE-MONTH      FOR THE NINE-MONTH
                                                           PERIOD ENDED            PERIOD ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         1998        1997        1998        1997
                                                       --------    --------    --------    --------
                                                                     ($ IN MILLIONS)
REVENUES:
  Premiums...........................................   $167.5      $198.2     $  521.3    $  605.8
  Universal life and investment-type product policy
     fees............................................     37.6        32.3        111.9        91.0
  Net investment income..............................    197.1       184.1        554.8       543.7
  Net realized gains on investments..................     12.0        14.4        169.6        57.0
  Group Pension Profits..............................     11.4        16.0         34.1        44.2
  Other income.......................................     37.8        28.4        116.2        87.2
                                                        ------      ------     --------    --------
          Total revenues.............................    463.4       473.4      1,507.9     1,428.9
BENEFITS AND EXPENSES:
  Benefits to policyholders..........................    182.7       203.7        562.4       627.6
  Interest credited to policyholders' account
     balances........................................     29.4        29.9         84.0        92.9
  Amortization of deferred policy acquisition
     costs...........................................     32.1        30.5        102.9        98.9
  Dividends to policyholders.........................     55.2        58.6        163.6       176.4
  Other operating costs and expenses.................    103.3        96.1        334.4       300.0
                                                        ------      ------     --------    --------
          Total benefits and expenses................    402.7       418.8      1,247.3     1,295.8

Income before income taxes and extraordinary item....     60.7        54.6        260.6       133.1
Income tax expense...................................     19.5        10.3         91.3        42.3
                                                        ------      ------     --------    --------
Income before extraordinary item.....................     41.2        44.3        169.3        90.8
Extraordinary item -- demutualization expenses,
  net................................................      5.8         0.9         15.5         3.3
                                                        ------      ------     --------    --------
Net income...........................................     35.4        43.4        153.8        87.5
Other comprehensive income, net......................     44.2        28.7         54.1        11.4
                                                        ------      ------     --------    --------
Comprehensive income.................................   $ 79.6      $ 72.1     $  207.9    $   98.9
                                                        ======      ======     ========    ========

RESULTS OF OPERATIONS --

  Consolidated -- For the Three-Month Period Ended September 30, 1998 Compared to the Three-Month Period Ended September 30, 1997

     Consolidated pre-tax earnings (before extraordinary items) for the three-month period ended September 30, 1998 was $60.7 million ($41.2 million after tax) an increase of $6.1 million or 11.2% (a decrease of $3.1 million or 7.0% after tax), as compared to $54.6 million ($44.3 million after tax), reported in the corresponding period in the prior year. The Company's provision for federal income taxes for the three-month period ended September 30, 1998 and 1997, including the tax effect of demutualization expenses, of approximately $19.5 million and $10.0 million, respectively, included a net credit of $1.9 million and $8.8 million, respectively, relating to revised estimates of the amount of surplus tax payable as of the periods then ended. The Company's effective tax rate before the surplus tax and extraordinary items was approximately 35% for the three-month periods ended September 30, 1998 and 1997.

     Premium revenue was $167.5 million for the three-month period ended September 30, 1998, a decrease of $30.7 million, or 15.5%, from $198.2 million reported in the comparable period ended September 30, 1997. Approximately $18.9 million of the decrease resulted from lower premiums due to the transfer of the Company's disability income insurance business in 1997 pursuant to the DI Transaction. The balance of the decrease resulted primarily from lower new traditional life premiums of $1.2 million, lower single premiums of $3.0 million due to a reduction in the Company's dividend scales (substantially all single premiums result from policyholders electing to buy additional insurance coverage with dividends received on existing policies), and lower renewal premiums of $6.6 million.

     Universal life and investment-type product policy fees were $37.6 million for the three-month period ended September 30, 1998, an increase of $5.3 million or 16.4% from $32.3 million reported in the comparable prior year period ended September 30, 1997. This increase was primarily the result of higher fees relating to the Company's flexible premium deferred annuity ("FPVA") business and variable universal life ("VUL") business of $2.8 million and $2.3 million, respectively. The Company reported total fees from its FPVA business during the period of $15.6 million, as compared to $12.8 million reported for the comparable period in the prior year. The Company reported total fees from its VUL business during the period of $7.0 million, as compared to $4.7 million reported for the comparable period in the prior year. The increase in FPVA fees resulted from an increase in the average FPVA account value of $654.8 million during the three-month period ended September 30, 1998 to $4,347.5 million, as compared to $3,692.7 million for the comparable prior year period. See "Accumulation Products Segment". The increase in VUL fees is primarily due to higher cost of insurance charges of approximately $1.4 million, consistent with the in force growth of such business.

     Net investment income for the three-month period ended September 30, 1998 was $197.1 million, an increase of $13.0 million, or 7.1%, from $184.1 million reported in the comparable prior year period. The increase primarily resulted from higher investment income from fixed maturities, investments in limited partnership interests, and policy loans of $7.0 million, $7.5 million, and $2.1 million, respectively, offset by lower investment income from investments in real estate and mortgage loans of approximately $2.8 million and $1.8 million, respectively. For the three-month period ended September 30, 1998, as compared to the comparable period in the prior year, the Company's average investment in fixed maturity securities (before cumulative unrealized gains or losses), mortgage loans, real estate, and policy loans were $6,142.5 million, $1,441.6 million, $736.1 million, and $1,255.1 million, respectively, as compared to $5,548.3 million, $1,505.9 million, $1,221.5 million, and $1,234.4 million for the comparable period in the prior year. At September 30, 1998 fixed maturity securities, mortgage loans and real estate represented approximately 61.2%, 13.1% and 6.3% of total invested assets, as compared to 56.4%, 14.1% and 11.7% at September 30, 1997. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 7.5% and 8.0%, respectively, for the three month period ended September 30, 1998, as compared to 7.2% and 7.7%, respectively, for the three month period ended September 30, 1997.

     Net realized gains on investments were $12.0 million for the three-month period ended September 30, 1998, a decrease of $2.4 million, or 16.7%, from $14.4 million for the comparable prior year period. The decrease is primarily due to losses on sales of common stocks and, higher provisions for other than temporary impairment on fixed maturity securities, offset by higher gains on sales of fixed maturities and real estate. Losses on sales of common stock were $10.1 million for the three-month period ended September 30, 1998, as compared to gains of $6.4 million for the comparable prior year period. Writedowns for other than temporary impairment of fixed maturity securities were $9.9 million for the three-month period ended September 30, 1998, as compared to $1.8 million for the comparable prior year period. The writedowns for the three month period primarily related to foreign and emerging market government debt securities. Realized gains on fixed maturities were $6.5 million for the three-month period ended September 30, 1998, as compared to $2.4 million in the comparable prior year period. Gains on sales of real estate and real estate partnerships were $22.5 million in the three-month period ended September 30, 1998 as compared to $5.2 million in the comparable prior year period.

     Group Pension Profits were $11.4 million for the three-month period ended September 30, 1998, a decrease of $4.6 million, or 28.8%, from $16.0 million reported in the comparable prior year period. Group Pension Profits consisted of $12.3 million of Group Pension Payments, offset by an increase of $0.9 million in valuation allowances relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In the comparable prior year period, Group Pension Profits consisted of $15.4 million of Group Pension Payments and $0.6 million relating to a decrease in the aforementioned valuation allowances. Group Pension Payments during the three-month period ended September 30, 1998 decreased from that reported in the comparable prior year period primarily because of the continuing run-off of the Existing Deposits and lower reinvestment rates. The decrease in the valuation allowance reported during the three-month period ended September 30, 1997 resulted primarily from the paydown of certain mortgage loans.

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $37.8 million for the three-month period ended September 30, 1998, an increase of $9.4 million, or 33.1%, as compared to $28.4 million reported in the comparable prior year period. The increase was primarily the result of higher fees of $5.2 million earned by the Company's mutual fund management operations and an increase of $4.1 million relating to reinsurance expense allowances.

     Benefits to policyholders were $182.7 million for the three-month period ended September 30, 1998, a decrease of $21.0 million, or 10.3%, as compared to $203.7 million reported in the comparable prior year period. The decrease primarily resulted from a $13.0 million decrease relating to the transfer of the Company's disability income insurance business pursuant to the DI Transaction. In addition, the decrease in benefits to policyholders consists of lower surrenders on traditional business of approximately $6.4 million, higher death benefits on traditional business, net of reinsurance, of approximately $7.1 million, and a decrease in the change of reserves on traditional business of approximately $8.3 million consistent with a decline in the amount of in-force, new and single traditional business, lower surrenders and higher death benefit payments.

     Interest credited to policyholder account balances was $29.4 million for the three-month period ended September 30, 1998, a decrease of $0.5 million, or 1.7%, as compared to $29.9 million reported in the comparable prior year period. Interest credited remained relatively flat due primarily to increases in interest credited on the sale of corporate sponsored variable universal life ("CSVUL") of $1.5 million, prior to the transfer of funds to the separate account, and increases in traditional life business of $0.8 million, offset by decreases in disability income insurance of $0.8 million and decreases in all accumulation products except for FPVA of $3.0 million.

     Amortization of deferred policy acquisition costs was $32.1 million for the three-month period ended September 30, 1998, an increase of $1.6 million, or 5.2%, as compared to $30.5 million reported in the comparable prior year period. The increase primarily resulted from higher amortization of approximately $2.2 million and $1.8 million relating to the Company's FPVA and VUL product lines, respectively, offset by a decrease in amortization of approximately $1.5 million relating to the transfer of the Company's disability income insurance business pursuant to the DI Transaction and a $1.4 million decrease in amortization relating to the Company's universal life business. The increase in amortization relating to FPVA resulted from higher profits from such business due to an increase in the average FPVA account value of $654.8 million during the three-month period ended September 30, 1998 to $4,347.5 million, as compared to $3,692.7 million for the comparable prior year period. See "Accumulation Products Segment".

     Other operating costs and expenses were $103.3 million for the three-month period ended September 30, 1998, an increase of $7.2 million, or 7.5%, as compared to $96.1 million reported in the comparable prior year period. The increase primarily consisted of $1.7 million of higher costs associated with addressing the Year 2000 issue, $4.5 million of higher costs associated with restructuring the Company's career agency sales force and other strategic initiatives, $3.7 million of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, $1.9 million of higher commissions and other expenses incurred by the Company's broker-dealer operations and $3.0 million of higher interest expense as a result of the MONY Notes issued on December 30, 1997, offset by a decrease of approximately $10.1 million in the fair value of the Company's liability under its non-qualified pension plan.

     Dividends to policyholders of $55.2 million for the three-month period ended September 30, 1998 decreased $3.4 million, or 5.8% from $58.6 million reported in the comparable prior year period. The decrease primarily resulted from a reduction in the fourth quarter of 1997 in the interest component of the dividend scales on all policies by amounts ranging from 15 to 50 basis.

  Consolidated -- For the Nine-Month Period Ended September 30, 1998 Compared to the Nine-Month Period Ended September 30, 1997

     Consolidated pre-tax earnings (before extraordinary items) for the nine-month period ended September 30, 1998 was $260.6 million ($169.3 million after tax) an increase of $127.5 million or 95.8% ($78.5 million or 86.5% after tax), as compared to $133.1 million ($90.8 million after tax), reported in the corresponding period in the prior year. The Company's provision for federal income taxes for the nine-month period ended September 30, 1998 and 1997, including the tax effect of demutualization expenses, of approximately $90.3 million and $40.6 million, respectively, included no provision for surplus tax for the period ended September 30, 1998 and a net credit of $4.4 million for the period ended September 30, 1997, which related to a revised estimate of the amount of surplus tax payable as of the period then ended. The Company's effective tax rate before the surplus tax and extraordinary items was approximately 35% for the nine-month periods ended September 30, 1998 and 1997.

     Premium revenue was $521.3 million for the nine-month period ended September 30, 1998, a decrease of $84.5 million, or 13.9%, from $605.8 million reported in the comparable prior year period. Approximately $55.5 million of the decrease resulted from lower premiums due to the transfer of the Company's disability income insurance business in 1997 pursuant to the DI Transaction. In addition, the decrease resulted from lower new traditional life premiums of $5.5 million, lower single premiums of $8.4 million due to a reduction in the Company's dividend scales (substantially all single premiums result from policyholders electing to buy additional insurance coverage with dividends received on existing policies), and lower renewal premiums of $15.5 million.

     Universal life and investment-type product policy fees were $111.9 million for the nine-month period ended September 30, 1998, an increase of $20.9 million or 22.9% from $91.0 million reported in the comparable prior year period ended September 30, 1997. This increase was primarily the result of higher fees relating to the Company's FPVA and VUL business of $11.2 million and $7.3 million, respectively. The Company reported total fees from its FPVA business of $47.1 million, as compared to $35.9 million reported for the comparable periods ended September 30, 1997. The Company reported total fees from its VUL business of $19.4 million, as compared to $12.1 million reported for the comparable prior year period ended September 30, 1997. The increase in FPVA fees resulted from an increase in the average FPVA account value of $979.6 million during the nine-month period ended September 30, 1998 to $4,281.7 million, as compared to $3,302.1 million for the comparable prior year period. See "Accumulation Products Segment". The increase in VUL fees is primarily due to higher cost of insurance charges of approximately $4.1 million, consistent with the in force growth of such business.

     Net investment income for the nine-month period ended September 30, 1998 was $554.8 million an increase of $11.1 million, or 2.0%, from $543.7 million reported for the comparable prior period. The increase consisted primarily of higher income on investments in fixed maturity securities and limited partnership interests of $22.3 million and $4.2 million, respectively, offset by lower income on investments in mortgage loans of $9.1 million and higher investment expenses of $3.8 million. For the nine-month period ended September 30, 1998, as compared to the comparable period in the prior year, the Company's average investment in fixed maturity securities (before unrealized gains or losses) increased by approximately $438.0 million, while its average investment in mortgage loans and real estate decreased by approximately $104.8 million and $461.0 million, respectively. At September 30, 1998 fixed maturity securities, mortgage loans and real estate represented approximately 61.2%, 13.1% and 6.3%, respectively, of total invested assets, as compared to 56.4%, 14.1% and 11.7%, respectively, at September 30, 1997. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 7.2% and 9.4%, respectively, for the nine month period ended September 30, 1998, as compared to 7.0% and 7.7%, respectively, for the nine-month period ended September 30, 1997.

     Net realized gains on investments were $169.6 million for the nine-month period ended September 30, 1998, an increase of $112.6 million, or 197.5%, from $57.0 million for the comparable prior year period. The increase is due to lower valuation allowances on real estate to be disposed of, higher realized gains on sales of real estate, higher gains on dispositions of bonds and higher mortgage prepayment gains, offset by lower gains on sales of common stocks, higher charges for other than temporary impairments of fixed maturities related primarily to foreign and emerging market government debt securities and higher mortgage loan valuation allowances. Provisions for valuation allowances on real estate to be disposed of aggregated $2.5 million for the nine-month period ended September 30, 1998, as compared to $45.2 million for the comparable prior year period, primarily as a result of additional properties put up for sale in 1997 that had carrying values in excess of their fair values less costs to sell. Net realized gains on sales of investments in real estate and real estate partnership equities aggregated $145.1 million for the nine-month period ended September 30, 1998, as compared to $52.7 million in the comparable prior year period. Net realized gains on the sales and prepayments of fixed maturities were $21.4 million for the nine-month period ended September 30, 1998, as compared to $8.9 million in the comparable prior year period. Sales and prepayments of mortgage loans resulted in net realized gains of $4.4 million for the nine-month period ended September 30, 1998, as compared to $1.0 million in the comparable prior year period. Net gains on sales of common stock were $8.3 million for the nine-month period ended September 30, 1998, as compared to $32.2 million for the comparable prior year period. Charges for other than temporary impairments of fixed maturity investments were $12.6 million for the nine-month period ended September 30, 1998, as compared to $1.8 million for the comparable prior year period. Losses resulting from increases in mortgage loan valuation allowances totaled $0.3 million in the nine-month period ended September 30, 1998, as compared to gains of $10.1 million resulting from the decrease in such allowances in the comparable prior year period.

     Group Pension Profits were $34.1 million for the nine-month period ended September 30, 1998, a decrease of $10.1 million, or 22.9%, from $44.2 million reported in the comparable prior year period. Group Pension Profits consisted of a $35.8 million of Group Pension Payments, offset by an increase of $1.7 million in valuation allowances relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In the comparable prior year period, Group Pension Profits consisted of $39.7 million of Group Pension Payments and $4.5 million relating to a decrease in the aforementioned valuation allowances. Group Pension Payments during the nine-month period ended September 30, 1998 decreased from that reported in the comparable prior year period primarily because of the continuing run-off of the Existing Deposits and lower reinvestment rates. The decrease in the valuation allowance reported during the nine-month period ended September 30, 1997 resulted primarily from the paydown of certain mortgage loans.

     Other income was $116.2 million for the nine-month period ended September 30, 1998, an increase of $29.0 million, or 33.3%, as compared to $87.2 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $16.0 million and higher commission earned by the Company's broker-dealer operations of $8.7 million. The Company's mutual fund operations reported $45.5 million in fees from advisory, underwriting and distribution services, as compared to $29.5 million in the comparable prior year period. The Company's broker-dealer operations reported $32.2 million in commissions, as compared to $23.5 million in the comparable prior year period.

     Benefits to policyholders were $562.4 million for the nine-month period ended September 30, 1998, a decrease of $65.2 million, or 10.4%, as compared to $627.6 million reported in the comparable prior year period. The decrease primarily resulted from a $50.9 million decrease related to the transfer of the Company's disability income insurance business in 1997 pursuant to the DI Transaction. In addition, the decrease in benefits to policyholders consisted of lower surrenders on traditional business of approximately $10.3 million, higher death benefits, net of reinsurance, of approximately $13.2 million relating primarily to traditional and variable universal life business, and a decrease in the change in reserves on traditional business of approximately $20.3 million consistent with a decline in the amount of in-force new and single traditional business, lower surrenders and higher death benefit payments.

     Interest credited to policyholder account balances was $84.0 million for the nine-month period ended September 30, 1998, a decrease of $8.9 million, or 9.6%, as compared to $92.9 million reported in the comparable prior year period. The decrease primarily resulted from lower interest crediting across substantially all accumulation product lines.

     Amortization of deferred policy acquisition costs was $102.9 million for the nine-month period ended September 30, 1998, an increase of $4.0 million, or 4.0%, as compared to $98.9 million reported in the comparable prior year period. The increase is primarily the result of: (i) higher amortization of approximately $6.3 million relating to the Company's FPVA product line and (ii) higher amortization of approximately $3.4 million, relating to the traditional product line, offset by a decrease in amortization of approximately $2.3 million relating to the transfer of the Company's disability income insurance business pursuant to the DI Transaction and $1.8 million relating to the Company's term life products, respectively. The increase in amortization relating to FPVA resulted from higher profits from such business due to an increase in the average FPVA account value of $979.6 million during the nine-month period ended September 30, 1998 to $4,281.7 million, as compared to $3,302.1 million for the comparable prior year period. See "Accumulation Products Segment".

     Other operating costs and expenses were $334.4 million for the nine-month period ended September 30, 1998, an increase of $34.4 million, or 11.5%, as compared to $300.0 million reported in the comparable prior year period. The increase primarily consisted of $6.2 million of higher costs associated with addressing the Year 2000 issue, $13.1 million of higher cost associated with restructuring the Company's career agency sales force and other strategic initiatives, $12.5 million of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, $10.4 million of higher commissions and other expenses incurred by the Company's broker-dealer operations, $6.2 million of higher interest expense primarily relating to the MONY Notes issued on December 30, 1997, and a decrease of approximately $12.8 million relating to a reduction in the fair value of the Company's liability under its non-qualified pension plan.

     Dividends to policyholders of $163.6 million for the nine-month period ended September 30, 1998 decreased $12.8 million, or 7.3% from $176.4 million reported in the comparable prior year period. The decrease primarily resulted from a reduction in the fourth quarter of 1997 in the interest component of the dividend scales on all policies by amounts ranging from 15 to 50 basis points.

RESULTS OF OPERATIONS BY SEGMENT

     For management and reporting purposes, the Company's business is organized in two principal operating segments, the "Protection Products" segment and the "Accumulation Products" segment. Substantially all of the Company's other business activities are combined and reported in the "Other Products" segment. In its Protection Products segment, the Company offers a wide range of individual life insurance products, including whole life, term life, universal life, variable universal life, last survivor life and group universal life. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the

Group Pension Transaction, as well as the Group Pension Profits, and (ii) the Company's disability income insurance business which was transferred in the DI Transaction. For accounting purposes, the Protection Products segment includes, the contribution from the Closed Block. In its Accumulation Products segment, the Company offers fixed annuities, single premium deferred annuities, immediate annuities, flexible payment variable annuities and proprietary retail mutual funds. The Company's Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation and the Run-Off Businesses (as defined below). In addition to selling the Company's proprietary investment products, the securities broker-dealer operation provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The Run-Off Businesses primarily consist of group life and health insurance as well as the group pension business that was not included in the Group Pension Transaction.

  Protection Products Segment

     The following table presents certain summary financial data relating to the Company's Protection Products segment for the periods indicated.

                                                       FOR THE THREE-MONTH      FOR THE NINE-MONTH
                                                           PERIOD ENDED            PERIOD ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         1998        1997        1998        1997
                                                       --------    --------    --------    --------
                                                                      (IN MILLIONS)
REVENUES:
Premiums.............................................   $164.6      $194.3     $  508.4    $  593.3
Universal life policy fees...........................     21.7        18.8         63.6        53.4
Net investment income and net realized gains on
  investments........................................    163.9       150.1        560.9       454.8
Group Pension Profits................................     11.4        16.0         34.1        44.2
Other income.........................................      7.9         0.5         16.4         9.9
                                                        ------      ------     --------    --------
          Total revenues.............................    369.5       379.7      1,183.4     1,155.6
BENEFITS AND EXPENSES:
Benefits to policyholders............................    171.4       191.9        521.2       589.9
Interest credited to policyholders' account
  balances...........................................     12.8        10.5         33.2        31.2
Amortization of deferred policy acquisition costs....     25.0        24.9         80.4        80.7
Other operating costs and expenses...................     66.7        65.7        211.4       202.8
Dividends to policyholders...........................     54.5        58.0        161.3       173.9
                                                        ------      ------     --------    --------
          Total benefits and expenses................    330.4       351.0      1,007.5     1,078.5
Income before income taxes...........................   $ 39.1      $ 28.7     $  175.9    $   77.1
                                                        ======      ======     ========    ========

RESULTS OF OPERATIONS --

  Protection Segment -- For the Three-Month Period Ended September 30, 1998 Compared to the Three-Month Period Ended September 30, 1997

     Premium revenue was $164.6 million for the three-month period ended September 30, 1998, a decrease of $29.7 million, or 15.3%, from $194.3 million reported in the comparable prior year. Approximately $18.9 million of the decrease resulted from lower premiums due to the transfer of the Company's disability income insurance business in 1997 pursuant to the DI Transaction. In addition, the decrease resulted from lower new traditional life premiums of $1.2 million, lower single premiums of $3.0 million due to a reduction in the Company's dividend scales (substantially all single premiums result from policyholders electing to buy additional insurance coverage with dividends received on existing policies), and lower renewal premiums of $6.6 million.

     Universal life policy fees were $21.7 million for the three-month period ended September 30, 1998, an increase of $2.9 million or 15.4% from $18.8 million reported in the comparable prior year period. This increase was primarily the result of higher fees relating to the Company's VUL business of $2.3 million. The Company reported total fees from its VUL business of $7.0 million for the three-month period ended September 30, 1998, as compared to $4.7 million reported for the comparable prior year period. The increase in VUL fees is primarily due to higher cost of insurance charges of approximately $1.4 million consistent with the in-force growth of such business.

     Net investment income and net realized gains on investments were $163.9 million for the three-month period ended September 30, 1998, an increase of $13.8 million, or 9.2%, from $150.1 million reported in the comparable prior year period. The increase was primarily due to higher average invested assets, higher gains in sales of real estate and higher income from equity partnerships.

     Group Pension Profits were $11.4 million for the three-month period ended September 30, 1998, a decrease of $4.6 million, or 28.8%, from $16.0 million reported in the comparable prior year period. Group Pension Profits consisted of $12.3 million of Group Pension Payments, offset by an increase of $0.9 million in valuation allowances relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In the comparable prior year period, Group Pension Profits consisted of $15.4 million of Group Pension Payments and $0.6 million relating to a decrease in the aforementioned valuation allowances. Group Pension Payments during the three-month period ended September 30, 1998 decreased from that reported in the comparable prior year period primarily because of the continuing run-off of the Existing Deposits and lower reinvestment rates. The decrease in the valuation allowance reported during the three-month period ended September 30, 1997 resulted primarily from the paydown of certain mortgage loans.

     Other income was $7.9 million for the three-month period ended September 30, 1998, an increase of $7.4 million, as compared to $0.5 million reported in the comparable prior year period. The increase was primarily the result of a $4.1 million increase in reinsurance expense allowances.

     Benefits to policyholders were $171.4 million for the three-month period ended September 30, 1998, a decrease of $20.5 million, or 10.7%, as compared to $191.9 million reported in the comparable prior year period. The decrease primarily resulted from a $13.0 million decrease relating to the transfer of the Company's disability income insurance business pursuant to the DI Transaction during the fourth quarter of 1997. In addition, the decrease in benefits to policyholders consists of lower surrenders on traditional business of approximately $6.4 million higher death benefits on traditional business, net of reinsurance, of $7.1 million and a decrease in the change in reserves on traditional business of approximately $8.3 million, consistent with a decline in the amount of in-force, new and single traditional business lower surrenders and higher death benefit payments.

     Interest credited to policyholder account balances was $12.8 million for the three-month period ended September 30, 1998, an increase of $2.3 million, or 21.9%, as compared to $10.5 million reported in the comparable prior year period. This increase was primarily due to interest credited on the sale of CSVUL products, of $1.5 million, prior to the transfer of funds to the separate account.

     Amortization of deferred policy acquisition costs ("DAC") was $25.0 million for the three-month period ended September 30, 1998, an increase of $0.1 million, or 0.4%, as compared to $24.9 million reported in the comparable prior year period. The increase is primarily the result of: (i) higher amortization of approximately $1.8 million, relating to the VUL product line, and (ii) higher amortization related to traditional life business of $1.0 million, offset by (i) a decrease in amortization of $1.5 million relating to the transfer of the Company's disability income insurance business pursuant to the DI Transaction and (ii) a decrease of approximately $1.4 million relating to the Company's universal life business.

     Other operating costs and expenses were $66.7 million for the three-month period ended September 30, 1998, an increase of $1.0 million, or 1.5%, as compared to $65.7 million reported in the comparable prior year period. The increase primarily consists of higher interest expense, as a result of the issuance of the MONY Notes on December 31, 1997, higher costs incurred in connection with the Year 2000 issue, restructuring the Company's career agency sales force, and other strategic initiatives, offset by a reduction in the fair value of the Company's liability under its non-qualified pension plan.

     Dividends to policyholders of $54.5 million for the three-month period ended September 30, 1998 decreased $3.5 million, or 6.0% from $58.0 million reported in the comparable prior year period. The decrease primarily resulted from a reduction in the fourth quarter of 1997 in the interest component of the dividend scales on all policies by amounts ranging from 15 to 50 basis points.

  Protection Segment -- For the Nine-Month Period Ended September 30, 1998 Compared to the Nine-Month Period Ended September 30, 1997

     Premium revenue was $508.4 million for the nine-month period ended September 30, 1998, a decrease of $84.9 million, or 14.3%, from $593.3 million reported in the comparable prior year period. Approximately $55.5 million of the decrease resulted from lower premiums due to the transfer of the Company's disability income insurance business in 1997 pursuant to the DI Transaction. In addition, the decrease resulted from lower new traditional life premiums of $5.5 million, lower single premiums of $8.4 million due to a reduction in the Company's dividend scales, and lower renewal premiums of $15.5 million.

     Universal life policy fees were $63.6 million for the nine-month period ended September 30, 1998, an increase of $10.2 million or 19.1% from $53.4 million reported in the comparable prior year period ended September 30, 1997. This increase was primarily the result of higher fees relating to the Company's VUL business of $7.3 million. The Company reported total fees from its VUL business of $19.4 million, as compared to $12.1 million reported for the comparable period ended September 30, 1997. The increase in VUL fees is primarily due to higher cost of insurance charges of approximately $4.1 million, consistent with the in-force growth of such business.

     Net investment income and net realized gains on investments were $560.9 million for the nine-month period ended September 30, 1998, an increase of $106.1 million, or 23.3%, from $454.8 million reported in the comparable period ended September 30, 1997. The increase was primarily due to higher average invested assets, higher gains from sales of real estate and higher income from equity partnerships.

     Group Pension Profits were $34.1 million for the nine-month period ended September 30, 1998, a decrease of $10.1 million, or 22.9%, from $44.2 million reported in the comparable prior year period. Group Pension Profits consisted of $35.8 million of Group Pension Payments, offset by an increase of $1.7 million in valuation allowances relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In the comparable prior year period Group Pension Profits consisted of $39.7 million of Group Pension Payments and $4.5 million relating to a decrease in the aforementioned valuation allowances. Group Pension Payments during the nine-month period ended September 30, 1998 decreased from that reported in the comparable prior year period primarily because of the continuing run-off of the Existing Deposits and lower reinvestment rates. The decrease in the valuation allowance reported during the nine-month period ended September 30, 1997 resulted primarily from the paydown of certain mortgage loans.

     Other income was $16.4 million for the nine-month period ended September 30, 1998, an increase of $6.5 million, or 65.7%, as compared to $9.9 million reported in the comparable prior year period. The increase was primarily due to an increase of $2.9 million relating to reinsurance expense allowances.

     Benefits to policyholders were $521.2 million for the nine-month period ended September 30, 1998, a decrease of $68.7 million, or 11.6%, as compared to $589.9 million reported in the comparable prior year period. The decrease primarily resulted from a decrease of $50.9 million relating to the transfer of the

Company's disability income insurance business pursuant to the DI Transaction during the fourth quarter of 1997. In addition, the decrease in benefits to policyholders consists of lower surrenders on traditional business of approximately $10.3 million, higher death benefits, net of reinsurance, of approximately $13.2 million and, a decrease in the change in reserves on traditional business of approximately $20.3 million, consistent with a decline in the amount of in-force new and single traditional business lower surrenders and higher death benefit payments.

     Interest credited to policyholder account balances was $33.2 million for the nine-month period ended September 30, 1998, an increase of $2.0 million, or 6.4%, as compared to $31.2 million reported in the comparable prior year period. The increase was primarily due to interest credited on the sale of CSVUL products prior to the transfer of funds to the separate account, of $1.5 million.

     Amortization of DAC was $80.4 million for the nine-month period ended September 30, 1998, a decrease of $0.3 million, or 0.4%, as compared to $80.7 million reported in the comparable prior year period. The decrease is primarily the result of: (i) lower amortization of approximately $1.8 million, relating to the term life product line, and (ii) lower amortization related to the health business of $2.3 million and (iii) lower amortization of $1.2 million on the variable universal life product line, offset by (i) an increase in amortization of approximately $3.4 million in traditional whole life products.

     Other operating costs and expenses were $211.4 million for the nine-month period ended September 30, 1998, an increase of $8.6 million, or 4.2%, as compared to $202.8 million reported in the comparable prior year period. The increase primarily consists higher interest expense, as a result of the issuance of the MONY Notes on December 31, 1997, higher costs incurred in connection with the Year 2000 issue and in connection with restructuring of the Company's career agency sales force and other strategic initiatives.

Dividends to policyholders of $161.3 million for the nine-month period ended September 30, 1998 decreased $12.6 million, or 7.2% from $173.9 million reported in the comparable prior year period. The decrease primarily resulted from a reduction in the fourth quarter of 1997 in the interest component of the dividend scales on all policies by amounts ranging from 15 to 50 basis points.

     Accumulation Products Segment

     The following table presents certain summary financial data relating to the Company's Accumulation Products segment for the periods indicated.

                                                          FOR THE THREE-MONTH     FOR THE NINE-MONTH
                                                              PERIOD ENDED           PERIOD ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          --------------------    ------------------
                                                            1998        1997       1998       1997
                                                          --------    --------    -------    -------
                                                                        (IN MILLIONS)
REVENUES:
Premiums................................................   $  0.5      $  1.0     $  2.3     $  3.8
Investment-type product fees............................     15.9        13.3       47.5       36.5
Net investment income and net realized gains on
  investments...........................................     31.3        33.4      109.1       98.7
Other income............................................     17.7        14.1       52.3       37.3
                                                           ------      ------     ------     ------
          Total revenues................................     65.4        61.8      211.2      176.3
BENEFITS AND EXPENSES:
Benefits to policyholders...............................      5.2         4.2       14.1       15.5
Interest credited to policyholders' account balances....     14.3        16.9       42.2       52.2
Amortization of deferred policy acquisition costs.......      7.1         5.6       22.5       18.2
Other operating costs and expenses......................     21.3        18.4       64.0       48.4
Dividends to policyholders..............................      0.4         0.5        1.3        1.6
                                                           ------      ------     ------     ------
          Total benefits and expenses...................     48.3        45.6      144.1      135.9
Income before income taxes..............................   $ 17.1      $ 16.2     $ 67.1     $ 40.4
                                                           ======      ======     ======     ======

  Accumulation Segment -- For the Three-Month Period Ended September 30, 1998 Compared to the Three-Month Period Ended September 30, 1997

     Investment-type product policy fees were $15.9 million for the three-month period ended September 30, 1998, an increase of $2.6 million, or 19.5%, from $13.3 million reported in the comparable period ended September 30, 1997. This increase was primarily the result of higher fees relating to the Company's FPVA business of $2.8 million. The Company reported total fees from its FPVA business for the three-month period ended September 30, 1998 of $15.6 million, as compared to $12.8 million reported for the comparable period ended September 30, 1997. The increase in FPVA fees resulted from an increase in the average FPVA account value of $654.8 million during the three-month period ended September 30, 1998 to $4,347.5 million, as compared to $3,692.7 million for the comparable prior year period.

     Net investment income and net realized gains on investments were $31.3 million for the three-month period ended September 30, 1998, a decrease of $2.1 million, or 6.3%, from $33.4 million reported in the comparable period ended September 30, 1997. The decrease was primarily due to lower average invested assets.

     Other income (which consists primarily of fees earned by the Company's mutual fund management and supplementary contracts with life contingencies) was $17.7 million for the three-month period ended September 30, 1998, an increase of $3.6 million, or 25.6%, as compared to $14.1 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $5.2 million offset by a decrease of $0.4 relating to supplementary contracts with life contingencies.

     Benefits to policyholders were $5.2 million for the three-month period ended September 30, 1998, an increase of $1.0 million, or 23.8%, as compared to $4.2 million reported in the comparable prior year period. The increase is primarily due to higher reserves on immediate annuities.

     Interest credited to policyholder account balances was $14.3 million for the three-month period ended September 30, 1998, a decrease of $2.6 million, or 15.4%, as compared to $16.9 million reported in the comparable prior year period. The decrease primarily resulted from lower interest crediting on all accumulation products, except for FPVA, consistent with the decrease in such corresponding account balances.

     Amortization of DAC was $7.1 million for the three-month period ended September 30, 1998, an increase of $1.5 million, or 26.8%, as compared to $5.6 million reported in the comparable prior year period. The increase is primarily the result of higher amortization of approximately $2.2 million relating to the Company's FPVA product line. The increase in amortization relating to FPVAs resulted from higher profits from such business due to an increase in the average FPVA account value of $654.8 million during the three-month period ended September 30, 1998 to $4,347.5 million, as compared to $3,692.7 million for the comparable prior year period.

     Other operating costs and expenses were $21.3 million for the three-month period ended September 30, 1998, an increase of $2.9 million, or 15.8%, as compared to $18.4 million reported in the comparable prior year period. The increase primarily consists of higher commission and other operating expenses of $3.7 million from its investment advisor subsidiary.

  Accumulation Segment -- For the Nine-Month Period Ended September 30, 1998 Compared to the Nine-Month Period Ended September 30, 1997

     Investment-type product policy fees were $47.5 million for the nine-month period ended September 30, 1998, an increase of $11.0 million, or 30.0%, from $36.5 million reported in the comparable period ended September 30, 1997. This increase was primarily the result of higher fees relating to the Company's FPVA business of $11.2 million. The Company reported total fees from its FPVA business of $47.1 million, as compared to $35.9 million reported for the comparable prior year period. The increase in FPVA fees resulted from an increase in the average FPVA account value of $979.6 million during the nine-month period ended September 30, 1998 to $4,281.7 million, as compared to $3,302.1 million for the comparable prior year period.

     Net investment income and net realized gains on investments were $109.1 million for the nine-month period ended September 30, 1998, an increase of $10.4 million, or 10.5%, from $98.7 million reported in the comparable period ended September 30, 1997. The increase was primarily due to higher gains from the sales of real estate offset by lower average invested assets.

     Other income was $52.3 million for the nine-month period ended September 30, 1998, an increase of $15.0 million, or 40.2%, as compared to $37.3 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $16.0 million.

     Benefits to policyholders were $14.1 million for the nine-month period ended September 30, 1998, a decrease of $1.4 million, or 9.0%, as compared to $15.5 million reported in the comparable prior year period. The decrease is primarily due to lower reserves on immediate annuities resulting from lower sales and a decrease in the issuance of supplementary contracts with life contingencies during the period.

     Interest credited to policyholder account balances was $42.2 million for the nine-month period ended September 30, 1998, a decrease of $10.0 million, or 19.2%, as compared to $52.2 million reported in the comparable prior year period. The decrease primarily resulted from lower interest crediting on all accumulation products, except for FPVA, consistent with the decrease in such corresponding account balances.

     Amortization of DAC was $22.5 million for the nine-month period ended September 30, 1998, an increase of $4.3 million, or 23.6%, as compared to $18.2 million reported in the comparable prior year period. The increase is primarily the result of higher amortization of approximately $6.3 million relating to the Company's FPVA product line. The increase in amortization relating to FPVAs resulted from higher profits from such business due to an increase in the average FPVA account value of $979.6 million during the nine-month period ended September 30, 1998 to $4,281.7 million, as compared to $3,302.1 million for the comparable prior year period.

     Other operating costs and expenses were $64.0 million for the nine-month period ended September 30, 1998, an increase of $15.6 million, or 32.2%, as compared to $48.4 million reported in the comparable prior year period. The increase primarily consists of higher commission and other operating expenses of $12.5 million from its investment advisor subsidiary.

     Other Products Segment

     The following table presents certain summary financial data relating to the Company's Other Products segment for the periods indicated.

                                                   FOR THE THREE-MONTHS        FOR THE NINE-MONTH PERIOD
                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   ---------------------       -------------------------
                                                    1998          1997           1998             1997
                                                   -------       -------       ---------        --------
                                                                       (IN MILLIONS)
REVENUES:
Premiums.........................................   $ 2.4         $ 2.9         $ 10.6           $ 8.7
Investment-type product policy fees..............     0.0           0.2            0.8             1.1
Net investment income and net realized gains on
  investments....................................    12.8          14.0           51.7            44.9
Other income.....................................    10.8          12.4           43.2            35.9
                                                    -----         -----         ------           -----
          Total revenues.........................    26.0          29.5          106.3            90.6
BENEFITS AND EXPENSES:
Benefits to policyholders........................     3.8           5.2           20.1            15.8
Interest credited to policyholders' account
  balances.......................................     2.3           2.5            8.6             9.5
Other operating costs and expenses...............    15.3          12.0           59.0            48.8
Dividends to policyholders.......................     0.3           0.1            1.0             0.9
                                                    -----         -----         ------           -----
          Total benefits and expenses............    21.7          19.8           88.7            75.0
Income before income taxes.......................   $ 4.3         $ 9.7         $ 17.6           $15.6
                                                    =====         =====         ======           =====

  Other Products Segment -- For the Three-Month Period Ended September 30, 1998 Compared to the Three-Month Period Ended September 30, 1997

     Premium revenue was $2.4 million for the three-month period ended September 30, 1998, a decrease of $0.5 million, or 17.2%, from $2.9 million reported in the comparable period ended September 30, 1997. The decrease primarily relates to a decrease of $0.4 million in premiums on group pension business.

     Net investment income and net realized gains on investments were $12.8 million for the three-month period ended September 30, 1998, a decrease of $1.2 million, or 8.6%, from $14.0 million reported in the comparable period ended September 30, 1997. The decrease was due to lower average invested assets.

     Other income was $10.8 million for the three-month period ended September 30, 1998, a decrease of $1.6 million, or 12.9%, as compared to $12.4 million reported in the comparable prior year period. The decrease was primarily the result of lower fees earned by MONY Securities Corp. and the Company's other non-life subsidiaries.

     Benefits to policyholders were $3.8 million for the three-month period ended September 30, 1998, a decrease of $1.4 million, or 26.9%, as compared to $5.2 million reported in the comparable prior year period. The decrease was primarily due to a decrease in group insurance of $1.5 million.

     Other operating costs and expenses were $15.3 million for the three-month period ended September 30, 1998, an increase of $3.3 million, or 27.5%, as compared to $12.0 million reported in the comparable prior year period. The increase primarily consists of higher commission and allocated expenses to the Company's broker-dealer operations of $1.9 million.

  Other Products Segment -- For the Nine-Month Period Ended September 30, 1998 Compared to the Nine-Month Period Ended September 30, 1997

     Premium revenue was $10.6 million for the nine-month period ended September 30, 1998, an increase of $1.9 million, or 21.8%, from $8.7 million reported in the comparable period ended September 30, 1997. The increase primarily relates to an increase of $1.3 million in group pension business during the period.

     Net investment income and net realized gains on investments were $51.7 million for the nine-month period ended September 30, 1998, an increase of $6.8 million, or 15.1%, from $44.9 million reported in the comparable period ended September 30, 1997. The increase was due to higher gains from the sales of real estate offset by lower average invested assets.

     Other income was $43.2 million for the nine-month period ended September 30, 1998, an increase of $7.3 million, or 20.3%, as compared to $35.9 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by MONY Securities Corp. of $8.7 million.

     Benefits to policyholders were $20.1 million for the nine-month period ended September 30, 1998, an increase of $4.3 million, or 27.2%, as compared to $15.8 million reported in the comparable prior year period. The increase was primarily due to an increase in group pension business of $1.8 million as a result of higher annuitization of pension contracts and an increase of $2.5 million in group insurance reserves.

     Other operating costs and expenses were $59.0 million for the nine-month period ended September 30, 1998, an increase of $10.2 million, or 20.9%, as compared to $48.8 million reported in the comparable prior year period. The increase primarily consists of higher commission and allocated expenses to the Company's broker-dealer operations and other operating expenses of $10.4 million.

EXTRAORDINARY CHARGE FOR DEMUTUALIZATION; HOLDING COMPANY EXPENSES

     The $15.5 million and $3.3 million reflected as after-tax demutualization expenses on the Company's consolidated statements of income for the nine-month periods ended September 30, 1998 and 1997, respectively, were direct nonrecurring costs specifically related to the demutualization of MONY. Such extraordinary expenses for the three-month period ended September 30, 1998 and 1997 were $5.8 million and $0.9 million, respectively. Management estimates approximately $9.2 million of such demutualization expenses remain to be incurred subsequent to September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Holding Company

     The Holding Company's cash flow will consist of dividends from subsidiaries, if declared and paid, principal and interest payments with respect to the Intercompany Surplus Notes, if issued in connection with the issuance of the Holding Company Subordinated Notes, and investment income on assets held by the Holding Company, offset by expenses incurred for debt service on the Holding Company Subordinated Notes, if issued, salaries and other expenses. Assuming that the entire $115 million aggregate principal amount of Holding Company Subordinated Notes that could be issued is actually issued, annual interest payments on the Holding Company Subordinated Notes will be $10.9 million per year. As a holding company, the Holding Company's ability to meet its cash requirements and pay dividends on the Common Stock depends upon the receipt of dividends and other payments from MONY. The payment of dividends by MONY to the Holding Company is regulated under state insurance law. Under the New York Insurance Law, MONY will be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. Under the New York Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. The New York Insurance Department has established informal guidelines for the New York Superintendent's determinations that focus on, among other things, overall financial condition and profitability under statutory accounting practices. Management believes these guidelines may limit the ability of MONY to pay dividends to the Holding Company. There can be no assurance that MONY will have statutory earnings to support the payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends. In addition, the Arizona insurance laws contain similar restrictions on the ability of its subsidiary, MONY Life Insurance Company of America ("MLOA") to pay dividends to MONY. There can be no assurance that the Arizona insurance laws will in the future permit the payment of dividends by MLOA to MONY in an amount sufficient to support the ability of MONY to pay dividends to the Holding Company.

     If the Holding Company Subordinated Notes are issued, the Holding Company may also receive payments of principal and interest from MONY on the Intercompany Surplus Notes. The Intercompany Surplus Notes will be in an aggregate principal amount equal to the aggregate principal amount of the Holding Company Subordinated Notes and bear interest at 9.50% per annum, which is payable semiannually. Principal is payable at maturity. Payments of principal and interest on the Intercompany Surplus Notes can only be made with the prior approval of the New York Superintendent "whenever, in his judgment, the financial condition of such insurer warrants". Such payments further may be made only out of surplus funds, which are available for such payments under the New York Insurance Law. There can be no assurance that MONY will obtain the requisite approval for payments with respect to the Intercompany Surplus Notes, or that surplus funds will be available for such payments.

     MONY LIFE

     MONY Life's cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, operating expenses, income taxes, acquisitions of invested assets, and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to the Company's obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company's products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates.

     The events most likely to cause an adjustment in the Company's investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes.

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at September 30, 1998 and December 31, 1997.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                   AMOUNT AT                   AMOUNT AT
                                                 SEPTEMBER 30,    PERCENT     DECEMBER 31,    PERCENT
                                                     1998         OF TOTAL        1997        OF TOTAL
                                                 -------------    --------    ------------    --------
                                                                    ($ IN MILLIONS)
NOT SUBJECT TO DISCRETIONARY WITHDRAWAL
  PROVISIONS...................................    $  923.3         12.6%       $  944.2        12.6%
Subject to discretionary withdrawal -- with
  market value adjustment or at carrying value
  less surrender charge........................     5,163.2         70.4         5,236.4        70.1
                                                   --------        -----        --------       -----
Subtotal.......................................     6,086.5         83.0         6,180.6        82.7
Subject to discretionary withdrawal -- without
  adjustment at carrying value.................     1,248.6         17.0         1,295.3        17.3
                                                   --------        -----        --------       -----
Total annuity reserves and deposit liabilities
  (gross)......................................     7,335.1        100.0%        7,475.9       100.0%
                                                   --------        -----        --------       -----
Less reinsurance...............................       129.4                        145.7
                                                   --------                     --------
Total annuity reserves and deposit liabilities
  (net)........................................    $7,205.7                     $7,330.2
                                                   ========                     ========

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                              FOR THE NINE-MONTH PERIOD
                                                                 ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               1998               1997
                                                              ------             ------
                                                                   ($ IN MILLIONS)
PRODUCT LINE:
Traditional life............................................  $239.3             $246.5
Variable and universal life.................................    24.0               20.9
Annuities...................................................   390.0              339.4
                                                              ------             ------
          Total.............................................  $653.3             $606.8
                                                              ======             ======

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the nine-month period ended September 30, 1998, the Company reported a net increase in cash and cash equivalents of $74.7 million, as compared to a net decrease in cash and cash equivalents of $92.7 million during the nine-month period ended September 30, 1997, a change of $167.4 million due primarily to (i) the repayment of Eurobond debt in 1997 of $89.2 million; (ii) increased cash inflows from sales of real estate in 1998 of $210.4 million compared to the comparable period in the prior year; and (iii) increased receipts from annuity and universal life policies, of $57.1 million compared to the comparable period in the prior year.

     In addition, the Company has two bank line of credit facilities with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 1999 and September 2003. The purpose of these facilities is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience. The Company has not borrowed against these lines of credit.

     At September 30, 1998, MONY had commitments to issue $49.5 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 6.7% to 8.0%. In addition, MONY had commitments to issue $77.3 million of fixed rate commercial mortgage loans with interest rates ranging from 6.88% to 7.72%. MONY also had commitments outstanding to purchase $23.7 million of private fixed maturity securities as of September 30, 1998 with interest rates ranging from 6.86% to 6.94%.

     Of the $810.5 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at September 30, 1998, $79.3 million, $55.4 million, $85.7 million, and $59.2 million are scheduled to mature in 1998, 1999, 2000, and 2001, respectively.

     In 1994, the Company completed the sale of $125.0 million face amount of its 11.25% Surplus Notes due August 15, 2024, which generated net proceeds of $70.0 million after a discount of approximately 42.2% from the principal amount payable at maturity and issuance expenses of approximately $2.3 million. Following the discount accretion period, interest will begin to accrue on August 15, 1999; thereafter, interest is scheduled to be paid on February 15 and August 15 of each year, commencing February 15, 2000, at a rate of 11.25% per annum.

     To the extent that the MONY Notes are not exchanged for Holding Company Subordinated Notes, they will remain as surplus notes of MONY having an interest rate of 9.50%, payable semiannually in arrears on June 30 and December 31 in each year.

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 7.9% to 8.7%. Maturities range from June 2000 to July 2009. Interest expense on such mortgage loans was $2.1 million and $3.1 million for the three-month periods ended September 30, 1998 and 1997, respectively, and $8.0 million and $9.2 million for the nine-month periods ended September 30, 1998 and 1997, respectively.

     During 1989, the Company entered into a transaction which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8% per annum. Interest is cumulative. Periodic interest payments are not required. All principal and interest are effectively due at the maturity of the obligation (March 30, 2000) which is subject to extension at the option of the creditor. However, interest may be paid periodically subject to available cash flow from the real estate properties. At September 30, 1998 and December 31, 1997, the outstanding balance of the obligation including accrued interest was $42.5 million and $41.3 million, respectively. Interest expense on the obligation of $0.8 million and $0.7 million for the three-month periods ended September 30, 1998 and 1997, respectively, and $2.3 million and $2.2 million for the nine-month periods ended September 30, 1998 and 1997, respectively, is reflected in Other Operating Costs and Expenses.

     In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note is due January 1, 2009. The transaction is accounted for as a financing. Accordingly, the facility remains on the Company's books and continues to be depreciated. An obligation representing the total proceeds on the sale was recorded by the Company at the effective date of the transaction, and is reduced based on payments under the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.0 million in 1998, $7.1 million in 1999, $7.3 million in 2000, $7.4 million in 2001, $7.6 million in 2002, and $48.7 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     At September 30, 1998, aggregate maturities of long-term debt based on required remaining principal payments for 1998 and the succeeding four years are $0.5 million, $12.5 million, $87.4 million, $36.2 million and $0.5 million, respectively, and $248.1 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at September 30, 1998, for the remainder of 1998 and the succeeding four years are $5.1 million, $30.7 million, $117.6 million, $63.7 million and $25.7 million, respectively.

     Among the assets allocated to the Closed Block are the Series A Notes. MONY has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments on the Series A Notes pursuant to the terms thereof, as described in "-- The Group Pension Transaction".

     The NAIC established RBC requirements to help state regulators monitor and safeguard life insurers' financial strength by identifying those companies that may be inadequately capitalized. The RBC guidelines provide a method to measure the adjusted capital (statutory-basis capital and surplus plus the Asset Valuation Reserve and other adjustments) that a life insurance company should have for regulatory purposes, taking into consideration the risk characteristics of such company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the nature, mix and credit quality of its investment portfolio and the nature and volume of the products that it sells.

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at September 30, 1998 and December 31, 1997 were in excess of the minimum required RBC.

YEAR 2000

  State of Readiness

     In 1996, the Company initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, the Company retained Command Systems, Inc., and Keane, Inc. to assist the Company in bringing the Company's computer and information systems into Year 2000 compliance. The Company's overall goal for information technology ("IT") related items is to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. MONY has also retained Technology Resource Solutions to assist in the evaluation of Year 2000 issues affecting the Company's non-IT systems in facilities and equipment which may contain date logic in embedded chips. MONY's overall goal is to have all non-IT systems compliant by mid-1999.

     The scope of the Project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; ensuring the compliance of voice and data network software and hardware; addressing issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and addressing the compliance of key vendors and other third parties.

     The phases of the Project are (i) inventorying Year 2000 items and assigning priorities; (ii) assessing the Year 2000 compliance of items; (iii) remediating or replacing items that are determined not to be Year 2000 compliant; (iv) testing items for Year 2000 compliance; and (v) designing and implementing Year 2000 contingency and business continuity plans. To determine that all IT systems (whether internally developed or purchased) are Year 2000 compliant, each system is tested using a standard testing methodology which includes unit testing, baseline testing, and future date testing. Future date testing includes critical dates near the end of 1999 and into the year 2000, including leap year testing. For business-critical non-IT systems in buildings, facilities and equipment, approximately 50% had been remediated as of September 30, 1998.

     The inventory and assessment phases of the Project were completed prior to mid 1998. At September 30, 1998, approximately 80% of the Company's application systems had been remediated, tested and re-implemented into production. Approximately 85% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms were deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Business critical items are scheduled to be compliant and tested by December 31, 1998. Approximately 50% of non-IT business critical items had been remediated as of September 30, 1998. Ongoing testing for Year 2000 compliance will continue in the fourth quarter of 1998 and in 1999, and is expected to be completed by mid 1999.

     As part of the Project, significant service providers, vendors, suppliers, and other third parties that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost of the Year 2000 Project is approximately $26.0 million. The total amount expended on the Project through September 30, 1998 was $19.0 million which includes $13 million for external vendor costs, and $6 million for internal costs. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $6 million, which includes $4 million for external vendor costs, and $2 million for internal costs. These amounts include costs associated with the current development of contingency plans.

  Risks

     The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonable likely worst case scenario) could affect the distribution and sale of life insurance, annuity and investment products and could have a material effect on the Company's financial position and results of operations.

  Contingency Plans

     The Company has retained outside consultants to assist in the development of Business Continuity Plans, which includes identification of third party service providers, information systems, equipment, facilities, and other items which are mission critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address failures due to the Year 2000 problem of third parties and other items, which are critical to the ongoing operation of the business. The Contingency Plan includes the performance of alternate processing as well as consideration for changing third party service providers, vendors, and suppliers if necessary. The scheduled date for completion of the Contingency Plan is mid 1999. The Company believes that due to the pervasive nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

                                  INVESTMENTS

     The following discussion excludes invested assets transferred in the Group Pension Transaction. This discussion should be read in conjunction with the summary financial information presented in Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements and "Management Discussion and Analysis of Financial Condition and Results of Operations".

     The yield on general account invested assets (including net realized gains and losses on investments) was 8.0% and 7.7% for the three-month period ended September 30, 1998 and 1997, respectively, and 9.4% and 7.7% for the nine-month period ended September 30, 1998 and 1997, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                           AS OF AND FOR THE      AS OF AND FOR THE      AS OF AND FOR THE      AS OF AND FOR THE
                           THREE-MONTHS ENDED     THREE-MONTHS ENDED     NINE-MONTHS ENDED      NINE-MONTHS ENDED
                           SEPTEMBER 30, 1998     SEPTEMBER 30, 1997     SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                          --------------------   --------------------   --------------------   --------------------
                          YIELD(2)    AMOUNT     YIELD(2)    AMOUNT     YIELD(1)    AMOUNT     YIELD(1)    AMOUNT
                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                               ($ IN MILLIONS)
FIXED MATURITIES:
Investment income.......     7.4%    $   113.9      7.7%    $   106.2      7.4%    $   333.8      7.5%    $   313.5
Net realized gains
  (losses)..............    (0.2)         (3.5)     0.0           0.6      0.2           8.8      0.2           7.1
Total...................     7.2%        110.4      7.7%        106.8      7.6%        342.6      7.7%        320.6
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $ 6,214.4              $ 5,729.0              $ 6,214.4              $ 5,729.0
EQUITY SECURITIES:(3)
Investment income.......    27.1%    $    25.6     23.8%    $    18.4     17.3%    $    46.4     17.8%    $    42.1
Net realized gains
  (losses)..............   (10.7)        (10.1)     8.3           6.4      2.9           7.8     13.2          31.3
Total...................    16.4%         15.5     32.1%         24.8     20.2%         54.2     31.0%         73.4
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $   378.1              $   326.1              $   378.1              $   326.1
MORTGAGE LOANS:
Investment income.......     8.8%    $    31.7      8.9%    $    33.5      8.9%    $    94.8      9.1%    $   104.1
Net realized gains
  (losses)..............     1.0           3.5      0.4           1.5      0.8           8.1      1.3          14.8
Total...................     9.8%         35.2      9.3%         35.0      9.7%        102.9     10.4%        118.9
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $ 1,404.3              $ 1,461.7              $ 1,404.3              $ 1,461.7
REAL ESTATE:(4)
Investment income.......     3.7%    $     6.9      3.1%    $     9.6      4.8%    $    32.6      3.2%    $    33.0
Net realized gains
  (losses)..............    12.7          23.3      1.6           5.0     18.3         123.4      0.5           5.1
Total...................    16.4%         30.2      4.7%         14.6     23.1%        156.0      3.7%         38.1
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $   680.6              $ 1,214.5              $   680.6              $ 1,214.5
POLICY LOANS:
Investment income.......     6.9%    $    21.6      6.3%    $    19.5      6.5%    $    61.2      6.4%    $    59.5
Net realized gains
  (losses)..............     0.0           0.0      0.0           0.0      0.0           0.0      0.0           0.0
Total...................     6.9%         21.6      6.3%         19.5      6.5%         61.2      6.4%         59.5
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $ 1,257.6              $ 1,235.8              $ 1,257.6              $ 1,235.8
CASH & CASH EQUIVALENTS:
Investment income.......     5.4%    $     5.9      5.5%    $     5.3      4.9%    $    12.8      7.5%    $    15.1
Net realized gains
  (losses)..............     0.0           0.0      0.0           0.0      0.0           0.0      0.0           0.0
Total...................     5.4%          5.9      5.5%          5.3      4.9%         12.8      7.5%         15.1
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $   388.1              $   222.7              $   388.1              $   222.7

                           AS OF AND FOR THE      AS OF AND FOR THE      AS OF AND FOR THE      AS OF AND FOR THE
                           THREE-MONTHS ENDED     THREE-MONTHS ENDED     NINE-MONTHS ENDED      NINE-MONTHS ENDED
                           SEPTEMBER 30, 1998     SEPTEMBER 30, 1997     SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                          --------------------   --------------------   --------------------   --------------------
                          YIELD(2)    AMOUNT     YIELD(2)    AMOUNT     YIELD(1)    AMOUNT     YIELD(1)    AMOUNT
                          --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                               ($ IN MILLIONS)
OTHER INVESTED ASSETS:
Investment income(5)....     5.6%    $     0.8      0.6%    $     0.1      1.7%    $     0.8      0.4%    $     0.2
Net realized gains
  (losses)..............    (8.4)         (1.2)     5.0           0.9     45.6          21.5     (2.5)         (1.3)
Total...................    (2.8)%        (0.4)     5.6%          1.0     47.3%         22.3     (2.1)%        (1.1)
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $    57.1              $    70.8              $    57.1              $    70.8
TOTAL BEFORE INVESTMENT
  EXPENSES:
Investment income(6)....     7.9%    $   206.4      7.5%    $   192.6      7.5%    $   582.4      7.3%    $   567.5
Net realized gains
  (losses)..............     0.5          12.0      0.6          14.4      2.2         169.6      0.7          57.0
Total...................     8.4%        218.4      8.1%        207.0      9.7%        752.0      8.0%        624.5
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $10,380.2              $10,260.6              $10,380.2              $10,260.6
INVESTMENT EXPENSES NET
  OF OTHER FEE
  INCOME(7).............    (0.4%)   $    (9.3)    (0.3%)   $    (8.5)    (0.4%)   $   (27.6)    (0.3)%   $   (23.8)
TOTAL AFTER INVESTMENT
  EXPENSES:
Investment income(7)....     7.5%    $   197.1      7.2%    $   184.1      7.2%    $   554.8      7.0%    $   543.7
Net realized gains
  (losses)..............     0.5          12.0      0.5          14.4      2.2         169.6      0.7          57.0
Total...................     8.0%        209.1      7.7%        198.5      9.4%        724.4      7.7%        600.7
                           -----     ---------     ----     ---------     ----     ---------     ----     ---------
Ending assets...........             $10,380.2              $10,260.6              $10,380.2              $10,260.6
Net unrealized gains
  (losses) on fixed
  maturities............                 338.1                  138.2                  338.1                  138.2
                                     ---------              ---------              ---------              ---------
Total invested assets...             $10,718.3              $10,398.8              $10,718.3              $10,398.8

---------------
 (1) Yields are based on year-to-date average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

 (2) Yields are based on quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

 (3) Including net unrealized gains and losses in the determination of the total yield on equity securities for the nine- month periods ended September 30, 1998 and 1997 would have resulted in a total yield of 14.5% and 27.7%, respectively, which would have resulted in a total return on invested assets of 9.2% and 7.7% for the aforementioned periods, respectively. Including net unrealized gains and losses in the determination of the total yield on equity securities for the three-month periods ended September 30, 1998 and 1997 would have resulted in a total yield of (4.8%) and 49.9%, respectively, which would have resulted in a total return on invested assets of 7.2% and 8.3% for the aforementioned periods, respectively.

 (4) Equity real estate income is shown net of operating expenses, depreciation and minority interest.

 (5) Excludes amounts referred to in (7) below.

 (6) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $42.4 million and $38.5 million for the nine-months ended September 30, 1998 and 1997, respectively. In addition, real estate investment income is shown net of depreciation of $21.1 million and $36.6 million for the aforementioned periods, respectively. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $24.2 million and $16.3 million for the three-months ended September 30, 1998 and 1997, respectively. In addition, real estate investment income is shown net of depreciation of $7.0 million and $8.8 million for the aforementioned periods, respectively.

 (7) Includes mortgage servicing fee and other miscellaneous fee income of approximately $4.0 million and $2.3 million for the nine-months ended September 30, 1998 and 1997, respectively. Includes mortgage servicing fee and other miscellaneous fee income of approximately $2.2 million and $0.7 million for the three-months ended September 30, 1998 and 1997, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 61.1% and 56.9% of total invested assets at September 30, 1998 and December 31, 1997, respectively.

     The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC Designations". The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade ("Baa" or higher by Moody's, or "BBB" or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade ("Ba" or lower by Moody's, or "BB" or lower by S&P).

     Of the Company's total portfolio of fixed maturity securities at September 30, 1998, 54.8%, 39.2%, and 5.3% had NAIC Designations of 1, 2, and 3,
respectively.

     The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

     The Company defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities.

     The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these credits are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk.

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest.

     The following table sets forth the total carrying values of the Company's fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities as of the dates indicated:

   PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                            AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                   1998                   1997
                                            -------------------    ------------------
                                                         ($ IN MILLIONS)
Total fixed maturities (public and
  private)................................       $6,552.5               $5,950.1
                                                 --------               --------
Problem fixed maturities..................           24.8                   30.2
Potential problem fixed maturities........           45.2                   86.2
Restructured fixed maturities.............           11.5                    0.0
                                                 --------               --------
Total problem, potential problem &
  restructured fixed maturities...........           81.5               $  116.4
                                                 --------               --------
Total problem, potential problem &
  restructured fixed maturities as a
  percent of total fixed maturities.......            1.2%                   2.0%
                                                 --------               --------

     At September 30, 1998, the Company's largest unaffiliated single concentration of fixed maturities were $258.4 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 2.4% of total invested assets. The second largest single concentration consists of $196.4 million of the Notes purchased in connection with the Group Pension Transaction. These Notes represent approximately 1.8% of total invested assets at September 30, 1998. No other individual non-government issuer represents more than 0.5% of invested assets.

     The Company held approximately $1,157.3 million and $1,082.7 million of mortgage-backed and asset-backed securities as of September 30, 1998 and December 31, 1997, respectively. Of such amounts, $472.2 million and $474.3 million, or 40.8% and 43.8%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 1998 and December 31, 1997 91.4% and 93.2%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation of
1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                         AS OF           AS OF
                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
                                                            ($ IN MILLIONS)
CMOs...............................................    $  574.0         $  522.0
Pass-through securities............................        43.0            106.4
Commercial MBSs....................................        88.4            122.1
Asset-backed securities............................       451.9            332.2
                                                       --------         --------
          Total MBSs and asset backed securities...    $1,157.3         $1,082.7
                                                       ========         ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of September 30, 1998 and December 31, 1997 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                   AS OF SEPTEMBER 30, 1998     AS OF DECEMBER 31, 1997
                                                   -------------------------    -----------------------
                                                   AMORTIZED      ESTIMATED     AMORTIZED    ESTIMATED
                                                      COST       FAIR VALUE       COST       FAIR VALUE
                                                   ----------    -----------    ---------    ----------
                                                                     ($ IN MILLIONS)
Due in one year or less..........................   $  138.7      $  139.7      $   58.6      $   58.5
Due after one year through five years............    1,429.0       1,479.7       1,250.3       1,273.0
Due after five years through ten years...........    2,366.2       2,524.7       2,412.3       2,499.7
Due after ten years..............................    1,171.8       1,251.1         989.4       1,036.2
                                                    --------      --------      --------      --------
          Subtotal...............................    5,105.7       5,395.2       4,710.6       4,867.4
Mortgage-backed and other asset-backed
  securities.....................................    1,108.7       1,157.3       1,053.8       1,082.7
                                                    --------      --------      --------      --------
          Total..................................   $6,214.4      $6,552.5      $5,764.4      $5,950.1
                                                    ========      ========      ========      ========

MORTGAGE LOANS

     Mortgage loans consist of commercial, agricultural and residential loans. From 1992 through 1995, the Company stopped making new commercial mortgage loans. Beginning in 1995, the Company began making new commercial mortgage loans but followed a more selective program involving the investment of new funds in this asset category.

     Mortgage loans comprised 13.1% and 13.7% of total invested assets as of September 30, 1998 and December 31, 1997, respectively. As of September 30, 1998 and December 31, 1997 commercial mortgage loans comprised $810.5 million and $914.9 million or 57.7% and 64.0% of total mortgage loan investments, respectively. Agricultural loans comprise $591.6 and $512.7 million, or 42.1% and 35.8% of total mortgage loans, respectively. Residential mortgage loans comprised $2.2 million and $2.5 million, or 0.2% and 0.2% of total mortgage loan investments at September 30, 1998 and December 31, 1997, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the largest amount loaned on any one single property aggregated $46.2 million and represented less than 0.5% of general account invested assets as of September 30, 1998. Amounts loaned on 5 properties were $20 million or greater, representing in the aggregate 23.6 % of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for approximately 33.5% of the total carrying value of the commercial loan portfolio and less than 2.6% of total invested assets at September 30, 1998.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                   AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                          1998                   1997
                                                   -------------------    -------------------
                                                   CARRYING      % OF     CARRYING      % OF
                                                     VALUE      TOTAL       VALUE      TOTAL
                                                   ---------    ------    ---------    ------
                                                                ($ IN MILLIONS)
1 year or less...................................   $113.1       13.9%     $220.1       24.0%
Over 1 year but less than or equal to 2 years....     66.6        8.2        79.6        8.7
Over 2 years but less than or equal to 3 years...     79.2        9.8        86.5        9.5
Over 3 years but less than or equal to 4 years...     48.2        5.9        62.0        6.8
Over 4 years but less than or equal to 5 years...     87.2       10.8        98.4       10.8
Over 5 years but less than or equal to 6 years...     20.1        2.5        62.3        6.8
Over 6 years but less than or equal to 7 years...     46.8        5.8        47.9        5.2
Over 7 years but less than or equal to 8 years...     57.4        7.1        25.9        2.8
Over 8 years but less than or equal to 9 years...     27.2        3.4        44.6        4.9
Over 9 years but less than or equal to 10
  years..........................................    108.2       13.3        33.6        3.7
Over 10 years....................................    156.5       19.3       154.0       16.8
                                                    ------      -----      ------      -----
          Total..................................   $810.5      100.0%     $914.9      100.0%
                                                    ======      =====      ======      =====

     Problem, Potential Problem and Restructured Commercial Mortgages

     Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

     The Company reviews its mortgage loan portfolio and analyzes the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on "watchlist", or which currently has a valuation allowance. Loans which are delinquent and loans in process of foreclosure are categorized by the Company as "problem" loans. Loans with valuation allowances, but which are not currently delinquent, and loans which are on watchlist are categorized by the Company as "potential problem" loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as "restructured" loans.

     The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgage loans relative to the carrying value of all commercial mortgage loans as of the dates indicated. The table also presents the valuation allowances and writedowns recorded by the Company relative to commercial mortgages defined as problem, potential problem and restructured as of each of the dates indicated.

             PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL
                          MORTGAGES AT CARRYING VALUE

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Total commercial mortgages..................................     $810.5           $914.9
                                                                 ------           ------
Problem commercial mortgages(1).............................     $ 16.5           $ 11.3
Potential problem commercial mortgages......................       67.2             74.7
Restructured commercial mortgages...........................      166.8            225.6
                                                                 ------           ------
Total problem, potential problem & restructured commercial
  mortgages.................................................     $250.5           $311.6
                                                                 ======           ======
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......       30.9%            34.1%
                                                                 ======           ======
Valuation allowances/writedowns(2):
  Problem loans.............................................     $  3.9           $  2.1
  Potential problem loans...................................       14.3             15.8
  Restructured loans........................................       38.8             40.9
                                                                 ------           ------
Total valuation allowances/writedowns(2)....................     $ 57.0           $ 58.8
                                                                 ======           ======
Total valuation allowances as a percent of problem,
  potential problem and restructured commercial mortgages at carrying value before valuation allowances and
  writedowns................................................       18.5%            15.9%
                                                                 ======           ======

---------------
(1) Problem commercial mortgages included mortgage loans in the process of foreclosure of $16.5 million and $11.3 million at such dates, respectively.

(2) Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a Loan, of $26.3 million and $27.4 million at September 30, 1998 and December 31, 1997, respectively.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 1998 and December 31, 1997, such reserves were $13.5 million, and $17.2 million, respectively.

AGRICULTURAL MORTGAGE LOANS

  Problem, Potential Problem and Restructured Agricultural Mortgages

     The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. The following table presents the carrying amounts of problem, potential problem and restructured agricultural mortgages relative to the carrying value of all agricultural mortgages as of the dates indicated. The table also presents the valuation allowances established by the Company relative to agricultural mortgages defined as problem, potential problem and restructured as of each of the aforementioned dates indicated.

            PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL
                          MORTGAGES AT CARRYING VALUE

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Total agricultural mortgages................................     $591.6           $512.7
                                                                 ------           ------
Problem agricultural mortgages (1)..........................     $  8.1           $  2.1
Potential problem agricultural mortgages....................        1.9              2.6
Restructured agricultural mortgages.........................       12.0             17.2
                                                                 ------           ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................     $ 22.0           $ 21.9
                                                                 ======           ======
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................        3.7%             4.3%
                                                                 ======           ======
Valuation allowances/writedowns:
  Problem loans.............................................     $  0.0           $  0.9
  Potential problem loans...................................        0.1              0.1
  Restructured loans........................................        0.4              0.4
                                                                 ------           ------
Total valuation allowances/writedowns.......................     $  0.5           $  1.4
                                                                 ======           ======
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................        2.2%             6.0%
                                                                 ======           ======

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $8.1 million and $1.2 million at September 30, 1998 and December 31, 1997, respectively, and mortgage loans in the process of foreclosure of $0.0 million, and $0.9 million, respectively.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of September 30, 1998 and December 31, 1997, such reserves were $5.8 million and $5.0 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of September 30, 1998 and December 31, 1997, the carrying value of the Company's real estate investments was $680.6 million and $1,117.1 million, respectively, or 6.3% and 10.6%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications.

                               EQUITY REAL ESTATE

                                                             AS OF SEPTEMBER 30,    AS OF DECEMBER 31
                           TYPE                                     1998                  1997
                           ----                              -------------------    -----------------
                                                                         ($ IN MILLIONS)
Real estate................................................        $301.4               $  449.9
Joint ventures.............................................         218.5                  341.1
                                                                   ------               --------
  Subtotal.................................................         519.9                  791.0
Foreclosed.................................................         160.7                  326.1
                                                                   ------               --------
          Total............................................        $680.6               $1,117.1
                                                                   ------               --------

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. At September 30, 1998 and December 31, 1997, the carrying value of real estate to be disposed of was $281.0 million and $621.2 million, respectively, or 2.6% and 5.9%, respectively of invested assets at such dates, respectively. The aforementioned carrying values are net of valuation allowances of $25.7 million and $82.7 million, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $97.2 million and $182.3 million of impairment adjustments. For the nine-months ended September 30, 1998 and the year ended December 31, 1997, such increases in valuation allowances aggregated $2.5 million and $63.8 million, respectively.

     The following table analyzes the Company's real estate sales (both commercial and agricultural) during the periods indicated.

                               REAL ESTATE SALES

                                                        FOR THE THREE-MONTH     FOR THE NINE-MONTH
                                                            PERIOD ENDED           PERIOD ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                        --------------------    ------------------
                                                         1998         1997       1998        1997
                                                        -------      -------    ------      ------
                                                                     ($ IN MILLIONS)
Sales proceeds........................................   $84.2        $29.1     $512.3      $308.1
                                                         -----        -----     ------      ------
Carrying value before impairment adjustments and
  valuation allowance.................................   $67.9        $33.4     $499.9      $333.3
Impairment adjustments................................    (7.4)        (7.2)     (81.7)      (60.6)
Valuation allowances..................................    (1.6)        (2.2)     (41.4)      (16.6)
                                                         -----        -----     ------      ------
Carrying value after impairment adjustments and
  valuation allowances................................   $58.9        $24.0     $376.8      $256.1
                                                         -----        -----     ------      ------
Gain/(loss)...........................................   $25.3        $ 5.1     $135.5      $ 52.0
                                                         -----        -----     ------      ------

     Most of the proceeds from real estate sales have been invested in investment grade bonds. This has served to make the overall asset portfolio somewhat more sensitive to changes in interest rates. It has also served to reduce exposure to an illiquid asset class, real estate, and increase exposure to a more liquid asset class, investment grade public bonds.

EQUITY SECURITIES

     The Company's equity securities primarily consist of investments in common stock and limited partnership interests. Substantially all the common stocks owned by the Company are publicly traded on national security exchanges.

     The following table presents the carrying values of the Company's investments in commons stocks and limited partnership interests at the dates indicated. Included in common stocks at September 30, 1998 and December 31, 1997 are $11.8 million, and $0.8 million, respectively, of non-marketable private equity securities.

                        INVESTMENTS IN EQUITY SECURITIES

                                            AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                   1998                   1997
                                            -------------------    ------------------
                                                         ($ IN MILLIONS)
Common stocks.............................        $215.0                 $191.4
Limited partnership interests.............         163.1                  146.4
                                                  ------                 ------
          Total...........................        $378.1                 $337.8
                                                  ======                 ======

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                            AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                   1998                   1997
                                            -------------------    ------------------
                                                         ($ IN MILLIONS)
Fixed maturities..........................        $ 14.1                 $  7.3
Equity securities.........................          10.9                   17.8
Mortgages.................................          26.3                   27.4
Real estate(1)............................         181.3                  244.0
Other.....................................           0.0                    0.0
                                                  ------                 ------
          Total...........................        $232.6                 $296.5
                                                  ======                 ======

---------------
(1) Includes $59.0 million and $110.0 million as of September 30, 1998 and December 31, 1997, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                            AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                   1998                   1997
                                            -------------------    ------------------
                                                         ($ IN MILLIONS)
Mortgages.................................          50.4                   54.9
Real estate...............................          25.7                   82.7
Other.....................................           0.0                    3.5
                                                   -----                 ------
          Total...........................         $76.1                 $141.1
                                                   =====                 ======

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                            AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                   1998                   1997
                                            -------------------    ------------------
                                                         ($ IN MILLIONS)
Fixed maturities..........................        $ 14.1                 $  7.3
Equity securities.........................          10.9                   17.8
Mortgages.................................          76.7                   82.3
Real estate...............................         207.0                  326.7
Other.....................................           0.0                    3.5
                                                  ------                 ------
          Total...........................        $308.7                 $437.6
                                                  ======                 ======

PART II  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     In late 1995 and during 1996 a number of purported class actions were commenced in various state and federal courts against MONY alleging that MONY engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life has answered the complaints in each action (except for one being voluntarily held in abeyance), has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the Multidistrict Litigation has entered an order essentially holding all of the federal cases in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted MONY's motion for summary judgment and dismissed all claims filed in the Goshen case against MONY on the merits. The order by the New York State Supreme Court has been appealed by plaintiffs and all actions before the United States District Court for the District of Massachusetts are still pending. There can be no assurance, however, that the present or any future litigation relating to sales practices will not have a material adverse effect on MONY.

     In addition to the foregoing, from time to time MONY is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on MONY.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 10, 1998, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (No. 333-63835) of the Company, as then amended, relating to the Offerings. The managing underwriters for the U.S. offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette

Securities Corporation, Morgan Stanley & Co. and Salomon Smith Barney, and the managing underwriters for the international offering were Goldman Sachs International, Donaldson, Lufkin & Jenrette International, Morgan Stanley & Co. International Limited and Salomon Brothers International Limited (collectively, the "Underwriters"). The Offerings commenced on November 10, 1998, and terminated upon the sale of all the 12,937,500 shares of common stock (including 1,687,500 shares sold pursuant to the Underwriters' over-allotment option) which were registered for sale. The aggregate offering price of the securities sold was $304,031,250 (including $39,656,250 of proceeds from the exercise of the Underwriters' over-allotment option). The Company incurred the following expenses in connection with the Offerings:

Underwriting discounts and commissions..................  $19,147,500
Other expenses (legal and accounting fees, printing and
  engraving expenses, filing and listing fees, transfer
  agent and registrar fees and miscellaneous)...........    2,400,000
                                                          -----------
          Total.........................................  $21,547,500
                                                          ===========

     The net proceeds to the Company from the Offerings, after deducting the foregoing expenses, were approximately $282,483,750. In connection with the Offerings, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. Approximately $60.6 million of the net proceeds were retained by the Company and the balance of approximately $221.9 million was contributed to MONY Life.

     Of the net proceeds contributed by the Company to MONY Life, approximately $170.8 million is expected to be used by MONY Life in its general operations, approximately $13.1 million is expected to be used to fund policy credits required to be credited to Eligible Policyholders pursuant to the Plan, and approximately $38.0 million represents a reimbursement for the estimated after-tax cost of expenses incurred by MONY Life to effect the demutualization, as required by the New York Insurance Law.

     Of the net proceeds retained by the Company, approximately $2.5 million is expected to be used to pay all of the cash to Eligible Policyholders who are to receive cash as described in the Plan (other than pursuant to an expression of a preference to receive cash), $10.0 million is expected to be used to provide working capital for the Company, $30.0 million is expected to be used to pay dividends on the Company's stock, and approximately $18.1 million is expected to be retained by the Company to pay cash to Eligible Policyholders who are to receive cash pursuant to an expression of a preference to receive cash in accordance with the Plan.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

      (a) Exhibits

         27.1  Financial Data Schedule

      (b) Reports on Form 8-K

         No report on Form 8-K was filed during the quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONY GROUP INC.

                                          By: /s/ Richard Daddario
                                            ------------------------------------
                                            Richard Daddario
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Authorized Signatory and
Date: December 23, 1998                     Principal Financial Officer)

                                          By: /s/ Larry Cohen
                                            ------------------------------------
                                            Larry Cohen
                                            Vice President and Controller
Date: December 23,1998                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit 27  --     Financial Data Schedule