Form 10-K405
period 1998-12-31
MONY GROUP INC
filed 1999-03-30
CIK 1069822

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      COMMON STOCK, PAR VALUE $0.01 PER SHARE                     NEW YORK STOCK EXCHANGE
                 (TITLE OF CLASS)                                (NAME OF EACH EXCHANGE ON
                                                                     WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1999, there were outstanding 47,238,156 shares of Common Stock, $0.01 par value per share, of the Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.1 billion, based on the closing price of $23.69 per share on March 24, 1999.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement dated April 6, 1999 for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

          ITEM                           DESCRIPTION                           PAGE
          ----                           -----------                           ----
PART I      1    Business of The MONY Group Inc..............................     3
           1A    Executive Officers..........................................    17
            2    Properties..................................................    19
            3    Legal Proceedings...........................................    19
            4    Submission of Matters to a Vote of Security Holders.........    20
PART II     5    Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    20
            6    Selected Consolidated Financial Information.................    21
            7    Management's Discussion and Analysis of Financial Condition
                 and Results of Operation....................................    24
           7A    Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    67
            8    Financial Statements and Supplementary Data.................    69
            9    Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................    69
PART III   10    Directors and Executive Officers of the Registrant..........    69
           11    Executive Compensation......................................    69
           12    Security Ownership of Certain Beneficial Owners and
                 Management..................................................    69
           13    Certain Relationships and Related Transactions..............    69
PART IV    14    Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................    70
                 Index to Consolidated Financial Statements..................   F-1
                 Exhibits Index..............................................   E-1
                 Signatures..................................................   S-1

FORWARD-LOOKING STATEMENTS

     The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: (i) losses with respect to the Company's equity real estate, and the success of the Company's continuing process of selectively selling its equity real estate; (ii) the success of the recently implemented "tiering" of the Company's career agency sales force, and the ability to attract and retain productive agents; (iii) The Company's ability to control operating expenses; (iv) a successful appeal of the order of the New York Superintendent of Insurance approving the Plan; (v) a successful appeal of the decision and order of the New York State Appellate Division, First Department, affirming the New York Supreme Court's grant of summary judgment in the case of Goshen v. The Mutual Life Insurance Company of New York; (vi) deterioration in the experience of the closed block established in connection with the Demutualization; (vii) the performance of the stock markets; (viii) the intensity of competition for other financial institutions;
(ix) the Company's mortality, morbidity, persistency and claims experience; (x) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (xi) the Company's financial and claims paying ratings; (xii) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xiii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (xiv) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption and (xv) the risks associated with Year 2000 non-compliance by the Company and third-parties (including vendors and suppliers, reinsurers and others doing business with the Company), unanticipated costs associated with Year 2000 compliance due to, among other things the inability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of resources including personnel and timely and accurate responses and corrections by third parties.

     All financial data of the Company (as defined below) presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") unless otherwise indicated. In addition, all financial data in Part I and Part II (except Items 6 and 7A of Part II) is presented on a combined basis as explained in Management's Discussion and Analysis of Financial Condition and Results of Operations unless otherwise indicated.

                                     PART I

ITEM 1.  BUSINESS OF THE MONY GROUP INC.

ORGANIZATION AND BUSINESS

     The MONY Group Inc. (the "MONY Group" or the "Holding Company") is the parent holding company of MONY Life Insurance Company (formerly, The Mutual Life Insurance Company of New York). On November 16, 1998, pursuant to a Plan of Reorganization (the "Plan") approved by the New York Superintendent of Insurance, The Mutual Life Insurance Company of New York ("MONY") converted from a mutual life insurance company to a stock life insurance company (the "Demutualization") and became a wholly owned subsidiary of the MONY Group, which was organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. The MONY Group has no other operations or subsidiaries. Also, on November 16, 1998, MONY changed its name to MONY Life Insurance Company (MONY Life Insurance Company and its subsidiaries are hereafter collectively referred to as "MONY Life") and the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock. The shares of common stock issued in the Offerings are in addition to approximately
34.3 million shares of common stock of the MONY Group distributed pursuant to the Plan to certain eligible policyholders of MONY in exchange for their ownership interests in MONY.

     The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the "Company"), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners. The Company primarily distributes its products through its career agency sales force. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

     On December 31, 1998, MONY Life acquired 100% of Sagamore Financial Corporation, the parent company of U.S. Financial Life Insurance Company ("U.S. Financial") for a purchase price of $48.0 million. U.S. Financial is a special-risk carrier based in Ohio, which distributes its products in 41 states through brokerage general agencies.

     For management and reporting purposes, the Company's business is organized in two principal operating segments, the "Protection Products" segment and the "Accumulation Products" segment. Substantially all of the Company's other business activities are combined in the "Other Products" segment. In its Protection Products segment, the Company offers a wide range of life insurance products, including whole life, term life, universal life, variable universal life, last survivor life, group life and group universal life. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits,
(ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block, and (iii) the Company's disability income insurance business which was transferred in the DI Transaction. In its Accumulation Products segment, the Company offers fixed annuities, single premium deferred annuities, flexible premium deferred annuities, immediate annuities, flexible payment variable annuities and proprietary retail mutual funds. The Company's Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation and certain lines of business no longer written by the Company (the "Run-Off Businesses") (See "Information About Business Segments"). In addition to selling the Company's proprietary investment products, the securities broker-dealer operation provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers.

     For an explanation of the Group Pension Transaction and the Group Pension Profits see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Group Pension Transaction", and Note 10 to the Consolidated Financial Statements. For an explanation of the Closed Block and the Contribution from the Closed Block see Note 3 to the Consolidated Financial Statements. For an explanation of the DI Transaction see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- DI Transaction".

     The Company had total consolidated assets and equity at December 31, 1998 of approximately $25.0 billion and $1.8 billion, respectively. Of the Company's total consolidated assets at such date, $6.9 billion represented assets held in the Company's general account, $5.8 billion represented assets transferred pursuant to the Group Pension Transaction, $6.2 billion represented assets allocated to the Closed Block, and $6.1 billion represented assets held in the Company's separate accounts, for which the Company does not generally bear investment risk (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3, 10 and 20 to the Consolidated Financial Statements).

     Total revenues reported in the Company's Consolidated Financial Statements for the year ended December 31, 1998 and 1997 were $1,856.2 million and $1,976.4 million, respectively. Revenues reported for such periods by the Company's Protection Products, Accumulation Products and Other Products segments (which amounts are presented before unallocated amounts and non-recurring items -- see
Note 5 to the Consolidated Financial Statements) were $1,429.4 million, $275.8 million and $143.1 million, respectively, for the year ended December 31, 1998 and $1,598.7 million, $239.4 million and $131.1 million, respectively, for the year ended December 31, 1997.

     Consolidated income before income taxes and extraordinary item reported in the Company's Consolidated Financial Statements for the year ended December 31, 1998 and 1997 was $294.2 million and $187.7 million, respectively. Consolidated pre-tax earnings reported by the Company's aforementioned operating segments for such periods (which amounts are presented before unallocated amounts and pre-tax non-recurring items -- see Note 5 to the Consolidated Financial Statements) were $193.7 million, $80.5 million and $20.0 million, respectively, for the year ended December 31, 1998 and $129.0 million, $44.1 million and $18.3 million, respectively, for the year ended December 31, 1997.

     The following chart sets forth the Company's life insurance and annuities in force for the periods indicated.

                     LIFE INSURANCE AND ANNUITIES IN FORCE

                                                                    AS OF DECEMBER 31,
                                               -------------------------------------------------------------
                                                 1998         1997         1996         1995         1994
                                               ---------    ---------    ---------    ---------    ---------
                                                                      ($ IN MILLIONS)
PROTECTION PRODUCTS:
Traditional life:(1)
  Number of policies (in thousands)..........      967.5      1,006.3      1,060.8      1,116.5      1,163.6
  Life reserves..............................  $ 6,823.3    $ 6,651.4    $ 6,491.7    $ 6,313.3    $ 6,144.2
  Face amounts...............................  $62,156.7    $60,640.1    $62,319.8    $63,635.1    $64,122.3
Universal life:
  Number of policies (in thousands)..........       79.3         60.8         61.3         63.0         59.2
  Account values.............................  $   610.9    $   507.6    $   492.0    $   459.5    $   413.7
  Face amounts...............................  $ 9,924.3    $ 8,858.0    $ 8,603.8    $ 8,603.9    $ 7,818.2
Variable universal life:
  Number of policies (in thousands)..........       29.5         21.0         12.1          4.1           --
  Account values.............................  $   264.0    $   106.4    $    41.3    $    10.7    $      --
  Face amounts...............................  $ 7,157.5    $ 4,515.7    $ 2,508.1    $   857.8    $      --
Group universal life:
  Number of policies (in thousands)..........       54.0         57.5         50.6         49.2         40.6
  Account values.............................  $    63.2    $    60.4    $    54.8    $    51.6    $    45.7
  Face amounts...............................  $ 2,012.1    $ 2,143.3    $ 1,890.6    $ 1,821.4    $ 1,552.4
ACCUMULATION PRODUCTS:
Variable annuities:
  Number of contracts (in thousands).........      114.1        107.2         92.5         75.3         59.6
  Account values.............................  $ 4,774.1    $ 4,314.1    $ 3,146.6    $ 2,217.2    $ 1,370.6
Fixed annuities:
  Number of contracts (in thousands).........       15.7         17.9         22.3         26.8         31.8
  Account values.............................  $   997.4    $ 1,103.8    $ 1,311.8    $ 1,508.1    $ 1,689.9

---------------
(1) Consists of whole life and term life contracts.

INFORMATION ABOUT BUSINESS SEGMENTS

  Protection Products --

     The Company offers a diverse portfolio of protection products consisting of traditional life insurance, universal life insurance and variable universal life insurance.

     The Company's traditional protection products consist of whole life insurance products and term insurance products. The whole life insurance products vary in their level and duration of premiums and guaranteed cash values, providing flexibility to the Company's marketplace of individuals and small businesses with varying needs. The Company's term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a variable number of years.

     The Company also offers several universal life insurance products. Universal life insurance permits customers to vary the amount and frequency of periodic cash premiums they pay, depending upon the needs of the customer and the availability of value within the policy necessary to maintain the policy. The Company's universal life insurance products vary as to the initial premium required and the resulting degree of flexibility in future policy years.

     The Company also offers variable universal life insurance. This is a universal life insurance type of product that features the ability of the policyholder to allocate premiums among sub-accounts of the Company's separate accounts, allowing a choice among a wide variety of investment objectives. These sub-accounts have the same investment objectives and investment advisors as the sub-accounts that support the Company's variable annuities. See "-- Accumulation Products".

     Several of the Company's protection products are designed to particularly meet the needs of clients for estate planning vehicles. Survivorship life products insure several lives and provide for the payment of death benefits upon the death of the last surviving insured. A variety of policy riders are available for the Company's protection products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that waive premium payments upon disability, pay higher benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance to whole life insurance products.

     The Company also offers protection products designed for marketing to employees in their work sites. This program is designed to offer employers the opportunity to provide employees a means of purchasing life insurance through payroll deductions.

     The following table presents Protection Products segment sales of life insurance and life insurance account values or reserves for the periods indicated.

       PROTECTION PRODUCTS SEGMENT -- SALES AND ACCOUNT VALUE OR RESERVES

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1998        1997        1996        1995        1994
                                                  --------    --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
SALES:
Traditional life(1).............................  $   18.7    $   24.7    $   33.0    $   41.5    $   57.8
Universal life..................................       8.3         8.7         9.3        21.4        19.8
Variable universal life.........................      58.0        39.2        29.0        13.5          --
Group universal life............................       2.3         4.4         3.8         5.5         3.8
Disability income insurance(2)..................       1.5         4.9         5.6         7.2         7.3
                                                  --------    --------    --------    --------    --------
          Total.................................  $   88.8    $   81.9    $   80.7    $   89.1    $   88.7
                                                  ========    ========    ========    ========    ========
ACCOUNT VALUE OR RESERVES:
Traditional life(1).............................  $6,823.3    $6,651.4    $6,491.7    $6,313.3    $6,144.2
Universal life..................................     610.9       507.6       492.0       459.5       413.7
Variable universal life.........................     264.0       106.4        41.3        10.7          --
Group universal life............................      63.2        60.4        54.8        51.6        45.7
Disability income insurance(2)..................     390.5       376.2       345.2       316.3       265.7
                                                  --------    --------    --------    --------    --------
          Total.................................  $8,151.9    $7,702.0    $7,425.0    $7,151.4    $6,869.3
                                                  ========    ========    ========    ========    ========

---------------
(1) Consists of whole life and term life policies.

(2) No longer offered; at December 31, 1997 all existing in force disability income insurance has been reinsured. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- DI Transaction".

     The following table sets forth the Company's protection products segment's direct premiums on a statutory basis for the periods indicated.

           PROTECTION PRODUCTS SEGMENT -- DIRECT PREMIUMS BY PRODUCT

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1998        1997       1996       1995       1994
                                                     --------    --------    ------    --------    ------
                                                                       ($ IN MILLIONS)
LIFE INSURANCE:
  TRADITIONAL LIFE:(1)
  First year & single..............................  $  158.0    $  169.3    $169.2    $  166.6    $177.7
  Renewal..........................................     571.5       594.4     616.3       630.1     643.7
                                                     --------    --------    ------    --------    ------
          Total....................................  $  729.5    $  763.7    $785.5    $  796.7    $821.4
                                                     ========    ========    ======    ========    ======
  UNIVERSAL LIFE:
  First year & single..............................  $   10.4    $   13.4    $ 17.5    $   43.8    $ 30.7
  Renewal..........................................      67.0        67.5      65.0        55.6      53.8
                                                     --------    --------    ------    --------    ------
          Total....................................  $   77.4    $   80.9    $ 82.5    $   99.4    $ 84.5
                                                     ========    ========    ======    ========    ======
  VARIABLE UNIVERSAL LIFE:
  First year & single..............................  $  131.7    $   47.9    $ 32.4    $   12.3    $   --
  Renewal..........................................      46.3        18.3       3.3          --        --
                                                     --------    --------    ------    --------    ------
          Total....................................  $  178.0    $   66.2    $ 35.7    $   12.3    $   --
                                                     ========    ========    ======    ========    ======
  GROUP UNIVERSAL LIFE:
  First year & single..............................  $    4.7    $    5.1    $  5.1    $    6.9    $  4.8
  Renewal..........................................      12.9        11.1      10.2         8.4       5.9
                                                     --------    --------    ------    --------    ------
          Total....................................  $   17.6    $   16.2    $ 15.3    $   15.3    $ 10.7
                                                     ========    ========    ======    ========    ======
  DISABILITY INCOME INSURANCE(2):
  First year & single..............................  $    4.4    $    4.9    $  5.6    $    7.5    $  6.9
  Renewal..........................................      74.0        73.2      72.6        69.8      67.0
                                                     --------    --------    ------    --------    ------
          Total....................................  $   78.4    $   78.1    $ 78.2    $   77.3    $ 73.9
                                                     ========    ========    ======    ========    ======
  TOTAL LIFE AND DISABILITY INCOME INSURANCE.......  $1,080.9    $1,005.1    $997.2    $1,001.0    $990.5
                                                     ========    ========    ======    ========    ======

---------------
(1) Consists of whole life and term life premiums.

(2) No longer offered. At December 31, 1997 all existing in force disability income insurance has been reinsured. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- DI Transaction".

     Effective December 31, 1997, the Company ceased writing new disability insurance business. In conjunction therewith, the Company transferred all of its existing in force disability income insurance business to a third party reinsurer under an indemnity reinsurance contract. The transfer was accomplished through a novation of its existing disability income reinsurance coverage and a concurrent amendment to such existing reinsurance contract. In connection with the transaction, the Company entered into an agreement with an unrelated insurance company to distribute its disability insurance products through the Company's career agency sales force. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- DI Transaction".

     The Company has achieved improving persistency levels on its life insurance products in recent years despite ratings pressures and competitive industry conditions during the early 1990s. The Company believes that its career agents help contribute to its persistency.

  Accumulation Products --

     The Company's accumulation products focus on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a wide variety of accumulation products, such as fixed annuities, single premium deferred annuities, flexible premium deferred annuities, immediate annuities, flexible payment variable annuities and proprietary retail mutual funds. The Company's annuity and mutual fund products offer numerous investment alternatives to meet the customer's individual investment objectives. As of December 31, 1998, the Company had $5.8 billion of assets under management with respect to its annuity products and, additionally, $3.0 billion of assets under management with respect to its proprietary retail mutual funds.

     By offering both fixed and variable annuities in its Accumulation Products segment, the Company believes it has the ability to grow profitably in a variety of market environments. The Company believes that periods of rising interest rates, which tend to cause lower sales growth in its variable annuities business, make its fixed annuity products more attractive to consumers. Conversely, in periods of declining interest rates, which tend to cause lower sales growth in its fixed annuities business, the Company believes its variable annuities are more attractive to customers. The Company further believes that the sale of its proprietary retail mutual funds complements the sale of its variable annuities. The Company conducts its proprietary retail mutual funds operations through its subsidiary, Enterprise Capital Management, Inc. ("ECM"). ECM is the registered investment advisor of The Enterprise Group of Funds, a group of mutual funds that provides investors with a broad range of investment alternatives through 13 separate investment portfolios. In addition, Enterprise Accumulation Trust, for which ECM is also the registered investment advisor, is the principal funding vehicle for the Company's variable annuities and variable universal life insurance products. Enterprise Accumulation Trust provides investors with a broad range of investment alternatives through five separate investment portfolios. The Company earns investment management fees on the assets managed in connection with both its variable annuities and its proprietary retail mutual funds. In addition to investment management fees, the Company also earns insurance fees in connection with its annuities.

     The following table sets forth the total account value and sales of the principal products offered by the Company in its Accumulation Products segment.

       ACCUMULATION PRODUCTS SEGMENT -- ASSETS UNDER MANAGEMENT AND SALES

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1998        1997        1996        1995        1994
                                                  --------    --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
ASSETS UNDER MANAGEMENT
Individual variable annuities(1)................  $4,774.1    $4,314.1    $3,146.6    $2,217.2    $1,370.6
Individual fixed annuities(1)...................     997.4     1,103.8     1,311.8     1,508.1     1,689.9
Proprietary mutual funds........................   2,961.7     1,716.7       952.1       679.6       493.9
                                                  --------    --------    --------    --------    --------
                                                  $8,733.2    $7,134.6    $5,410.5    $4,404.9    $3,554.4
                                                  ========    ========    ========    ========    ========
SALES BY PRODUCT
Individual variable annuities...................  $  611.7    $  712.7    $  668.4    $  495.3    $  405.8
Individual fixed annuities......................       7.6        15.9        14.8        25.4        27.3
Proprietary retail mutual funds.................   1,295.0       751.6       347.0       207.2       150.3

---------------
(1) Represents account values for annuities.

     The Company's fixed annuity products include a single premium deferred annuity contract. This is a tax-deferred annuity contract with a one-time premium payment with a resulting cash accumulation over time and the option to receive a lump sum distribution or various payout options over the life of the annuitant. The Company also offers a single payment immediate annuity contract which provides for a single premium payment that is immediately annuitized to provide the annuitant with a guaranteed level income for life or for a minimum number of years.

     Variable annuity contractholders and variable universal life insurance policyholders have a range of investment accounts in which to place the assets held under their contracts, including accounts with interest rates guaranteed by the Company. More than 85% of the aggregate amount held under these contracts and policies is presently in investment accounts not guaranteed by the Company.

     Since early 1992, the Company has emphasized the sale of its separate account variable annuities over its general account annuities. The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company's investment risks (by shifting such risks to the separate account contractholder) and capital requirements because the assets are held in the Company's separate accounts, while enabling the Company to earn fee income from the management of assets held in the separate accounts. The selection of separate accounts also permits contractholders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company's general account. The Company believes there will be a continuation in the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options), which will benefit its accumulation business. The following table illustrates the growth in individual variable annuity account value from the beginning to the end of each period presented and the principal factors which caused the increase in account value for such period.

   ACCUMULATION PRODUCTS SEGMENT -- INDIVIDUAL VARIABLE ANNUITY ACCOUNT VALUE

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1998        1997        1996        1995        1994
                                                  --------    --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
ACCOUNT VALUE
Beginning total account value...................  $4,314.1    $3,146.6    $2,217.2    $1,370.6    $1,013.2
Sales and other deposits........................     611.7       712.7       668.4       495.3       405.8
Market appreciation.............................     298.9       738.9       448.5       471.2        22.7
Surrenders and withdrawals......................    (450.6)     (284.1)     (187.5)     (119.9)      (71.1)
                                                  --------    --------    --------    --------    --------
Ending total account value......................  $4,774.1    $4,314.1    $3,146.6    $2,217.2    $1,370.6
                                                  ========    ========    ========    ========    ========

     Approximately 82.1% of the Company's career agents were licensed through MONY Securities Corp. at December 31, 1998 to sell variable annuities (with 81.0% having National Association of Securities Dealers, Inc. ("NASD") Series 6 licenses and 27.8% having NASD Series 7 licenses).

     The Company offers a variety of proprietary retail mutual funds to retail customers. ECM's wholly-owned subsidiary, Enterprise Fund Distributors, Inc., acts as the broker-dealer in distributing shares in the Enterprise Group of Funds through MONY Securities Corp. and third-party broker-dealer firms. ECM recently made available Enterprise Accumulation Trust as a funding vehicle for variable product offerings of third-party insurance companies, initially concentrating on small and mid-size insurance companies.

     As of December 31, 1998, ECM had $6.9 billion in assets under management, of which $3.0 billion related to the proprietary retail mutual funds and $3.9 billion related to the Enterprise Accumulation Trust. The Company earns management fees on both of these categories of assets.

     ECM offers an opportunity for individual retail investors to have access to the advice and expertise of leading institutional money managers, which is generally not available to those individual retail investors.

  Other Products --

     In its broker-dealer operations, in addition to selling the Company's proprietary investment products, the Company facilitates transactions for its accumulation customers by providing access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities).

     MONY Securities Corporation ("MSC") is a registered securities broker-dealer and investment advisor and a member of the NASD. MSC is a wholly-owned subsidiary of MONY Life Insurance Company. MSC performs brokerage and other investment services relating to a wide range of securities, including mutual funds, stocks, bonds, limited partnership interests (primarily in real estate, oil and gas and equipment leasing) and tax-exempt unit investment trusts. For the years ended December 31, 1998, 1997, and 1996, 47%, 40%, and 30%, respectively, based on brokerage commissions, of the investment products sold by MSC are shares in mutual funds in the Enterprise Group of Funds. MSC's products and services are distributed through registered representatives who belong to MONY Life's career agency sales force. MSC transacts business in all 50 of the United States, the District of Columbia and Puerto Rico. Sales of other non-proprietary investment products were $330.0 million, $296.0 million and $360.0 million, respectively for the years ended December 31, 1998, 1997 and 1996.

     In its insurance brokerage operation, the Company provides its career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. MONY's insurance brokerage subsidiary is licensed as an insurance broker in Delaware and most other states.

     The Run-Off Businesses include certain lines of business no longer written by the Company. The Run-Off Businesses primarily consist of group life and health insurance and the group pension business that was not included in the Group Pension Transaction.

     Financial information with respect to each of the Company's business segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 of the Consolidated Financial Statements.

MARKETING AND DISTRIBUTION

     The Company's marketing strategy focuses on small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company's key strengths, namely its wide range of individual protection and accumulation products and its career agency sales force. Based on commissions, the Company derived nearly 72% of its sales from such key markets for the year ended December 31, 1998.

     The Company believes that its managerial agency system and career agency sales force is a competitive advantage in the marketplace. Distribution through career agents allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

     The Company's career agency sales force consisted of approximately 2,267 field agents at December 31, 1998. The career agency sales force generates most (approximately 99.4% in 1998 by premium) of the Company's new individual insurance and annuity sales and is also the primary distribution system for the Company's sale of mutual funds and other investment products to individuals. The sales force is organized as a managerial agency system under which 59 agency managers as of December 31, 1998 supervise the marketing and sales activities of agents in defined marketing territories in the United States and Europe. The agency managers are all employees of the Company, while the career agents are all independent contractors and not employees of the Company. The contract with each career agent requires the agent to submit to MONY Life applications for policies of insurance issued by MONY Life. MONY Life's compensation arrangements with career agents contain incentives for the career agents to solicit applications for products issued by MONY Life and for products issued by insurance companies not affiliated with the Company, made available by the Company's insurance brokerage operations, MONY Brokerage, Inc. Those incentives include counting first year commissions (weighted in the case of products made available by MONY Brokerage, Inc.) for the purposes of expense reimbursement programs, sales awards and certain other benefits. In addition, MONY Brokerage, Inc. makes available products issued by other insurance companies that MONY Life does not offer.

     In 1998, the Company had 513 agents in the Million Dollar Round Table ("MDRT"), an industry designation based on sales which result in annual first-year commissions of $53,000 or more, up from 460 in 1997. The Company believes that the percentage of its career agents who are MDRT members is among the highest in the industry.

     The Company believes that the two most significant challenges of operating a career agency system are ensuring that the interests of the agency management organization are aligned with the interests of the Company and providing a cost-effective and appropriate level of marketing, training and recruiting support to each of the Company's career agents and agency managers. To address these challenges, over the last several years the Company has made several changes in its compensation structure for its agency management organization, which changes culminated in January of 1998 when the Company revised its compensation structure to provide a salary plus incentive compensation system for all of its agency managers and sales managers designed to more closely align the interests of the managers with those of the Company.

     To further address the challenges of operating a career agency sales force, the Company has initiated several programs directed at targeted efforts in recruiting, marketing and training of its career agents. As a result of its new recruiting program, the Company hired 1,017 new agents in 1998, the highest annual number of new agents for the Company since 1990. The Company has recently begun targeted marketing programs in specialized areas such as selling to professional athletes and seminar selling, which the Company believes will result in increased premium production. In the area of training, the Company redesigned its training programs directed at new agents in order to provide them with increased knowledge and skills.

     In early 1998, in order to increase the productivity and size of its career agency sales force, the Company adopted a plan to "tier" its agents and agencies and to provide focused marketing, recruiting and training support tailored to meet the particular needs of each "tier". By restructuring its agencies into tiers, the Company is able to segment its career agency sales force into groups according to experience and productivity levels and to assign agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. For example, separate tiers are being established for new agents with little or no experience in the industry, experienced agents who are producing at superior levels and one or more groups of agents with experience or production levels falling between those two levels. The Company began the tiering process on a selective basis in June 1998 and expanded the process throughout the remainder of 1998.

     The Company believes that this tiering system is unique in the life insurance industry and will give the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, the Company believes that it will be able to increase the number and quality of new agents recruited each year. The Company believes that the tiering system will also allow the Company to attract and retain already established and successful agents by providing an environment in which such agents can compete favorably with other producer groups, such as third-party brokers or general agents. Additionally, the Company believes that the tiering system will enable the Company to attract and retain other agents by providing marketing and training support that is responsive to such agents' career development needs.

     In addition to sales by the career agents, the Company's mutual funds are also sold through third-party broker-dealers. The Company markets to these third-party broker-dealers through 30 wholesalers. The Company expects to increase the number of these specialized sales agents in the future.

PRICING AND UNDERWRITING

     Insurance underwriting involves a determination of the type and amount of risk which an insurer is willing to accept. The Company underwrites each application. The Company's underwriters evaluate policy applications on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The Company's insurance underwriting standards attempt to produce mortality results consistent with the assumptions used in product pricing while also allowing competitive risk selection. Factors considered by the Company in setting premiums and charges for products include assumptions which are considered prudent by management as to future investment returns, expenses, persistency, mortality and taxes, where appropriate. The long-term profitability of the Company's products is affected by the degree to which future experience deviates from these assumptions.

     The Company is in the process of implementing a new contract issuance and administrative system for the majority of new products introduced effective with the demutualization. The existing systems continue to be used for older products. For the older products on the existing systems, the Company's Field Application Submit Transaction (FAST) system allows agents to submit policy applications electronically. In underwriting this business, the Company uses its automated underwriting system, which it believes to be technologically superior to the systems of many of its competitors. The Company's Underwriting Screen Review (USR) automatically requests and processes data necessary to underwrite life insurance applications, including blood test results and motor vehicle records. The Company's Total Online Production System (TOPS), which contains the Company's policyholder database, handles policy billing and administrative services. The Company's agencies each have computers connected to this integrated system, enabling agents in the field to automatically submit applications and access policyholder data.

     The Company believes that its underwriting staff is highly experienced and qualified. Of the Company's 30 Home Office Underwriting professionals, 10 have over 20 years of industry experience and 14 others have at least 10 years of industry experience.

REINSURANCE

     MONY Life utilizes a variety of indemnity reinsurance agreements with insurers to control its loss exposure. Generally, these agreements are structured either on an automatic basis, where risks meeting prescribed criteria are automatically covered, or on a facultative basis, where the reinsurer must agree to accept the specific reinsurance risk before it becomes liable. The amount of each risk retained by MONY Life depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on characteristics of coverages. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse MONY Life for the ceded amount in the event the claim is paid. However, MONY Life remains contingently liable for all benefits payable even if the reinsurer fails to meet its obligations to MONY Life.

     Life insurance business is ceded on a yearly renewable term basis under various reinsurance contracts. The Company's general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $9.3 billion, $7.4 billion, and $7.5 billion at December 31, 1998, 1997, and 1996, respectively.

     The Company also has in place certain "surplus relief" reinsurance contracts. Surplus relief reinsurance contracts are indemnity reinsurance agreements whereby the Company transfers a certain percentage of its risk with respect to specified business lines to another reinsurer to increase statutory surplus through the receipt of an initial reinsurance allowance provided by the reinsurers. Although these agreements do not qualify to be accounted for as reinsurance under GAAP, the Company's agreements qualify for reinsurance accounting under accounting practices prescribed or permitted by the New York Insurance Department ("SAP") and have specifically been approved by the New York State Insurance Department. Future statutory earnings will be reduced as amounts are credited to reinsurers based on the experience of the reinsured business. At December 31, 1998, the Company's statutory surplus included $69.6 million relating to surplus relief reinsurance, or 6.9% of the Company's statutory surplus at that date. The ability of the Company to maintain surplus relief reinsurance at current levels may be important to its ability to maintain its statutory surplus position. The ability of MONY Life Insurance Company to pay dividends to the MONY Group may be affected by a reduction in its statutory earnings caused by any reduction in the outstanding level of surplus relief reinsurance. See "-- Regulation -- Shareholder Dividend Restrictions".

     As of December 31, 1997 the Company's outstanding individual disability income insurance business is reinsured on an indemnity basis. See "-- Protection Products".

     The following table presents the Company's principal reinsurers and the percentage of total reinsurance recoverable reported in the Company's consolidated financial statements at December 31, 1998 that was due from each reinsurer, including reinsurance recoverable reported in the consolidated financial statements under the caption "Amounts Due From Reinsurers" (which amounted to $475.9 million), reinsurance recoverable in the Closed Block (which amounted to $122.8 million), and indemnity reinsurance in connection with the "Group Pension Transaction" (which amounted to $121.7 million).

REINSURERS:
Centre Life Reinsurance, Ltd................................   52.5%
AUSA Life Insurance Company, Inc............................   17.0
Life Reassurance Corp of America............................   11.8
Unum Life Insurance Company of America......................    3.0
All Other...................................................   15.7
                                                              -----
                                                              100.0%
                                                              =====

INTERNATIONAL BUSINESS

     MONY Life Insurance Company, through its subsidiaries, MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust Company of the Americas, Ltd. markets its products (including life insurance, annuities, mutual funds and trust services) internationally, principally in Latin America.

RATINGS

     Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in MONY Life Insurance Company and its ability to market its products. Rating organizations continually review the financial performance and condition of insurers, including MONY Life Insurance Company. Any lowering of MONY Life Insurance Company's ratings could have a material adverse effect on MONY Life Insurance Company's ability to market its products and retain its current policyholders. These consequences could, depending upon the extent thereof, have a material adverse effect on MONY Life Insurance Company's liquidity and, under certain circumstances, net income. MONY Life Insurance Company currently is rated "A-" by A.M. Best Company, Inc. ("A.M. Best") and MONY Life Insurance Company's insurance claims-paying ability is rated "A3" by Moody's Investors Services, Inc. ("Moody's") "A+" by Duff & Phelps, Inc. ("Duff & Phelps") and "A+" by Standard and Poor's Ratings Group ("S&P"). Moody's, on January 6, 1998, and Duff & Phelps, on August 4, 1998, each announced that it had changed its respective outlook on MONY Life Insurance Company's rating from stable to positive. A.M. Best's ratings for insurance companies currently range from "A++" to "F", and some companies are not rated. A.M. Best publications indicate that "A-" ratings are assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best. "A" and "A-" companies are considered to have a strong ability to meet their obligations to policyholders over a long period of time. The Demutualization and the Offerings are part of management's strategy to enhance the Company's capital base and its access to capital in order to improve ratings.

     Moody's ratings for insurance companies currently range from "Aaa" to "C", S&P's ratings for insurance companies range from "AAA" to "CCC--", and Duff & Phelps' ratings for insurance companies range from "AAA" to "CCC--". In evaluating a company's financial and operating performance, Moody's, S&P and Duff & Phelps review its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competence of its management.

     The foregoing ratings reflect each rating agency's current opinion of MONY Life Insurance Company's claims-paying ability, financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors in the Common Stock. Such factors are of concern to policyholders, agents and intermediaries. Such ratings should not be relied upon when making a decision to purchase shares of the Common Stock offered hereby.

COMPETITION

     The Company believes that competition in the Company's lines of business is based on service, product features, price, commission structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and mutual funds, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance products. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities, including the Company, as a result of the United States Supreme Court's 1994 decision in NationsBank of North Carolina v. Variable Annuity Life Insurance Company, which permits national banks to sell annuity products of life insurance companies in certain circumstances.

     The Company must attract and retain productive agents to sell its insurance and annuity products. Strong competition exists among insurance companies for agents with demonstrated ability. Management believes that key bases of competition among insurance companies for agents with demonstrated ability include a company's financial position and the services provided to, and relationships developed with, these agents in addition to compensation and product structure. Changes arising from the Demutualization, as well as the realignment of the career agency sales force and the transition to new products, may affect the Company's ability to retain productive distributors of its individual insurance and annuity products. Sales of individual insurance and annuity products and the Company's financial position and results of operations could be materially adversely affected if such changes occur.

     In addition, several proposals to repeal or modify the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended, have been made by members of Congress and the Clinton Administration. Currently, the Bank Holding Company Act restricts banks from being affiliated with insurance companies. None of these proposals have yet been enacted, and it is not possible to predict whether any of these proposals will be enacted or, if enacted, their potential effect on the Company.

REGULATION

  General Regulation at the State Level

     MONY Life Insurance Company is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam and the U.S. Virgin Islands. MONY Life Insurance Company of America ("MLOA") is licensed and regulated in all states other than New York and U.S. Financial is licensed and regulated in all states other than Arizona, Idaho, Minnesota, Nevada, New Jersey, New York, Vermont, Virginia, West Virginia and the District of Columbia.

     The laws of the various states establish state insurance departments with broad administrative powers to approve policy forms and, for certain lines of insurance, rate, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. In addition, the New York Insurance Department imposes additional regulation including restrictions on certain selling expenses. The aforementioned regulation by the state insurance departments is for the benefit of policyholders, not stockholders.

     The Company is not regulated as an insurance company but will, as the direct or indirect owner of the capital stock of MONY Life Insurance Company, MLOA and U.S. Financial, be subject to the insurance holding company acts of the states in which MONY Life Insurance Company, MLOA and U.S. Financial are domiciled (or deemed to be commercially domiciled). Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company's state of domicile and, annually, to furnish financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in New York, Arizona and Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer's policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The New York, Arizona and Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets or other material transactions within the holding company structure. Generally, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. Under the New York Insurance Law, for a period of five years following the effective date of the Plan, no person may acquire beneficial ownership of 5% or more of the outstanding shares of common stock without the prior approval of the New York State Superintendent of Insurance (the "New York Superintendent"). Certain affiliates of Goldman Sachs & Co., one of the underwriters of the Offerings (the "Investors"), have received a conditional waiver of this rule from the New York Superintendent in connection with the potential exercise of warrants they hold prior to the end of such five-year period. See "-- Determination of Non-Control".

     In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. See "Legal Proceedings". In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers' compliance with applicable insurance laws and regulations.

     MONY Life Insurance Company, MLOA and U.S. Financial continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

     Insurance companies are required to file detailed annual and quarterly financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, insurance regulators periodically examine an insurer's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies. Insurance company subsidiaries of the Company would be subject to such state insurance laws; however, the Company would generally be subject to federal bankruptcy laws.

     The National Association of Insurance Commissioners (the "NAIC") has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurance companies domiciled in such states. NAIC-accredited states will not accept reports of examination of insurance companies from unaccredited states except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The accreditation of the New York Insurance Department, MONY Life Insurance Company's, principal insurance regulator, has been suspended as a result of the New York legislature's failure to adopt certain model NAIC laws. MONY Life Insurance Company believes that the suspension of the NAIC accreditation of the New York Insurance Department, even if continued, will not have a significant impact upon its ability to conduct its insurance businesses.

     MONY Life Insurance Company's variable life insurance products and variable annuity products are considered securities within the meaning of the federal securities laws and are, therefore, subject to regulation thereunder, as well as under state insurance laws. In addition, MONY Life Insurance Company and its subsidiaries are generally subject to federal and state laws and regulations which affect the conduct of their business.

  Statutory Examination

     As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by NAIC.

     The New York Insurance Department recently completed an examination of MONY Life Insurance Company for each of the five years in the period ended December 31, 1996, and the Arizona State Insurance Department recently completed an examination of MLOA, for each of the three years in the period ended December 31, 1996. The New York report noted certain technical violations of New York Insurance Law regarding advertising and the crediting of interest (with respect to which the Company does not believe there will be any material consequences), but the examination did not reveal any material financial reporting items. With regard to the Arizona examination of MLOA, the report noted that certain reinsurance agreements were either not in writing or not submitted to the Arizona Department for approval, that MLOA does not settle its federal income tax liability to MONY Life Insurance Company in a timely fashion and does not maintain current appraisals on its limited real estate portfolio (with respect to which the Company does not believe there will be any material consequences), but it did not reveal any material financial condition or operating items.

  Shareholder Dividend Restrictions

     The payment of dividends by MONY Life Insurance Company to the Company is regulated under state insurance law. Under the New York Insurance Law, MONY Life Insurance Company will be permitted to pay shareholder dividends to the Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. The applicable statute gives the New York Superintendent broad discretion to disapprove dividend requests based upon a determination of whether MONY Life Insurance Company's financial condition would support the payment of dividends. The New York Insurance Department has established informal guidelines for the New York Superintendent's determinations, which focus upon, among other things, overall financial condition and profitability under statutory accounting practices. Management believes these guidelines may limit the ability of MONY Life Insurance Company to pay dividends to the Company. There can be no assurance that MONY Life Insurance Company will have statutory earnings to support the payment of dividends to the Company in an amount sufficient to fund its cash requirements, interest and pay cash dividends (including interest on Company notes (the "Holding Company Subordinated Notes") which may be issued to the Investors in exchange for Surplus Notes issued by MONY Life Insurance Company (the "MONY Notes") to the Investors.) See "Managements' Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition, Arizona and Ohio insurance laws contain restrictions on the abilities of MLOA and U.S. Financial respectively to pay dividends to MONY Life Insurance Company. MONY Life Insurance Company's inability to pay dividends to the Company in the future in an amount sufficient for the Company to pay dividends to its stockholders would have a material adverse effect on the Company and the market value of the common stock.

     If the Holding Company Subordinated Notes are issued, the Company may also receive payments of principal and interest from MONY Life Insurance Company on one or more surplus notes (the "Intercompany Surplus Notes") of MONY Life Insurance Company in an aggregate principal amount equal to the principal amount of the Holding Company Subordinated Notes. Such payments can only be made with the prior approval of the New York Superintendent "whenever, in his judgment, the financial condition of such insurer warrants". Such payments further may be made only out of surplus funds which are available for such payments under the New York Insurance Law. There can be no assurance that MONY Life Insurance Company will obtain the requisite approval for payments with respect to the Intercompany Surplus Notes, or that surplus funds will be available for such payments. If such payments are not made, the Company may not be able to meet its cash requirements, including principal and interest payments on the Holding Company Subordinated Notes.

  NAIC IRIS Ratios

     The NAIC has developed a set of financial relationships or "tests" known as the Insurance Regulatory Information System ("IRIS") that were designed for early identification of companies which may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC, which in turn analyzes the data by utilizing, in the case of life insurance companies, 12 ratios, each with defined "usual ranges". Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain such company's underwriting capacity. Neither MONY Life Insurance Company nor MLOA is currently subject to regulatory scrutiny based on its IRIS ratios.

  Policy and Contract Reserve Sufficiency Analysis

     Under the New York Insurance Law and the laws of several other states, the Company is required to conduct an annual analysis of reserve sufficiency including all life and health insurance reserves and interest-sensitive single premium life and annuity reserves. A qualified actuary must submit an opinion which states that the reserves when considered in light of the assets held with respect to such reserves make good and sufficient provision for the associated contractual obligations and related expenses of the insurance company. If such an opinion cannot be provided, the insurance company must set up additional reserves by transferring funds from surplus. MONY Life Insurance Company and MLOA have provided a current opinion, without qualification, to applicable state regulators with respect to such reserves.

  Statutory Investment Valuation Reserves

     SAP require a life insurance company to maintain both an Asset Valuation Reserve ("AVR") and interest maintenance reserve ("IMR") to absorb both realized and unrealized gains and losses on a portion of its investments. AVR establishes statutory reserves for fixed maturity securities, equity securities, mortgage loans, equity real estate, and other invested assets. AVR is designed to capture all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. The level of AVR is based on both the type of investment and its rating. In addition, the reserves required for similar investments, for example, fixed maturity securities, differ according to the ratings of the investments, which are based upon ratings established periodically by the NAIC Securities Valuation Office. IMR applies to all types of fixed maturity investments, including bonds, preferred stocks, mortgage backed securities and mortgage loans. IMR is designed to capture the net gains which are realized upon the sale of such investments and which result from changes in the overall level of interest rates. Such captured net realized gains are then amortized into income over the remaining period to the stated maturity of the investment sold. Any increase in AVR and IMR causes a reduction in MONY's statutory capital and surplus which, in turn, reduces funds available for stockholder dividends.

  Risk-Based Capital Requirements

     In order to enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement RBC requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates and
(iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

     The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level RBC and its total adjusted capital. The model law sets forth the points at which a superintendent of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level RBC, which is set at twice the Authorized Control Level RBC. The second level is the Regulatory Action Level RBC, set at 1.5 times the Authorized Control Level RBC. The third is the Authorized Control Level RBC, and the fourth is the Mandatory Control Level RBC, set at 70% of the Authorized Control Level RBC.

     If an insurance company's adjusted capital is higher than the Regulatory Action Level but below the Company Action Level, the insurance company must submit to its superintendent of insurance a comprehensive financial plan. If an insurance company's adjusted capital is higher than the Authorized Control level but lower than the Regulatory Action Level, the superintendent of insurance shall perform such examination or analysis as he or she deems necessary of the insurer's business and operations and issue any appropriate corrective orders to address the insurance company's financial problems. If an insurer's adjusted capital is higher than the Mandatory Control Level but lower than the Authorized Control Level, the superintendent may place the insurer under regulatory control. If the insurance company's adjusted capital falls below the Mandatory Control Level, the superintendent will be required to place the insurer under regulatory control. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at December 31, 1998 and 1997 were in excess of the Company Action Levels.

  Regulation of Investments

     MONY Life Insurance Company, MLOA and U.S. Financial are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, equity real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. As of December 31, 1998, MONY Life Insurance Company, MLOA and U.S. Financial investments complied with all such regulations.

DETERMINATION OF NON-CONTROL

     On December 30, 1997, the Investors entered into an investment agreement with MONY (the "Investment Agreement"), pursuant to which: (i) the Investors purchased the MONY Notes and (ii) warrants (the "Warrants") to purchase from the Company (after giving effect to the Offerings) in the aggregate 7.0% of the fully diluted common stock as of the first date following such effectiveness on which shares of common stock were first issued to policyholders.

     The New York Superintendent issued a determination pursuant to Section 1501(c) of the New York Insurance Law, dated December 29, 1997, that the Investors would not control MONY Life as a result of the transactions contemplated by the Investment Agreement, subject to certain notice and approval requirements, and certain commitments by the Investors. The Investors have agreed to the following notice and approval requirements: (i) the Investors and their affiliates will notify the New York Superintendent before exercising the Warrants or selling any of the Warrants or MONY Notes; (ii) the Investors and their affiliates must notify the New York Superintendent before the sale of any securities of MONY Life, the Company or any of their affiliates acquired pursuant to the Investment Agreement; (iii) the notice and non-disapproval requirements of Section 1505(c) and (d) of the New York Insurance Law (relating to transactions within a holding company system) apply to transactions between the Investors and the Company or any affiliate, except transactions in the ordinary course of the Investors' business other than transactions involving investment management or investment advisory services performed by the Investors for or on behalf of the Company or any affiliate, to which (along with certain other transactions) the notice requirements of Section 1505(d) of the New York Insurance Law will apply; and (iv) the Investors will provide to the New York Superintendent quarterly and annual reports of transactions between the Investors and the Company or any affiliate. The Investors have also made commitments to the New York Superintendent as follows: (i) every transaction between the Investors and the Company or any affiliate will comply with the standards of the New York Insurance Law related to transactions within a holding company system; (ii) the Investors will be subject to New York Insurance Law requirements regarding examinations by the New York Superintendent and violations and penalties in the context of holding company system; (iii) the Investors will not acquire, directly or indirectly, any security issued by the Company or any affiliate except pursuant to the Investment Agreement or in the ordinary course of their business; (iv) the Investors will not exercise the rights of security holders to vote (except for certain major corporate transactions), propose directors in opposition to management, solicit proxies, call special meetings, or dispose or threaten to dispose of securities as a condition for corporate action or non-action by the Company or any affiliate;
(v) the Investors may have one representative (with certain restrictions on activities) on the boards of MONY Life, the Company, or a key subsidiary thereof as long as such boards have at least 13 members; and (vi) the Investors will not otherwise cause, or attempt to cause, the direction of the management or policies of, or otherwise exercise control over, the Company or any affiliate. The determination of non-control will remain in effect until revoked by the New York Superintendent in accordance with the New York Insurance Law, at the request of the Investors or upon the initiative of the New York Superintendent, or the Investors own less than 2% of the equity securities of the Company.

ASSESSMENTS AGAINST INSURERS

     Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. These arrangements provide certain levels of protection to policyholders from losses under insurance policies (and certificates issued under group insurance policies issued by life insurance companies) issued by insurance companies that become impaired or insolvent. Typically, assessments are levied (up to prescribed limits) on member insurers on a basis which is related to the member insurer's proportionate share of the business written by all member insurers in the appropriate state.

     While the amount and timing of any future assessment on MONY Life Insurance Company and MLOA under these laws cannot be reasonably estimated and are beyond the control of MONY Life Insurance Company and MLOA, MONY Life Insurance Company and MLOA have established reserves which they consider adequate for assessments in respect to insurance companies that are currently subject to insolvency proceedings. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state insurance guaranty associations to begin assessing life insurance companies for the deemed loss. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide for annual limits on such assessments. A large part of the assessments paid by MONY Life Insurance Company and MLOA pursuant to these laws may be used as credits for a portion of MONY Life Insurance Company's and MLOA's premium taxes. The Company believes the total assessments will not be material to its operating results or financial position. For the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $0.8 million, $3.3 million and $3.7 million, respectively, in assessments pursuant to state insurance guaranty association laws.

  General Regulation at Federal Level

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

  Securities Laws

     The Company, certain of its subsidiaries and certain policies and contracts offered by such subsidiaries are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission (the "Commission") and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Certain annuity contracts and insurance policies issued by subsidiaries are registered under the Securities Act of 1933, as amended (the "Securities Act"), and certain other subsidiaries of the Company are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     MONY Life Insurance Company and certain of its subsidiaries are investment advisors registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Certain investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States and the District of Columbia. Certain subsidiaries of the Company are also subject to the Commission's net capital rules.

     All aspects of MONY Life Insurance Company's subsidiaries' investment advisory activities are subject to various federal and state laws and regulations in jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and fines.

     MONY Life Insurance Company and its subsidiaries may also be subject to similar laws and regulations in the states and foreign countries in which they provide investment advisory services, offer the products described above or conduct other securities related activities.

  ERISA Considerations

     On December 13, 1993, the United States Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contract are "plan assets" and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), which specifies that fiduciaries must perform their duties solely in the interest of ERISA plan participants and beneficiaries. The Court limited the imposition of ERISA fiduciary obligations in these instances to assets in an insurer's general account that were not reserved to pay benefits of guaranteed benefit policies (i.e., benefits whose value would not fluctuate in accordance with the insurer's investment experience). On December 22, 1997 the Secretary of Labor issued proposed regulations, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer's general account to or for the benefit of an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. Final regulations will be issued after a notice and comment period. The regulations will apply only with respect to a policy issued by an insurer on or before December 31, 1998. In the case of such a policy, the regulations will generally take effect at the end of the 18-month period following the date such regulations become final. Generally, no person will be liable under ERISA or the Code for conduct occurring prior to the end of such 18-month period, where the basis of a claim is that insurance company general account assets constitute plan assets. Insurers issuing new policies after December 31, 1998, that are not guaranteed benefit policies will be subject to fiduciary obligations under ERISA.

     The regulations should indicate the requirements that must be met in order to satisfy ERISA's fiduciary standards. A review of the Company's procedures with respect to its general account contracts will be required to ensure compliance with the regulations.

  Potential Tax Legislation

     Congress has, from time to time, considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. The 1994 United States Supreme Court ruling in NationsBank of North Carolina v. Variable Annuity Life Insurance Company that annuities are not insurance for purposes of the National Bank Act may cause Congress to consider legislation that would eliminate such tax deferral at least for certain annuities. Other possible legislation, including a simplified "flat tax" income tax structure with an exemption from taxation for investment income, could also adversely affect purchases of annuities and life insurance if such legislation were to be enacted. There can be no assurance as to whether legislation will be enacted which would contain provisions with possible adverse effects on the Company's annuity and life insurance products.

  Environmental Considerations

     As owners and operators of real property, MONY and certain of its subsidiaries are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, MONY and certain of its subsidiaries hold equity stakes in companies that could potentially be subject to environmental liabilities. MONY assesses the business and properties and its level of involvement in the operation and management of such companies. MONY routinely conducts environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by MONY. While there can be no assurance that unexpected environmental liabilities will not arise, based on these environmental assessments and compliance with MONY's internal procedures, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties would not have a material adverse effect on the Company's financial position or results of operations.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 2,554 employees. No employees are covered by a collective bargaining agreement. The Company is represented by approximately 2,267 full time career agents, at December 31, 1998, who are all independent contractors and are not employees of the Company. The Company believes that its employee and agent relations are satisfactory.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The names of the executive officers of the Company and MONY Life Insurance Company and their respective ages and positions are as follows:

          NAME                                   AGE                           POSITION
          ----                                   ---                           --------
          Michael I. Roth......................  53     Chairman of the Board, Chief Executive Officer and
                                                        Director
          Samuel J. Foti.......................  47     President, Chief Operating Officer and Director
          Richard Daddario.....................  51     Executive Vice President and Chief Financial Officer
          Kenneth M. Levine....................  52     Executive Vice President, Chief Investment Officer and
                                                        Director
          Thomas J. Conklin....................  52     Senior Vice President and Secretary
          Richard E. Connors...................  46     Senior Vice President of MONY Life Insurance Company
          Phillip A. Eisenberg.................  56     Senior Vice President and Chief Actuary of MONY Life
                                                        Insurance Company
          Stephen J. Hall......................  51     Senior Vice President of MONY Life Insurance Company
          Richard E. Mulroy, Jr. ..............  53     Senior Vice President and General Counsel
          Victor Ugolyn........................  51     Senior Vice President of MONY Life Insurance Company
          Francis J. Waldron...................  55     Senior Vice President of MONY Life Insurance Company
          Larry Cohen..........................  46     Vice President and Controller of MONY Life Insurance
                                                        Company

        Officers of the Company are elected annually and serve until their retirement, resignation, death or removal.

        Set forth below is a description of the business positions during at least the past five years for the executive officers of the Company and MONY Life Insurance Company.

       Michael I. Roth has been a Director of the Company since September 1997 and is Chairman and Chief Executive Officer of the Company. He is Chairman of the Board (since July 1993) and Chief Executive Officer (since January 1993) of MONY Life Insurance Company and has been a Director since May 1991. Mr. Roth is also a director of the following subsidiaries of MONY Life Insurance Company: MONY Life Insurance Company of America (since July 1991), and 1740 Advisers, Inc. (since December
       1992). He has
       also served as MONY Life Insurance Company's President and Chief Executive Officer (from January 1993 to July 1993), President and Chief Operating Officer (from January 1991 to January 1993) and Executive Vice President and Chief Financial Officer (from March 1989 to January 1991). Mr. Roth has been with MONY Life Insurance Company for 10 years. Mr. Roth also served on the board of directors of the American Council of Life Insurance and serves on the boards of directors of the Life Insurance Council of New York, Insurance Marketplace Standards Association, Enterprise Foundation (a charitable foundation which develops housing and which is not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc., Promus Hotel Corporation and Lincoln Center for the Performing Arts Leadership Committee.

       Samuel J. Foti has been a Director of the Company since September 1997 and is President and Chief Operating Officer of the Company. He is President and Chief Operating Officer (since February 1994) of MONY Life Insurance Company and has been a Director since January 1993. Mr. Foti is also a director of the following subsidiaries of MONY Life Insurance
       Company: MONY Life Insurance Company of America (since October 1989), MONY Brokerage, Inc. (since January 1990), MONY International Holdings, Inc. (since October 1994), MONY Life Insurance Company of the Americas, Ltd., (since December 1994) and MONY Bank & Trust Company of the Americas, Ltd. (since December 1994). He has also served as MONY Life Insurance Company's Executive Vice President (from January 1991 to February 1994) and Senior Vice President (from April 1989 to January
       1991). Mr. Foti has been with MONY Life Insurance Company for 10 years. Mr. Foti previously served on the board of directors of the Life Insurance Marketing and Research Association, where he served as Chairman from October 1996 through October 1997, and currently serves on the boards of Enterprise Group of Funds, Inc., Enterprise Accumulation Trust and The American College.

       Richard Daddario is Executive Vice President and Chief Financial Officer of the Company. He is Executive Vice President and Chief Financial Officer (since April 1994) of MONY Life Insurance Company. Mr. Daddario is also a director of the following subsidiaries of MONY Life Insurance
       Company: MONY Life Insurance Company of America (since October 1989), MONY Brokerage, Inc. (since June 1997) and MONY Life Insurance Company of the Americas, Ltd. (since December 1997). He has also served as MONY Life Insurance Company's Chief Financial Officer (from January 1991 to present) and Senior Vice President (from July 1989 to April 1994). Mr. Daddario has been with MONY Life Insurance Company for 9 years.

       Kenneth M. Levine has been a Director of the Company since September 1997 and is Executive Vice President and Chief Investment Officer of the Company since August 1998. He has also been a Director (since May 1994) and Executive Vice President (since February 1990) and Chief Investment Officer (since January 1991) of MONY Life Insurance Company. Mr. Levine is also a director of the following subsidiaries of MONY Life Insurance
       Company: MONY Life Insurance Company of America (since July 1991), MONY Series Fund, Inc. (since December 1991), 1740 Advisers, Inc. (since December 1989), MONY Benefits Management Corp. (formerly MONY Funding, Inc.) (since October 1991), MONY Realty Partners, Inc. (since October
       1991) and 1740 Ventures, Inc. (since October 1991). He has also served as MONY Life Insurance Company's Senior Vice President -- Pensions (from January 1988 to February 1990). Prior to that time, Mr. Levine held various management positions within MONY Life Insurance Company. Mr. Levine has been with MONY Life Insurance Company for 25 years.

       Thomas J. Conklin is Senior Vice President and Secretary of the Company. He is Senior Vice President and Secretary of MONY Life Insurance Company (since March 1989). Mr. Conklin was Vice President and Corporate Secretary of MONY Life Insurance Company (from January 1988 to February
       1989) and prior to that time held several positions with MONY Life Insurance Company. Mr. Conklin has been with MONY Life Insurance Company for 13 years.

       Richard E. Connors is Senior Vice President of MONY Life Insurance Company (since February 1994). Mr. Connors is also a director of the following subsidiaries of MONY Life Insurance Company: MONY Life Insurance Company of America (since June 1994) and MONY Brokerage, Inc. (since May 1994). He has also served as MONY Life Insurance Company's Regional Vice President -- Western Region (from June 1991 to February
       1994), Vice President -- Small Business Marketing (from January 1990 to June 1991) and Vice President -- Manpower Development (from March 1988 to January 1990). Mr. Connors has been with MONY Life Insurance Company for 10 years.

       Phillip A. Eisenberg is Senior Vice President and Chief Actuary of MONY Life Insurance Company (since April 1993). Mr. Eisenberg is also a director of the following subsidiary of MONY Life Insurance Company: MONY Life Insurance Company of America (since June 1997). He has also served as MONY Life Insurance Company's Vice President -- Individual Financial Affairs (from January 1989 to March 1993). Prior to that time, Mr. Eisenberg held various positions within MONY Life Insurance Company. Mr. Eisenberg has been with MONY Life Insurance Company for 34 years.

       Stephen J. Hall is Senior Vice President of MONY Life Insurance Company (since February 1994). Mr. Hall is also a director of the following subsidiaries of MONY Life Insurance Company: MONY Life Insurance Company of America (since July 1991) and MONY Brokerage, Inc (since October
       1991). He has also served as MONY Life Insurance Company's Vice President & Chief Marketing Officer (from November 1990 to February 1994) and prior to that time was manager of MONY Life Insurance Company's Boise, Idaho insurance agency. Mr. Hall has been with MONY Life Insurance Company for 24 years.

       Richard E. Mulroy, Jr. is Senior Vice President and General Counsel of MONY Life Insurance Company (since April 1992). He has also served as Vice President and Deputy General Counsel (from 1987 to April 1992). Prior to that time, Mr. Mulroy served as legal counsel in the Law Department of MONY Life Insurance Company. Mr. Mulroy has been with MONY Life Insurance Company for 26 years.

       Victor Ugolyn is Senior Vice President of MONY Life Insurance Company (since May 1991). He is also Chairman and Chief Executive Officer of Enterprise Capital Management, Inc. (since May 1991); Enterprise Group of Funds, Inc. (since May 1991); Enterprise Accumulation Trust (since September 1994); and Enterprise Fund Distributors, Inc. (since May 1991); Chairman of MONY Securities Corporation (since May 1991); and Chairman and President of Enterprise International Group of Funds (since October
       1994). Mr. Ugolyn is also a Director of the following subsidiaries or affiliates of MONY Life Insurance Company: Enterprise Capital Management, Inc. (since May 1991); Enterprise Group of Funds, Inc. (since May 1991), Enterprise Accumulation Trust (since September 1994), Enterprise Fund Distributors, Inc. (since May 1991), MONY Securities Corporation (since May 1991), MONY Life Insurance Company of the Americas, Ltd. (since October 1994), MONY Bank & Trust Company of the Americas, Ltd. (since December 1994) and Enterprise International Group of Funds (since October
       1994). Mr. Ugolyn has been with MONY Life Insurance Company for 8 years.

       Francis J. Waldron is Senior Vice President -- International Operations and Development of MONY Life Insurance Company (since February 1994). He has also served as a Regional Vice President (from January 1991 to February 1994). Prior to that time, Mr. Waldron held several positions with MONY Life Insurance Company. Mr. Waldron is also a director and President of the following subsidiaries of MONY Life Insurance Company:
       MONY International Holdings, Inc. (since October 1994), MONY Life Insurance Company of the Americas, Ltd. (since December 1994), MONY Bank & Trust Company of the Americas, Ltd. (since December 1994) and a director of MONY International Life Insurance Co. Seguros de Vida S.A. (since September 1995). Mr. Waldron has been with MONY Life Insurance Company for 30 years.

       Larry Cohen is Vice President, Controller and Principal Accounting Officer of Life Insurance Company. He has held that position since 1994. Prior to that he was Vice President and Tax Director. Mr. Cohen has been with MONY Life Insurance Company for 7 years.

ITEM 2.  PROPERTIES

     The Company leases its headquarters building which is located at 1740 Broadway, New York, New York and consists of approximately 225,000 square feet. The Company also leases facilities in Syracuse, New York, for use in its insurance operations, which consist of approximately 600,000 square feet in the aggregate. The Company also leases all 108 of its agency and subsidiary offices, which consist of approximately 663,000 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.  LEGAL PROCEEDINGS

     In late 1995 and thereafter a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies in the 1980s and 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one recently filed action and another being voluntarily held in abeyance), has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Company and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27,

1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions (with one exception discussed below) have been consolidated and transferred by the Judicial Panel on multidistrict litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the multidistrict litigation has entered an order essentially holding all of the federal cases in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. All actions before the United States District Court for the District of Massachusetts are still pending. In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999 MLOA removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the multidistrict litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. The Company intends vigorously to defend that litigation. There can be no assurance that the present or any future litigation relating to sales practices will not have a material adverse effect on the Company.

     In addition to the foregoing, from time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, there were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The MONY Group's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "MNY" on November 11, 1998. Prior to such date, there was no established public trading market for the common stock. The MONY Group's common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "MNY". For a description of the use of proceeds from the Offerings see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     The following table presents the high and low closing prices for the common stock of The MONY Group on the NYSE for the period indicated and the quarterly dividends declared per share.

                                                                   FOR THE PERIOD FROM
                                                                    NOVEMBER 11, 1998
                                                                         THROUGH
                                                                    DECEMBER 31, 1998
                                                                -------------------------
High........................................................             $ 32.50
Low.........................................................             $ 27.56
Dividends Declared..........................................             $   0.0

     As of March 24, 1999, the closing price of the MONY Group's common stock was $23.69. There were 742,333 holders of common stock at March 24, 1999.

     On February 23, 1999, the MONY Group's Board of Directors approved a quarterly dividend of $0.10 per share. The dividend was paid on March 26, 1999 to shareholders of record as of March 8, 1999. The MONY Group expects to continue paying quarterly dividends on its common stock of $0.10 per share throughout 1999. Dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the MONY Group and the impact of regulatory restrictions. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table sets forth selected consolidated financial information for the Company. The selected consolidated financial information for each of the years in the three-year period ended December 31, 1998 and at December 31, 1998 and 1997 has been derived from the Company's audited consolidated financial statements included elsewhere herein. The consolidated financial information as of December 31, 1996 and for the year ended December 31, 1995 has been derived from audited financial statements not included elsewhere herein. The financial information set forth below for all other periods has been derived from unaudited consolidated financial information not included elsewhere herein which, in the opinion of management, presents fairly such consolidated financial information in conformity with GAAP. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's consolidated financial statements and the notes thereto and the other financial information included elsewhere herein.

                                                             AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       1998        1997        1996        1995        1994
                                                     ---------   ---------   ---------   ---------   ---------
                                                                          ($ IN MILLIONS)
CONSOLIDATED INCOME STATEMENT DATA:
(1)(12)(13)
Revenues:
  Premiums.........................................  $   621.7   $   838.6   $   859.8   $   875.9   $   890.6
  Universal life and investment-type product policy
     fees..........................................      151.6       127.3       100.9        80.8        69.8
  Net investment income............................      689.1       733.0       751.6       728.8       666.9
  Net realized gains (losses) on Investments(2)....      168.7        72.1        75.9        16.2        (8.8)
  Group Pension Profits(3).........................       56.8        60.0        59.5        61.7        90.4
  Other income.....................................      162.6       145.4       117.3        96.2       107.6
  Contribution from the Closed Block(1)............        5.7
                                                     ---------   ---------   ---------   ---------   ---------
     Total revenues................................    1,856.2     1,976.4     1,965.0     1,859.6     1,816.5
     Total benefits and expenses...................    1,562.0     1,788.7     1,864.5     1,797.8     1,751.5
                                                     ---------   ---------   ---------   ---------   ---------
Income before income taxes and extraordinary
  item.............................................      294.2       187.7       100.5        61.8        65.0
Income tax expense(4)..............................      103.0        57.3        44.0        21.4        42.9
                                                     ---------   ---------   ---------   ---------   ---------
Income before extraordinary item...................      191.2       130.4        56.5        40.4        22.1
Extraordinary item -- demutualization expenses,
  net..............................................       27.2        13.3         0.0         0.0         0.0
                                                     ---------   ---------   ---------   ---------   ---------
Net income.........................................  $   164.0   $   117.1   $    56.5   $    40.4   $    22.1
                                                     =========   =========   =========   =========   =========
Basic Earnings Per Share(5)........................       0.19        xxxx        xxxx        xxxx        xxxx
Diluted Earnings Per Share(5)......................       0.18        xxxx        xxxx        xxxx        xxxx
Cash Dividends Per Common Share(6).................       xxxx        xxxx        xxxx        xxxx        xxxx

CONSOLIDATED BALANCE SHEET DATA:(12)
Total assets(7)(8).................................  $24,956.0   $23,611.3   $22,143.5   $21,678.2   $20,326.8
Total debt.........................................      375.4       423.6       422.7       578.4       504.7
Total liabilities(9)(10)...........................   23,178.4    22,290.7    20,973.0    20,504.3    19,384.8
Shareholders' equity(11)...........................    1,777.6     1,320.6     1,170.5     1,173.9       942.0

              NOTES TO SELECTED CONSOLIDATED FINANCIAL INFORMATION

 (1) The results of the Closed Block for the period from November 16, 1998 through December 31, 1998 are reported on one line in the Company's consolidated statement of income. Accordingly, the individual line items on the income statement for the year ended December 31, 1998 are not comparable to the prior years presented.

 (2) Includes writedowns for impairment and net changes in valuation allowances on real estate, mortgage loans and investment securities aggregating $24.4 million, $76.0 million, $20.1 million, $54.3 million and $49.3 million for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively.

 (3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Group Pension Transaction" and Note 10 to the Consolidated Financial Statements.

 (4) As a mutual life insurance company, MONY Life was subject to the add-on (surplus) tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code of 1986 (the "Code"). Section 809 requires (and the surplus tax results from) the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income. The income tax expense amounts include $0.0 million, $(5.8) million, $12.8 million, $0.0 million and $23.0 million of surplus tax for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively.

 (5) In accordance with GAAP, per share amounts are based on results of operations for the period from November 16, 1998 (the effective date of the Company's reorganization) through December 31, 1998. The weighted average number of shares used to determine basic and diluted per share amounts are 47,241,084 and 47,884,815, respectively. See Note 4 to the Consolidated Financial Statements.

 (6) On February 23, 1999, the MONY Group declared its first quarterly dividend of $0.10 per share of common stock payable March 26, 1999 to shareholders of record on March 8, 1999.

 (7) Includes assets transferred in the Group Pension Transaction of $5,751.8 million, $5,714.9 million, $5,627.6 million, $5,992.8 million, and $5,660.1 million at December 31, 1998, 1997, 1996, 1995, and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Group Pension Transaction" and Note 10 to the Consolidated Financial Statements.

 (8) Includes Closed Block assets of $6,161.2 million at December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 and Note 20 to the Consolidated Financial Statements.

 (9) Includes liabilities transferred in the Group Pension Transaction of $5,678.5 million, $5,638.7 million, $5,544.1 million, $5,855.7 million, and
     $5,608.0 million at December 31, 1998, 1997, 1996, 1995, and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Group Pension Transaction" and
     Note 10 to the Consolidated Financial Statements.

(10) Includes Closed Block liabilities of $7,290.7 million at December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 and Note 20 to the Consolidated Financial Statements.

(11) Shareholders' equity at December 31, 1998 includes approximately $248.7 million which represents the remaining net proceeds from MONY Group's initial public offering after deducting cash used to pay cash to certain eligible policyholders and cash used to fund policy credits given to certain eligible policyholders in connection with the Demutualization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements.

(12) Prior to 1996, MONY, as a mutual life insurance company, prepared its financial statements in conformity with accounting practices prescribed or permitted by the New York Insurance Department, which accounting practices were considered to be GAAP for mutual life insurance companies. As of January 1, 1996, MONY adopted Financial Accounting Standards Board (FASB) Interpretation No. 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises, and Statement of Financial Accounting Standards ("SFAS") No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Policies. Interpretation No. 40 and SFAS No. 120 require mutual life insurance companies to adopt all applicable authoritative GAAP pronouncements in their general purpose financial statements. See Note 4 to the Consolidated Financial Statements. Accordingly, the financial information presented in the Selected Consolidated Financial Information for periods prior to 1996 has been derived from financial information of MONY which has been retroactively restated to reflect the adoption of all applicable authoritative GAAP pronouncements. All such applicable pronouncements were adopted as of the effective date originally specified in each such pronouncement. However, if the effective date of a pronouncement was subsequent to the earliest financial information presented herein, MONY applied the accounting alternative available during such prior periods which was most consistent with the subsequent pronouncement. The following sets forth the significant accounting pronouncements with effective dates subsequent to the earliest financial information presented herein, the effective dates of their adoption by MONY and, if applicable, a description of the accounting followed by MONY for periods presented herein prior to the effective date of such pronouncements.

      - SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was adopted on a retroactive basis for the year ended December 31, 1993 and subsequent years. For periods prior to the adoption of SFAS No. 114, MONY established a policy to record impairment losses for troubled loans based on discounted cash flows. The policy was substantially consistent with SFAS No. 114 except that impairment losses were reflected as permanent reductions in the cost basis of such loans. There was no material effect on MONY's financial statements as a result of the adoption of SFAS No. 114.

      - SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, was adopted on a retroactive basis as of December 31, 1993 and subsequent years.

      - SFAS No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises for Certain Long-Duration Participating Contracts, was adopted on a retroactive basis for the year ended December 31, 1992 and subsequent years.

      - SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was adopted for the year ended December 31, 1994 and subsequent years. For periods prior to the adoption of SFAS No. 121, MONY had no material real estate that it intended to dispose of, and writedowns on impaired real estate were established if the undiscounted cash flows were less than the carrying value. In such cases, the asset was written down to the discounted cash flow amount. Accordingly, there was no material effect on MONY's financial statements as a result of the adoption of SFAS No. 121.

(13) The comparability of the Company's results of operations for the year ended December 31, 1998 with prior years is affected by the sale of the Company's disability income business pursuant to the DI Transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the consolidated financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's consolidated financial results of operations is based on the results of the Closed Block for the period from November 16, 1998 through December 31, 1998 combined on a line by line basis with the results of operations outside the Closed Block, as further discussed below. The discussion and analysis of the Company's financial condition and results presented below should be read in conjunction with the "Selected Consolidated Financial Information" and the Consolidated Financial Statements and related footnotes and other financial information included elsewhere herein.

     The MONY Group was incorporated on June 24, 1997, under the laws of Delaware, as a wholly owned subsidiary of MONY. The MONY Group was formed for the purpose of becoming the parent holding company of MONY pursuant to the Plan. On November 16, 1998, the Plan was approved by the New York Superintendent of Insurance and MONY converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of the MONY Group. In connection with the Plan, MONY established the Closed Block to fund the guaranteed benefits and dividends of certain participating insurance policies (see Note 3 to the Consolidated Financial Statements) and eligible policyholders of MONY received either cash, policy credits, or shares of common stock in the MONY Group in exchange for their membership interests in MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock (see "Liquidity and Capital Resources") and MONY changed its name to MONY Life. The shares of common stock issued in the Offerings are in addition to approximately
34.3 million shares of common stock of the MONY Group distributed to the aforementioned eligible policyholders. The MONY Group has no other operations or subsidiaries.

     MONY's conversion to a stock life insurance company and the establishment of the Closed Block have significantly affected the presentation of the consolidated financial statements of the Company. The most significant affects are as follows:

     (i) the actual results of the Closed Block's operations are reflected as a single line item in the Company's statements of income, entitled "Contribution from the Closed Block", whereas, prior to the establishment of the Closed Block the results of its operations were reported in various line items in the Company's income statement, including premiums, net investment income, net realized gains, benefits, amortization of deferred policy acquisition costs, etc.

     (ii) all assets and liabilities allocated to the Closed Block are reported separately in the Company's balance sheet under the captions "Closed Block assets" and "Closed Block liabilities", respectively, whereas prior to the establishment of the Closed Block such assets and liabilities were reported in various line items in the Company's balance sheet, including fixed maturity securities, mortgage loans on real estate, policy loans, deferred policy acquisition costs, etc.

     (iii) revenues and expenses reported in the income statement for the year ended December 31, 1998 represent all revenues and associated expenses earned or incurred during such period, however, in accordance with generally accepted accounting principles, actual "basic" and "diluted" per share amounts are presented only for periods subsequent to the effective date of the Plan.

     The pre-tax contribution from the Closed Block for the period from November 16, 1998 through December 31, 1998 was $5.7 million. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

     For comparability with prior periods, the following table presents the results of operations of the Closed Block for the period from November 16, 1998 through December 31, 1998 combined on a line by line basis with the results of operations outside the Closed Block. In all other respects the financial information herein is presented in accordance with GAAP unless otherwise noted. Management's Discussion and Analysis, which follows this table, addresses the results of operations of the Company on the aforementioned combined basis unless otherwise noted.

                             RESULTS OF OPERATIONS

                                                                AS OF AND FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
REVENUES:
Premiums....................................................  $  721.8    $  838.6    $  859.8
Universal life and investment-type product policy fees......     151.6       127.3       100.9
Net investment income.......................................     735.7       733.0       751.6
Net realized gains on investments...........................     171.1        72.1        75.9
Group Pension Profits.......................................      56.8        60.0        59.5
Other income................................................     163.2       145.4       117.3
                                                              --------    --------    --------
          Total revenues....................................   2,000.2     1,976.4     1,965.0
BENEFITS AND EXPENSES:
Benefits to policyholders...................................     789.8       840.1       872.2
Interest credited to policyholders' account balances........     113.7       125.9       146.9
Amortization of deferred policy acquisition costs...........     131.0       181.2       158.2
Dividends to policyholders..................................     218.2       224.3       231.4
Other operating costs and expenses..........................     453.3       417.2       455.8
                                                              --------    --------    --------
          Total benefits and expenses.......................   1,706.0     1,788.7     1,864.5
Income before income taxes and extraordinary item...........     294.2       187.7       100.5
Income tax expense..........................................     103.0        57.3        44.0
                                                              --------    --------    --------
Income before extraordinary item............................     191.2       130.4        56.5
Extraordinary item -- demutualization expenses, net.........      27.2        13.3         0.0
                                                              --------    --------    --------
Net income..................................................     164.0       117.1        56.5
Other comprehensive income (loss), net......................      34.3        33.0       (59.9)
                                                              --------    --------    --------
Comprehensive income........................................  $  198.3    $  150.1    $   (3.4)
                                                              ========    ========    ========

FACTORS AFFECTING PROFITABILITY

     The Company derives its revenues principally from: (i) premiums on participating individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits, See "-- The Group Pension Transaction" and (vi) commissions from securities and insurance brokerage operations. The Company's expenses consist of insurance benefits provided to policyholders, interest credited on policyholders' account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals), and general business expenses.

     The Company's profitability depends in large part upon (i) the amount of its assets, (ii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management's ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions),
(iii) the maintenance of the Company's target spreads between credited rates on policyholders' account balances and the rate of earnings on its investments,
(iv) the persistency of its policies (which affects the ability of the Company to recover the costs incurred to sell a policy) and (v) its ability to manage the market and credit risks associated with its invested assets. External factors, such as legislation and regulation of the insurance marketplace and products, may also affect the Company's profitability.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Premium revenue was $721.8 million for 1998, a decrease of $116.8 million, or 13.9%, from $838.6 million reported for 1997. Approximately $74.4 million of the decrease resulted from lower premiums due to the transfer of the Company's disability income insurance business in December of 1997 pursuant to the DI Transaction, as hereafter defined. See "DI Transaction". The balance of the decrease resulted primarily from lower new and renewal premiums of approximately $6.1 million and $26.1 million, respectively, as well as lower single premiums of approximately $8.1 million due to a reduction in the Company's dividend scales (substantially all single premiums result from policyholders electing to buy additional insurance coverage with dividends received on existing policies).

     Universal life and investment-type product policy fees were $151.6 million for 1998, an increase of $24.3 million, or 19.1%, from $127.3 million reported for 1997. This increase was primarily the result of higher fees relating to the Company's flexible premium deferred annuity ("FPVA") business and variable universal life ("VUL") business of $13.4 million and $9.8 million, respectively. The Company reported total fees from its FPVA business of $63.4 million in 1998, as compared to $50.0 million in 1997. The Company reported total fees from its VUL business of $27.5 million in 1998, as compared to $17.7 million in 1997. The increase in the FPVA fees is primarily a result of an increase in the account value of such products during the year of approximately $460.0 million. The increase in account value resulted from new sales and other deposits of $611.7 million, market appreciation of approximately $298.9 million, offset by approximately $450.6 million in withdrawals and surrenders. The average FPVA account value during 1998 was approximately $4.5 billion, as compared to $3.7 billion in 1997. The increase in VUL fees is primarily due to higher cost of insurance charges of approximately $5.5 million, consistent with the in force growth of such business.

     Net investment income was $735.7 million for 1998, an increase of $2.7 million, or 0.4%, from $733.0 million reported for 1997. Lower interest rates in 1998 resulted in lower investment income of approximately $22.0 million, while an increase in the Company's average total invested assets during 1998 of approximately $179.9 million, as compared to 1997, and changes in the mix of invested assets from lower yielding real estate to higher yielding fixed maturity securities resulted in an offsetting increase in investment income of approximately $24.7 million. The effect of investing new money of approximately $2.4 billion (including the proceeds from prepayments, sales and maturities of its invested assets, as well as net cash flow from operating activities), reduced the total yield on invested assets by approximately 10 basis points in 1998 compared to 1997. Average total invested assets in 1998 increased, as compared to 1997; primarily as a result of proceeds received in the Offerings and positive cash flow from operations and investing activities. During 1998, the Company's average investment in fixed maturity securities (before unrealized gains or losses) increased by approximately $539.8 million, while its average investment in mortgage loans and real estate decreased by approximately $81.1 million and $435.5 million, respectively. At December 31, 1998, fixed maturity securities, mortgage loans and real estate represented approximately 61.0%, 12.9% and 5.7%, respectively, of total invested assets, as compared to 56.9%, 13.7% and 10.6%, respectively, at December 31, 1997. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 7.0% and 8.6%, respectively, for the year ended December 31, 1998, as compared to 7.1% and 7.8%, respectively, for 1997. See "Investments".

     Net realized gains on investments were $171.1 million for 1998, an increase of $99.0 million, or 137.3%, from $72.1 million reported for 1997. The increase is primarily due to higher gains on sales of real estate and real estate partnership equities, lower provisions for valuation allowances on real estate to be disposed of, lower impairment writedowns on real estate held for investment, and higher gains on prepayments and sales of fixed maturities, partially offset with lower gains from sales of equity securities, higher other than temporary impairment losses on fixed maturities, and an increase in the provision for mortgage loan valuation allowances. Realized gains on sales of real estate and real estate partnership equities totaled $157.4 million for 1998, as compared to $88.1 million for 1997. See "Real Estate Sales". Provisions for valuation allowances on real estate to be disposed of and impairment writedowns on real estate held for investment aggregated $11.7 million in 1998, as compared to $64.2 million in 1997. Net realized gains from prepayments and sales of fixed maturities were $23.6 million in 1998, as compared to $13.3 million in 1997. Realized gains on sales of equity securities were $7.5 million in 1998, as compared to $39.9 million in gains in 1997. Other than temporary impairment losses on fixed maturities were $15.1 million in 1998, as compared to $6.1 million in 1997. Provisions for mortgage loan valuation allowances were $0.6 million in 1998, as compared to recoveries of $4.7 million in 1997.

     Group Pension Profits (see "The Group Pension Transaction" and Note 10 to the Consolidated Financial Statements) were $56.8 million for 1998, a decrease of $3.2 million, or 5.3%, from $60.0 million reported for 1997. Group Pension Profits in 1998 consisted of $49.8 million of Group Pension Payments and $7.0 million relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In 1997, Group Pension Profits consisted of $55.7 million of Group Pension Payments and a $4.3 million reduction in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. Group Pension Payments in 1998 decreased from that recorded in 1997 primarily because of the continuing run-off of the Existing Deposits. The decrease in valuation allowances in 1998 resulted primarily from the decrease in mortgage loan assets supporting the transferred business due to prepayments of such loans.

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $163.2 million for 1998, an increase of $17.8 million, or 12.2%, from $145.4 million reported for 1997. The increase was primarily the result of higher commissions earned in 1998 by the Company's broker-dealer operations of $11.1 million, higher fees earned in 1998 by the Company's mutual fund management operations of $19.5 million, offset by a gain of $19.4 million recognized in 1997 relating to certain assets which had appreciated in value and were transferred to partially fund the cost of the indemnity reinsurance purchased in connection with the DI Transaction as hereafter defined. See "DI Transaction". During 1998, the Company's broker-dealer operations reported commission earnings of $43.5 million, as compared to $32.4 million reported in 1997. Also, during 1998, the Company's mutual fund management operations reported $61.8 million in fees from advisory, underwriting and distribution services, as compared to $42.3 million reported in 1997, as assets under management increased to approximately $6.9 billion from $5.4 billion at December 31, 1998 and 1997, respectively.

     Benefits to policyholders were $789.8 million for 1998, a decrease of $50.3 million, or 6.0%, from $840.1 million reported for 1997. The decrease primarily resulted from the transfer of the Company's disability income insurance business pursuant to the DI Transaction in 1997, as hereafter defined (See "DI Transaction"), and a decrease in reserves and surrenders on traditional business in 1998, offset by higher death benefits claims in 1998. Benefits to policyholders recorded in 1998 relating to the business transferred pursuant to the DI Transaction decreased by $47.7 million to $0.9 million, as compared to $48.6 million recorded in 1997. The change in reserves on traditional business in 1998 decreased $21.2 million to $168.1 million, as compared to $189.3 million reported in 1997. Surrenders on traditional business in 1998 decreased $5.0 million to $322.4 million, as compared to $327.4 million in 1997 and, death benefits in 1998 increased $28.9 million to $230.5 million, as compared to $201.6 million in 1997.

     Interest credited to policyholders' account balances was $113.7 million for 1998, a decrease of $12.2 million, or 9.7%, from $125.9 million reported for 1997. The decrease primarily resulted from lower interest crediting across substantially all product lines reflecting current market conditions and the continuing decrease in the Company's single premium deferred annuity business.

     Amortization of deferred policy acquisition costs ("DAC") was $131.0 million for 1998, a decrease of $50.2 million, or 27.7%, from $181.2 million reported for 1997. The decrease primarily resulted from: (i) a non-recurring charge of $33.6 million recorded in 1997 relating to the transfer of the Company's disability income insurance business pursuant to the DI Transaction, as hereafter defined (See "DI Transaction"), (ii) lower amortization of approximately $5.1 million resulting from a revision during 1997 of mortality assumptions on the Company universal life business, (iii) lower amortization of approximately $6.7 million resulting from higher death claims in 1998 as compared to 1997, and (iv) lower amortization of approximately $2.9 million relating to the Company's single premium deferred annuity business as a result of lower profit margins caused by declining fund balances and a narrowing of interest spreads.

     Dividends to policyholders were $218.2 million for 1998, a decrease of $6.1 million, or 2.7%, from $224.3 million reported for 1997. The decrease primarily resulted from a reduction in the interest component of the dividend scales on all policies during 1997 by amounts ranging from 15 to 50 basis points, which was partially offset by an increase in life insurance reserves.

     Other operating costs and expenses were $453.3 million for 1998, an increase of $36.1 million, or 8.7%, from $417.2 million reported for 1997. The increase primarily consisted of (i) $7.4 million of higher costs associated with addressing the Year 2000 issue, (ii) $17.0 million of higher cost associated with restructuring the Company's career agency sales force and other strategic initiatives, (iii) $15.7 million of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, (iv) $13.9 million of higher commissions and other expenses incurred by the Company's broker-dealer operations, and (v) $9.5 million of higher interest expense primarily relating to the MONY Notes issued on December 30, 1997, offset by (vi) approximately $6.4 million relating to a reduction in the fair value of the Company's liability under its non-qualified pension plan, (vii) $3.7 million, $4.0 million and $2.7 million of non-recurring costs incurred in 1997 relating to the issuance of the MONY Notes, the cancellation of an information technology service agreement, and severance charges relating to the DI Transaction, respectively, and (viii) other miscellaneous items.

     The Company's provision for federal income taxes in 1998, including the tax effect of demutualization expenses, of $103.0 million included no surplus tax, compared to a surplus tax benefit of $5.8 million in 1997. The Company's effective tax rate before the surplus tax and extraordinary item was 35.0% in 1998, as compared to approximately 33.6% in 1997.

     Prior to its reorganization pursuant to the Plan, MONY Life was subject to the surplus tax (add-on tax) imposed on mutual life insurance companies under
Section 809 of the Code. Section 809 requires (and the surplus tax results from) the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, the MONY Life is no longer subject to the surplus tax.

EXTRAORDINARY CHARGE FOR DEMUTUALIZATION

     The $27.2 million and $13.3 million reflected as after-tax demutualization expenses on the Company's consolidated statements of income for the years ended December 31, 1998 and 1997, respectively, were direct nonrecurring costs specifically related to the demutualization. Costs incurred include primarily the fees of financial, legal, actuarial and accounting advisors to the Company and to the New York Insurance Department, as well as printing and postage for communication with policyholders.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Premium revenue was $838.6 million for 1997, a decrease of $21.2 million, or 2.5%, from $859.8 million reported for 1996. The decrease was primarily the result of lower new and renewal premiums of $4.3 million and $23.5 million, respectively, offset by higher sales of single premium individual life insurance of approximately $6.6 million. Management believes that the decrease was consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products. Management also believes that the decrease was reflective of the then current interest rate environment wherein declining long-term rates have caused traditional protection products to be comparatively less competitive with variable products.

     Universal life and investment-type product policy fees were $127.3 million for 1997, an increase of $26.4 million, or 26.2%, from $100.9 million reported for 1996. This increase was primarily the result of higher fees relating to the Company's FPVA and VUL business of $14.8 million and $8.9 million, respectively, as a result of an increase in the aggregate account values of such products. For the year ended December 31, 1997, the Company reported total fees from its FPVA and VUL business of $50.0 million and $17.8 million, respectively, as compared to $35.2 million and $8.9 million reported for the year ended December 31, 1996. FPVA account value increased $1,167.5 million during 1997 to $4,314.1 million as compared to $3,146.6 million in 1996. The increase in account value in 1997 resulted from new sales and other deposits of $712.7 million and market appreciation of $738.9 million, offset by approximately $284.1 million in withdrawals and surrenders. VUL account value increased $65.1 million during 1997 to $106.4 million as compared to $41.3 million in 1996. The increase in account value in 1997 resulted from new sales and other deposits of $68.3 million and market appreciation of $14.2 million, offset by approximately $17.4 million in withdrawals and surrenders.

     Net investment income was $733.0 million for 1997, a decrease of $18.6 million, or 2.5%, from $751.6 million reported for 1996. Lower interest rates in 1997 resulted in lower investment income of approximately $10.4 million, while a decrease in the Company's average total invested assets during 1997 of approximately $107.9 million, as compared to 1996, resulted in a further decrease in investment income of approximately $7.8 million. The effect of investing new money of approximately $2.0 billion (including the proceeds from prepayments, sales and maturities of its invested assets, as well as net cash flow from operating activities), in conjunction with a change in the mix of invested assets, reduced the total yield on invested assets by approximately 10 basis points in 1997. Average total invested assets in 1997 decreased, as compared to 1996, primarily as a result of the retirement of the Company's Eurobond debt issuances at their scheduled maturity dates (see Note 16 to the Consolidated Financial Statements). During 1997, the Company's average investment in fixed maturity securities (before unrealized gains or losses) increased by approximately $459.3 million, while its average investment in mortgage loans and real estate decreased by approximately $170.5 million and $390.1 million, respectively. At December 31, 1997, fixed maturity securities, mortgage loans and real estate represented approximately 56.9%, 13.6% and 10.7% of total invested assets, as compared to 52.2%, 15.1 % and 14.4% at December 31, 1996. The yield on the Company's invested assets before and after realized gains (losses) on investments was 7.1% and 7.8%, respectively, for 1997, as compared to 7.2% and 7.9%, respectively, for 1996. See "Investments".

     Net realized gains on investments were $72.1 million for 1997, a decrease of $3.8 million, or 5.0%, from $75.9 million reported for 1996. The decrease was due to higher provisions for losses and lower gains on sales of certain partnership interests offset by higher gains on sales of real estate and common stock. Provisions for valuation allowances on real estate to be disposed of aggregated $63.8 million for 1997, as compared to $16.8 million in 1996, primarily as a result of additional properties put up for sale in 1997 that had carrying values in excess of their fair values less costs to sell; realized gains on sales of real estate were $87.6 million in 1997, as compared to $42.8 million in 1996; realized gains on sales of common stock were $39.7 million in 1997, as compared to $31.4 million in 1996; and gains on sales of certain partnership interests totaled $1.3 million in 1997, as compared to $10.5 million in 1996.

     Group Pension Profits (see "The Group Pension Transaction" and Note 10 to the Consolidated Financial Statements) were $60.0 million for 1997, an increase of $0.5 million, or approximately 0.8%, as compared to $59.5 million reported in 1996. Group Pension Profits in 1997 consisted of $55.7 million of Group Pension Payments and $4.3 million relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In 1996, Group Pension Profits consisted of $66.7 million of Group Pension Payments offset by $7.2 million relating to an increase in the aforementioned valuation allowances. Group Pension Payments in 1997 decreased from that recorded in 1996 primarily because of the continuing run-off of the Existing Deposits. The decrease in valuation allowances in 1997 resulted primarily from the decrease in mortgage loan assets supporting the transferred business due to prepayments of such loans.

     Other income was $145.4 million for 1997, an increase of $28.1 million, or 24.0%, as compared to $117.3 million reported in 1996. The increase was primarily the result of higher commissions earned by the Company's broker-dealer operations of $3.5 million, higher fees earned by the Company's mutual fund management operations of $17.2 million and a gain of $19.4 million relating to certain assets which had appreciated in value and were transferred to partially fund the cost of the indemnity reinsurance purchased in connection with the DI Transaction in 1997 (see "The DI Transaction"). These assets had previously been held on deposit by a third party reinsurance company under a financial reinsurance arrangement which was replaced with the aforementioned indemnity reinsurance. Offsetting such increases was miscellaneous non-recurring income of approximately $8.1 million recorded in Other Income in 1996 and lower earnings of approximately $2.7 million relating to an aviation reinsurance pool in which the Company participates. During 1997, the Company's broker-dealer operations reported commission earnings of $32.2 million, as compared to $28.7 million reported in 1996. Also, during 1997, the Company's mutual fund management operations reported $42.3 million in fees from advisory, underwriting and distribution services, as compared to $25.1 million reported in 1996, as assets under management increased to approximately $5.4 billion from $3.5 billion at December 31, 1997 and 1996, respectively.

     Benefits to policyholders were $840.1 million for 1997, a decrease of $32.1 million, or 3.7%, from $872.2 million reported for 1996. The decrease primarily resulted from favorable mortality in almost all product lines and the DI Transaction (see the "DI Transaction"). Favorable mortality contributed approximately $15.6 million of the decrease, while the DI Transaction caused a decrease in benefits of approximately $21.6 million. The decrease in benefits caused by the DI Transaction resulted from the difference between the amount of reserves ceded (which approximated $367.5 million) and the cost of such reinsurance (which approximated $345.9 million). However, after the writeoff of associated deferred policy acquisition costs of approximately $30.7 million, the DI Transaction resulted in a pre-tax loss of approximately $9.1 million.

     Interest credited to policyholders' account balances was $125.9 million for 1997, a decrease of $21.0 million, or 14.3%, from $146.9 million reported for 1996. The decrease was comprised of lower interest crediting of $9.5 million and $11.9 million on the Company's SPDAs and retained group pension business, offset by $4.9 million of higher interest crediting on universal life business. The year to year change in interest credited primarily resulted from the change in average account balances for the aforementioned products. The average account balances for such products were $636.5 million, $220.4 million and $496.6 million for 1997, respectively, and $788.0 million, $292.7 million and $470.3 million for 1996, respectively.

     Amortization of DAC was $181.2 million for 1997, an increase of $23.0 million, or 14.5%, from $158.2 million reported for 1996. The increase was primarily the result of: (i) charging off approximately $30.7 million of deferred policy acquisition costs relating to the DI Transaction (see the "DI Transaction"), (ii) higher amortization of approximately $11.6 million relating to the Company's FPVA product line and (iii) a decrease in amortization of approximately $21.5 million relating to the Company's traditional life business which resulted from revised projections of the present value of the ultimate profits expected from such business to reflect actual results to date. The increase in amortization relating to FPVAs resulted from higher profits due to an increase in account value of approximately $1,167.5 million during 1997 to $4,314.1 million, as compared to $3,146.6 million in 1996. The increase in account value in 1997 resulted from new sales and other deposits of $712.7 million and market appreciation of $738.9 million, offset by approximately $284.1 million in withdrawals and surrenders.

     Other operating costs and expenses were $417.2 million for 1997, a decrease of $38.6 million, or 8.5%, from $455.8 million reported for 1996. The decrease consists primarily of: (i) lower interest expense in 1997, as compared to 1996, of approximately $16.2 million as a result of the maturity of the Company's Eurobond debt (see Note 17 to the Consolidated Financial Statements), (ii) lower costs incurred of approximately $27.6 million in 1997, as compared to 1996, in connection with settlements of, and reserves for, various legal disputes, including lawsuits against the Company alleging market conduct improprieties (see Note 19 to the Consolidated Financial Statements), (iii) nonrecurring charges in 1996 of approximately $14.0 million relating to special termination benefits granted to certain employees under an early retirement program offered by the Company in April 1996 (see Note 8 to the Consolidated Financial Statements), (iv) costs incurred of approximately $2.7 million for severance benefits granted to certain employees in connection with the DI Transaction and
(v) higher commissions and sub-advisor fees of approximately $7.0 million and higher operating expenses of approximately $8.5 million incurred by the Company's broker-dealer and mutual fund management operations.

     Dividends to policyholders of $224.3 million in 1997 decreased $7.1 million, or 3.1%, from $231.4 million reported in 1996. The decrease primarily resulted from a reduction in the interest component of the dividend scales on all policies during 1997 by amounts ranging from 15 to 50 basis points, which was partially offset by an increase in life insurance reserves.

     The Company's provision for federal income taxes in 1997, including the tax effect of demutualization expenses, of $53.8 million included a benefit relating to the surplus tax of $5.8 million, compared to surplus tax expense incurred of $12.8 million in 1996. The Company's effective tax rate before the surplus tax and extraordinary item was 33.6% in 1997, as compared to approximately 31% in 1996.

DI TRANSACTION

     Effective December 31, 1997, the Company ceased writing new disability insurance business and transferred all of its existing in force disability income insurance business to a third party reinsurer, Centre Life Reinsurance, Ltd. ("Centre Re"), under an indemnity reinsurance contract (the "DI Transaction"). MONY Life Insurance Company remains contingently liable for all benefits payable with respect to such business if Centre Re fails to meet its obligations under the reinsurance agreement. As a result of this transaction, the Company recorded a pre-tax loss for the year ended December 31, 1997 of approximately $9.1 million which represented the excess of the amount paid for the indemnity reinsurance and deferred acquisition costs relating to such business (which were reflected on the Company's books at the date of the transaction) over the carrying value of the liabilities transferred. In addition, the indemnity reinsurance purchased pursuant to the DI Transaction replaced a previously existing reinsurance contract, which had been accounted for as a financing rather than reinsurance. The assets held on deposit under the replaced contract, which had a fair value in excess of the carrying value of the deposit on MONY's books at the date of the transaction, were used to partially fund the cost of the aforementioned indemnity agreement. As a result thereof, the Company recorded a gain of $19.4 million in 1997, which is separate from the DI Transaction and reported in "Other Income". The impact on the Company's historical consolidated operating results for the years ended December 31, 1997 and 1996 from the Company's disability income insurance business was not material.

THE GROUP PENSION TRANSACTION

     On December 31, 1993 (the "Group Pension Transaction Date"), the Company entered into an agreement (the "Agreement") with AEGON USA, Inc. ("AEGON") under which the Company transferred a substantial portion of its group pension business (hereafter referred to as the "Group Pension Transaction"), to AEGON's wholly-owned subsidiary, AUSA Life Insurance Company, Inc. ("AUSA"). The transferred group pension business consisted of approximately $6.4 billion in group pension assets and liabilities, which was comprised of approximately $2.8 billion of general account assets and liabilities, and $3.6 billion of separate account assets and liabilities. The transfer was initially structured in the form of indemnity reinsurance, however, the Agreement contemplated that the transfer would be restructured in the form of assumption reinsurance as soon as practicable following the consent of contractholders to assumption of their contracts. Substantially all of the contractholders consented to the assumption of their contracts by AUSA.

     In addition, pursuant to the Agreement, the Company agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the "AEGON Notes"). The Series A Notes pay interest at 6.44 percent per annum and the Series B Notes pay interest at 6.24 percent per annum. Both the Series A Notes and the Series B Notes mature on December 31, 2002. MONY's investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

     In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the transferred business. As a result, the Company continues to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled "Assets transferred in Group Pension Transaction" and "Liabilities transferred in Group Pension Transaction". In addition, the Company reports in its GAAP earnings the profits from such transferred business under the caption entitled, Group Pension Profits (as described below). See Note 10 to the Consolidated Financial Statements.

     Pursuant to the Agreement, the Company receives from AUSA (i) payments on an annual basis through December 31, 2002 (the "Group Pension Payments") equal to all of the earnings, as defined in the Agreement, from the existing deposits on contracts in force and transferred to AUSA on the Group Pension Transaction Date (the "Existing Deposits"), (ii) a final payment (the "Final Value Payment") at December 31, 2002 based on the remaining fair value of the Existing Deposits and (iii) a contingent payment (the "New Business Growth Payment") at December 31, 2002 based on new business growth subsequent to the Group Pension Transaction Date. However, the level of new business growth necessary for MONY to receive the New Business Growth Payment make it unlikely that MONY will ever receive any such payment.

     With respect to the Group Pension Payments, the annual results from the Existing Deposits are measured on a basis in accordance with the Agreement (such basis hereafter referred to as the "Earnings Formula"), which is substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities are only recognized when such securities are designated with an NAIC rating of "6" and (ii) no impairment losses are recognized on mortgage loans until such loans are disposed of or at the time, and in the calculation, of the Final Value Payment.

     Earnings which emerge from the Existing Deposits pursuant to the application of the Earnings Formula are recorded in the Company's financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis in accordance with GAAP (such earnings hereafter referred to as the "Group Pension Profits"). Losses which arise from the application of the Earnings Formula for any annual period will be reflected in the Company's results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which the Company is at risk (as described below), which at any time is equal to the then outstanding principal amount of the Series A Notes.

     Operating losses reported in any annual period pursuant to the earnings Formula are carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 will be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remains, it will be applied as an offset against the principal payment due to the Company upon maturity of the Series A Notes. The Series A Notes have been allocated to the Closed Block. See Note 3 to the Consolidated Financial Statements.

     Management expects that Group Pension Profits will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002.

     The following sets forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction, (ii) the transferred separate account assets and liabilities and (iii) the components of revenue and expense comprising the Group Pension Profits:

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                ($ IN MILLIONS)
ASSETS
  General Account
     Fixed Maturities:
     Available for sale at estimated fair value (amortized
      cost $1,564.6 and $1,585.4, respectively).............  $1,620.2    $1,645.0
     Mortgage loans on real estate..........................     214.8       347.9
     Real estate held for investment........................      37.9        50.4
     Cash and cash equivalents..............................      21.7        24.5
     Accrued investment income..............................      27.6        33.1
                                                              --------    --------
          Total general account assets......................   1,922.2     2,100.9
  Separate account assets...................................   3,829.6     3,614.0
                                                              --------    --------
          Total assets......................................  $5,751.8    $5,714.9
                                                              ========    ========
LIABILITIES:
  General Account(1)
     Policyholders' account balances........................  $1,824.9    $1,991.0
     Other liabilities......................................      24.0        33.7
                                                              --------    --------
          Total general account liabilities.................   1,848.9     2,024.7
  Separate account liabilities(2)...........................   3,829.6     3,614.0
                                                              --------    --------
          Total liabilities.................................  $5,678.5    $5,638.7
                                                              ========    ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $121.7 million and $142.8 million as of December 31, 1998 and 1997, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $33.3 million and $31.1 million as of December 31, 1998 and 1997, respectively.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................   $ 23.3      $ 23.7      $ 24.7
Net investment income.......................................    154.7       169.3       192.4
Net realized gains (losses) on investments..................      7.2         7.1        (7.4)
                                                               ------      ------      ------
          Total revenues....................................    185.2       200.1       209.7
BENEFITS AND EXPENSES:
Interest credited to policyholders' account balances........    108.7       117.3       125.9
Other operating costs and expenses..........................     19.7        22.8        24.3
                                                               ------      ------      ------
          Total benefits and expenses.......................    128.4       140.1       150.2
                                                               ------      ------      ------
          Group Pension Profits.............................   $ 56.8      $ 60.0      $ 59.5
                                                               ======      ======      ======

                    TOTAL FIXED MATURITIES BY CREDIT QUALITY

                                                                              AS OF                AS OF
                                                                        DECEMBER 31, 1998    DECEMBER 31, 1997
                                                  RATING AGENCY         -----------------    -----------------
                   NAIC                             EQUIVALENT          CARRYING    % OF     CARRYING    % OF
                  RATING                           DESIGNATION           VALUE      TOTAL     VALUE      TOTAL
                  ------                      ----------------------    --------    -----    --------    -----
                                                                                   ($ IN MILLIONS)
1.........................................    Aaa/Aa/A                  $1,082.9     66.8%   $  998.9     60.7%
2.........................................    Baa                          475.2     29.3       510.9     31.1
3.........................................    Ba                            48.4      3.0        74.0      4.5
4.........................................    B                              0.0      0.0        18.4      1.1
5.........................................    Caa and lower                 13.7      0.9        42.8      2.6
6.........................................    In or near default             0.0      0.0         0.0      0.0
                                                                        --------    -----    --------    -----
Total Fixed Maturities..............................................    $1,620.2    100.0%   $1,645.0    100.0%
                                                                        ========    =====    ========    =====

                  ANALYSIS OF MORTGAGE LOAN CREDIT QUALITY(1)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
Total commercial mortgages..................................  $214.8    $347.9    $527.9
                                                              ======    ======    ======
Problem commercial mortgages(2).............................  $  4.4    $  8.1    $ 19.3
Potential problem commercial mortgages......................     0.0       0.0       9.4
Restructured commercial mortgages...........................    59.7      88.5     107.2
                                                              ------    ------    ------
Total problem, potential problem and restructured commercial
  mortgages.................................................  $ 64.1    $ 96.6    $135.9
                                                              ======    ======    ======
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......    29.9%     27.8%     25.7%
                                                              ======    ======    ======
Valuation allowances:
  Problem loans.............................................  $  0.0    $  0.0    $  1.9
  Potential problem loans...................................     0.0       0.0       0.7
  Restructured loans........................................    11.4       5.8       7.2
                                                              ------    ------    ------
Total valuation allowances(3)...............................  $ 11.4    $  5.8    $  9.8
                                                              ======    ======    ======
Total valuation allowances as a percent of problem,
  potential problem and restructured commercial mortgages at
  carrying value before valuation allowances................    15.1%      5.7%      6.7%
                                                              ======    ======    ======

---------------
(1) See "Investments" for definitions of problem, potential problem, and restructured mortgages.

(2) Problem commercial mortgages included delinquent mortgage loans of $4.4 million, $0.0 million, and $0.0 million at December 31, 1998, 1997 and 1996, respectively, and mortgage loans in foreclosure of $0.0 million, $8.1 million, and $19.3 million at such dates, respectively.

(3) Does not include a non-asset specific estimate of expected losses on all other mortgages based on historical loss experience for such investments of $4.6 million, $7.8 million and $12.5 million as of December 31, 1998, 1997 and 1996 respectively.

RESULTS OF OPERATIONS BY SEGMENT

     For management and reporting purposes, the Company's business is organized in two principal operating segments, the "Protection Products" segment and the "Accumulation Products" segment. Substantially all of the Company's other business activities are combined and reported in the "Other Products" segment. In its Protection Products segment, the Company offers a wide range of individual life insurance products, including whole life, term life, universal life, variable universal life, last survivor life, group life and group universal life. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits, (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block, and (iii) the Company's disability income insurance business which was transferred in the DI Transaction. In its Accumulation Products segment, the Company offers fixed annuities, single premium deferred annuities, flexible premium deferred annuities, immediate annuities, flexible payment variable annuities and proprietary retail mutual funds. The Company's Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation and the Run-Off Businesses. In addition to selling the Company's proprietary investment products, the securities broker-dealer operation provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The Run-Off Businesses primarily consist of group life and health insurance as well as the group pension business that was not included in the Group Pension Transaction. For a reconciliation of the amounts reported in the segments with the amounts reported in the consolidated financial statements, see Note 5 to the Consolidated Financial Statements.

     The following table presents certain summary financial data for the Company by operating segment as of the dates and for the periods indicated.

                                  SEGMENT DATA

                                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998           1997           1996
                                                              -----------    -----------    -----------
                                                                           ($ IN MILLIONS)
TOTAL REVENUES:(1)
  Protection Products(2)....................................   $ 1,573.4      $ 1,598.7      $ 1,593.8
  Accumulation Products.....................................       275.8          239.4          217.0
  Other Products............................................       143.1          131.1          145.9
                                                               ---------      ---------      ---------
                                                               $ 1,992.3      $ 1,969.2      $ 1,956.7
                                                               =========      =========      =========
TOTAL BENEFITS AND EXPENSES:(1)
  Protection Products.......................................   $ 1,379.7      $ 1,469.7      $ 1,492.6
  Accumulation Products.....................................       195.3          195.3          181.1
  Other Products............................................       123.1          112.8          137.8
                                                               ---------      ---------      ---------
                                                               $ 1,698.1      $ 1,777.8      $ 1,811.5
                                                               =========      =========      =========
INCOME BEFORE INCOME TAXES:(1)
  Protection Products(2)....................................   $   193.7      $   129.0      $   101.2
  Accumulation Products.....................................        80.5           44.1           35.9
  Other Products............................................        20.0           18.3            8.1
                                                               ---------      ---------      ---------
                                                               $   294.2      $   191.4      $   145.2
                                                               =========      =========      =========
ASSETS:(1)
  Protection Products(3)(8).................................   $16,578.7      $15,776.5      $15,158.5
  Accumulation Products.....................................     6,171.3        5,757.9        4,747.2
  Other Products............................................     1,256.2        1,234.2        1,417.1
                                                               ---------      ---------      ---------
                                                               $24,006.2      $22,768.6      $21,322.8
                                                               =========      =========      =========
POLICYHOLDERS' LIABILITIES:(1)(4)
  Protection Products(5)(9).................................   $10,267.0      $10,105.7      $ 9,996.2
  Accumulation Products.....................................     1,318.6        1,416.1        1,601.7
  Other Products............................................       455.6          513.4          542.4
                                                               ---------      ---------      ---------
                                                               $12,041.2      $12,035.2      $12,140.3
                                                               =========      =========      =========
SEPARATE ACCOUNT LIABILITIES:(1)(6)
  Protection Products(7)....................................   $ 4,056.8      $ 3,720.1      $ 3,393.0
  Accumulation Products.....................................     4,452.6        4,002.6        2,851.4
  Other Products............................................       621.9          547.7          625.6
                                                               ---------      ---------      ---------
                                                               $ 9,131.3      $ 8,270.4      $ 6,870.0
                                                               =========      =========      =========

---------------
(1) Excluded from the Company's operating segments are revenues, benefits and expenses, assets and liabilities relating to contracts issued by the Company with respect to its employee benefit plans, as well as any nonrecurring or unusual items. Such amounts constitute reconciling items in accordance with SFAS No. 131. Accordingly, see Note 5 to the Consolidated Financial Statements and Notes to the Unaudited Interim Condensed Consolidated Financial

    Statements for a reconciliation of amounts reported for the Company's operating segments to such amounts reported in the Company's consolidated financial statements.

(2) Includes Group Pension Profits of $56.8 million, $60.0 million and $59.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. See "-- The Group Pension Transaction".

(3) Includes assets transferred in the Group Pension Transaction of $5,751.8 million, $5,714.9 million and $5,627.6 million as of December 31, 1998, 1997, and 1996, respectively (see Note 10 to the Consolidated Financial Statements).

(4) Includes interest credited to policyholders' account balances.

(5) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,824.9 million, $1,991.0 million and $2,158.1 million as of December 31, 1998, 1997, and 1996, respectively (see Note 10 to the Consolidated Financial Statements).

(6) Each segment includes separate account assets in an amount not less than the corresponding liability reported.

(7) Includes separate account liabilities transferred in the Group Pension Transaction of $3,829.6 million, $3,614.0 million and $3,358.3 million as of December 31, 1998, 1997, and 1996, respectively (see Note 10 to the Consolidated Financial Statements).

(8) Includes Closed Block assets of $6,161.2 million as of December 31, 1998 (see Note 3 and Note 20 Consolidated Financial Statements).

(9) Includes Closed Block policyholders' liabilities of $7,177.1 million as of December 31, 1998 (see Note 3 and Note 20 Consolidated Financial Statements).

     Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment. In addition, capital is allocated to each segment in amounts sufficient to maintain a targeted Risk Based Capital ("RBC") level for each segment. Allocations of net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on; (i) a review of the nature of such costs, (ii) cost allocations utilizing time studies and (iii) cost estimates included in the Company's product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the Protection Products segment.

     Set forth below is a discussion of the operating results of the Company by segment for the periods indicated.

  Protection Products Segment

     The following table presents certain summary financial data relating to the Company's Protection Products segment for the periods indicated.

                                                                     FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
REVENUES:
Premiums....................................................  $  702.3    $  817.0    $  837.4
Universal life policy fees..................................      86.2        74.9        63.4
Net investment income and net realized gains on
  investments...............................................     704.5       611.9       605.3
Group Pension Profits.......................................      56.8        60.0        59.5
Other income................................................      23.6        34.9        28.2
                                                              --------    --------    --------
                                                               1,573.4     1,598.7     1,593.8
BENEFITS AND EXPENSES:
Benefits to policyholders...................................     731.9       776.8       815.0
Interest credited to policyholders' account balances........      42.5        44.3        39.0
Amortization of deferred policy acquisition costs...........     101.4       146.8       135.0
Other operating costs and expenses..........................     288.7       280.8       276.3
Dividends to policyholders..................................     215.2       221.0       227.3
                                                              --------    --------    --------
                                                               1,379.7     1,469.7     1,492.6
                                                              --------    --------    --------
Income before income taxes..................................  $  193.7    $  129.0    $  101.2
                                                              ========    ========    ========

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 -- Protection Products Segment


     Premium revenue was $702.3 million for 1998, a decrease of $114.7 million, or 14.0%, from $817.0 million reported for 1997. Approximately $74.4 million of the decrease resulted from lower premiums due to the transfer of the Company's disability income insurance business in December of 1997 pursuant to the DI Transaction. The balance of the decrease resulted primarily from lower new and renewal premiums of approximately $6.1 million and $26.1 million, respectively, as well as lower single premiums of approximately $8.1 million due to a reduction in the Company's dividend scales (substantially all single premiums result from policyholders electing to buy additional insurance coverage with dividends received on existing policies).

     Universal life policy fees were $86.2 million for 1998, an increase of $11.3 million, or 15.1%, from $74.9 million reported for 1997. This increase was primarily the result of higher fees relating to the Company's VUL business of $9.8 million and approximately $3.2 million relating to corporate sponsored variable universal life ("CSVUL") business, which the Company began offering during the 4th quarter of 1998. For 1998, the Company reported total fees from its VUL business of $27.5 million, as compared to $17.7 million reported for 1997. The increase in VUL fees is primarily due to higher charges for the cost of insurance, administration, and loading of approximately $5.5 million, $0.8 million and $1.8 million, respectively.

     Net investment income and net realized gains on investments were $704.5 million for 1998, an increase of $92.6 million, or 15.1%, from $611.9 million reported for 1997. The increase was primarily due to higher gains from sales of real estate, which was partially offset by a decrease in yield on investment of new money.

     Group Pension Profits (see "The Group Pension Transaction" and Note 10 to the Consolidated Financial Statements) were $56.8 million for 1998, a decrease of $3.2 million, or 5.3%, from $60.0 million reported for 1997. Group Pension Profits in 1998 consisted of $49.8 million of Group Pension Payments and $7.0 million relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In 1997, Group Pension Profits consisted of $55.7 million of Group Pension Payments and a $4.3 million reduction in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. Group Pension Payments in 1998 decreased from that recorded in 1997 primarily because of the continuing run-off of the Existing Deposits. The decrease in valuation allowances in 1998 resulted primarily from the decrease in mortgage loan assets supporting the transferred business due to prepayments of such loans.

     Other income was $23.6 million for 1998, a decrease of $11.3 million, or 32.4%, from $34.9 million reported in 1997. The decrease was primarily the result of a non-recurring gain of $19.4 million recognized in 1997 relating to certain assets which had appreciated in value and were transferred to partially fund the cost of the indemnity reinsurance purchased in connection with the DI Transaction, offset by an increase in reinsurance allowances and officer life insurance premiums of $5.9 million and $2.2 million, respectively.

     Benefits to policyholders were $731.9 million for 1998, a decrease of $44.9 million, or 5.8%, from $776.8 million reported for 1997. The decrease primarily resulted from the transfer of the Company's disability income insurance business pursuant to the DI Transaction in 1997, and a decrease in reserves and surrenders on traditional business in 1998, offset by higher death benefits claims in 1998. Benefits to policyholders recorded in 1998 relating to the business transferred pursuant to the DI Transaction decreased by $47.7 million to $0.9 million, as compared to $48.6 million recorded in 1997. The change in reserves on traditional business in 1998 decreased $21.2 million to $168.1 million, as compared to $189.3 million reported in 1997. Surrenders on traditional business in 1998 decreased $5.0 million to $322.4 million, as compared to $327.4 million in 1997 and, death benefits in 1998 increased $28.9 million to $230.5 million, as compared to $201.6 million in 1997.

     Interest credited to policyholders' account balances was $42.5 million for 1998, a decrease of $1.8 million, or 4.1%, from $44.3 million reported for 1997. The decrease primarily resulted from lower interest crediting across substantially all product lines.

     Amortization of DAC was $101.4 million for 1998, a decrease of $45.4 million, or 30.9%, from $146.8 million reported for 1997. The decrease primarily resulted from: (i) a non-recurring charge of $33.6 million recorded in 1997 relating to the transfer of the Company's disability income insurance business pursuant to the DI Transaction, (ii) lower amortization of approximately $5.1 million resulting from a revision during the fourth quarter of 1997 of mortality assumptions on the Company universal life business, and (iii) lower amortization of approximately $6.7 million resulting from higher death claims in 1998 as compared to 1997.

     Dividends to policyholders were $215.2 million for 1998, a decrease of $5.8 million, or 2.6%, from $221.0 million reported in 1997. The decrease primarily resulted from a reduction in the fourth quarter of 1997 in the interest component of the dividend scales on all policies by amounts ranging from 15 to 50 basis points, which was partially offset by an increase in life insurance reserves.

     Other operating costs and expenses were $288.7 million for 1998, an increase of $7.9 million, or 2.8% from $280.8 million reported for 1997. The increase primarily consists of higher costs incurred in connection with (i) certain strategic initiatives, (ii) the Year 2000 issue (see "-- Year 2000") and, (iii) interest expense on the MONY Notes, offset by lower costs relating to: (iv) the Company's non-qualified pension plan, (v) issuance costs in 1997 relating to the MONY Notes, (vi) cancellation of an information technology service agreement and, (vii) severance charges relating to the DI Transaction.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 -- Protection Products Segment

     Premium revenue was $817.0 million for 1997, a decrease of $20.4 million, or 2.4%, from $837.4 million reported for 1996. The decrease was primarily the result of lower new and renewal premiums, offset by higher sales of single premium individual life insurance.

     Universal life policy fees were $74.9 million for 1997, an increase of $11.5 million, or 18.1%, from $63.4 million reported for 1996. This increase was primarily the result of an increase in fees relating to the Company's VUL business of $8.9 million. For the year ended December 31, 1997, the Company reported total fees from VUL business of $17.8 million, as compared to $8.9 million reported for the year ended December 31, 1996. VUL account value increased $65.1 million during 1997 to $106.4 million, as compared to $41.3 million in 1996. The increase in account value in 1997 resulted from new sales and other deposits of $68.3 million and market appreciation of $14.2 million, offset by approximately $17.4 million in withdrawals and surrenders.

     Net investment income and net realized gains on investments were $611.9 million for the year ended December 31, 1997, a $6.6 million increase from $605.3 million for 1996. The increase was primarily due to higher average invested assets of approximately $300.0 million offset by slightly lower yields (including net realized gains on investments) for 1997 of 7.8%, as compared to 7.9% for 1996.

     Group Pension Profits were $60.0 million for 1997, an increase of $0.5 million, or approximately 0.8%, as compared to $59.5 million reported in 1996. Group Pension Profits in 1997 consisted of $55.7 million of Group Pension Payments and $4.3 million relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily related to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In 1996, Group Pension Profits consisted of $66.7 million of Group Pension Payments, offset by $7.2 million relating to an increase in the aforementioned valuation allowances. Group Pension Payments in 1997 decreased from that recorded in 1996 primarily because of the continuing run-off of the Existing Deposits. The decrease in valuation allowances in 1997 resulted primarily from the decrease in mortgage loan assets supporting the transferred business due to prepayments of such loans.

     Other income was $34.9 million for 1997, an increase of $6.7 million, or 23.8%, as compared to $28.2 million reported in 1996. The increase was primarily the result of a gain of $19.4 million on assets held on deposit under a financial reinsurance contract which was replaced with an indemnity reinsurance contract during 1997, offset by a decrease of $8.1 million relating to miscellaneous non-recurring income recorded in Other Income in 1996 and $4.6 million of other miscellaneous items.

     Benefits to policyholders were $776.8 million for 1997, a decrease of $38.2 million, or 4.7%, from $815.0 million reported for 1996. The decrease primarily resulted from favorable mortality in almost all product lines and the DI Transaction. Favorable mortality contributed approximately $15.6 million of the decrease, while the DI Transaction caused a decrease in benefits of approximately $21.6 million. The decrease in benefits caused by the DI Transaction resulted from the difference between the amount of reserves ceded (which approximated $367.5 million) and the cost of such reinsurance (which approximated $345.9 million). However, after the writeoff of associated deferred policy acquisition costs of approximately $30.7 million, the DI Transaction resulted in a loss of approximately $9.1 million.

     Interest credited to policyholders' account balances was $44.3 million for 1997, an increase of $5.3 million, or 13.6%, from $39.0 million reported for 1996. The increase was primarily comprised of $4.9 million of higher interest crediting on universal life business. The average interest crediting rates in 1997 on the Company's universal life business was approximately 6.3% in 1997, as compared to 6.0% in 1996. The average account balances for such products were $496.6 million for 1997 and $470.3 million for 1996, respectively.

     Amortization of DAC was $146.8 million for 1997, an increase of $11.8 million, or 8.7%, from $135.0 million reported for 1996. The increase was primarily the result of charging off approximately $30.7 million of deferred policy acquisition costs relating to the DI Transaction, offset by a decrease in amortization of approximately $21.5 million relating to traditional life business which resulted from revised projections of the ultimate profits expected from such business based on actual results to date.

     Other operating costs and expenses were $280.8 million for 1997, an increase of $4.5 million, or 1.6%, from $276.3 million reported for 1996. The increase was primarily related to an increase in the Company's non-qualified pension plan.

     Dividends to policyholders of $221.0 million in 1997 decreased $6.3 million, or 2.8%, from $227.3 million reported in 1996. The decrease primarily resulted from a reduction in the interest component of the dividend scales in 1997 on all policies by amounts ranging from 15 to 50 basis points, which was partially offset by an increase in life insurance reserves.

  Accumulation Products Segment

     The following table presents certain summary financial data relating to the Company's Accumulation Products segment for the periods indicated.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
REVENUES:
Premiums....................................................   $  2.6      $  5.0      $  4.2
Investment-type product fees................................     64.1        50.9        36.6
Net investment income and net realized gains on
  investments...............................................    136.3       131.4       144.0
Other income................................................     72.8        52.1        32.2
                                                               ------      ------      ------
                                                                275.8       239.4       217.0
BENEFITS AND EXPENSES:
Benefits to policyholders...................................     19.0        21.2        17.9
Interest credited to policyholders' account balances........     60.6        71.4        84.9
Amortization of deferred policy acquisition costs...........     29.6        34.4        23.2
Other operating costs and expenses..........................     84.4        66.3        52.8
Dividends to policyholders..................................      1.7         2.0         2.3
                                                               ------      ------      ------
                                                                195.3       195.3       181.1
                                                               ------      ------      ------
Income before income taxes..................................   $ 80.5      $ 44.1      $ 35.9
                                                               ======      ======      ======

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 -- Accumulation
  Products Segment

     Premium revenue was $2.6 million for 1998, a decrease of $2.4 million, or 48.0% from $5.0 million reported for 1997. The decrease in premiums during 1998 was due to lower sales of immediate annuities.

     Investment-type product fees were $64.1 million for 1998, an increase of $13.2 million, or 25.9%, from $50.9 million reported for 1997. This increase was primarily the result of an increase in fees relating to the Company's FPVA business of $13.4 million as a result of an increase in the account value of such products. For the year ended December 31, 1998, the Company reported total fees in its FPVA business of $63.4 million, as compared to $50.0 million reported for the year ended December 31, 1997. During 1998, FPVA account values increased by approximately $460.0 million. The increase in account value resulted from new sales and other deposits of $611.7 million and market appreciation of approximately $298.9 million, offset by approximately $450.6 million in withdrawals and surrenders. The average FPVA account value during 1998 was approximately $4.5 billion, as compared to $3.7 billion in 1997.

     Net investment income and net realized gains on investments aggregated $136.3 million for 1998, an increase of $4.9 million, or 3.7%, from $131.4 million reported for 1997. The increase was primarily due to higher gains from the sales of real estate which was partially offset by a decrease in yield on investment of new money.

     Other income was $72.8 million for 1998, an increase of $20.7 million, or 39.7%, from $52.1 million reported for 1997. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $19.5 million. During 1998, the Company's mutual fund management operations reported $61.8 million in fees from advisory, underwriting and distribution services, as compared to $42.3 million reported in 1997 as assets under management increased to approximately $6.9 billion from $5.4 billion at December 31, 1998 and 1997, respectively.

     Benefits to policyholders were $19.0 million for 1998, a decrease of $2.2 million, or 10.4%, from $21.2 million reported for 1997. The decrease is primarily due to lower reserves on immediate annuities resulting from lower sales and a decrease in the issuance of supplementary contracts during the period.

     Interest credited to policyholders' account balances was $60.6 million for 1998, a decrease of $10.8 million, or 15.1%, from $71.4 million reported for 1997. The decrease was primarily due to lower interest crediting of approximately $7.1 million relating to the Company's SPDA business in conjunction with lower interest crediting on all other accumulation products. During 1998, SPDA account value decreased approximately $100.9 million to $457.2 million, as compared to $558.1 million at the end of 1997. The decrease in account value in 1998 was primarily due to continuing withdrawals, as compared to 1997, which management believes partially reflects consumer preferences for separate account products. Average interest crediting rates on the Company SPDA's were approximately 5.5% in both 1998 and 1997, respectively.

     Amortization of DAC was $29.6 million for 1998, a decrease of $4.8 million, or 14.0%, from $34.4 million reported for 1997. The decrease was primarily caused by lower amortization of approximately $2.9 million relating to the Company's single premium deferred annuity business as a result of lower profit margins caused by declining fund balances and a narrowing of interest spreads.

     Dividends to policyholders were $1.7 million for 1998, a decrease of $0.3 million, or 15.0%, from $2.0 million reported for 1997.

     Other operating costs and expenses were $84.4 million for 1998, an increase of $18.1 million, or 27.3%, from $66.3 million reported for 1997. The increase primarily consists of higher sub-advisory fees, and other expenses incurred by the Company's mutual fund management operations of approximately $15.7 million. Revenue from the Company's mutual fund management operations is recorded in Other Income. See discussion above regarding the corresponding increase in Other Income.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 -- Accumulation Products Segment

     Premium revenue was $5.0 million for 1997, an increase of $0.8 million, or 19.0% from $4.2 million reported for 1996. The increase primarily resulted from $0.8 million in higher sales of immediate annuities to $5.0 million for 1997, as compared to $4.2 million for 1996.

     Investment-type product fees were $50.9 million for 1997, an increase of $14.3 million, or 39.1%, from $36.6 million reported for 1996. This increase was primarily the result of an increase in fees relating to the Company's FPVA business of $14.8 million. For the year ended December 31, 1997, the Company reported total fees in its FPVA business of $50.0 million, as compared to $35.2 million reported for the year ended December 31, 1996. FPVA account value increased $1,167.5 million during 1997 to $4,314.1 million, as compared to $3,146.6 million in 1996. The increase in account value in 1997 resulted from new sales and other deposits of $712.7 million and market appreciation of $738.9 million, offset by approximately $284.1 million in withdrawals and surrenders.

     Net investment income and net realized gains on investments aggregated $131.4 million for 1997, a decrease of $12.6 million, or 8.8%, from $144.0 million reported for 1996. The decrease is primarily related to lower average invested assets during 1997 of approximately $180.0 million, as compared to 1996. Average total invested assets in 1997 decreased, as compared to 1996, primarily as a result of a decline in SPDA's in force. During 1997, SPDA account value decreased $156.8 million to $558.1 million, as compared to $714.9 million in 1996. The decrease in account value in 1997 resulted from new sales and other deposits of $4.0 million and interest on the account value of $34.1 million, offset by approximately $194.9 million in withdrawals and surrenders.

     Other income was $52.1 million for 1997, an increase of $19.9 million, or 61.8%, as compared to $32.2 million reported in 1996. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $16.1 million. During 1997, the Company's mutual fund management operations reported $40.2 million in fees from advisory, underwriting and distribution services as compared to $24.1 million reported in 1996 as assets under management increased to approximately $5.4 billion from $3.5 billion at December 31, 1997 and 1996, respectively.

     Benefits to policyholders were $21.2 million for 1997, an increase of $3.3 million, or 18.4%, from $17.9 million reported for 1996. The increase primarily resulted from higher transfers to supplementary contracts of approximately $2.9 million.

     Interest credited to policyholders' account balances was $71.4 million for 1997, a decrease of $13.5 million, or 15.9%, from $84.9 million reported for 1996. The decrease was primarily due to lower interest crediting of approximately $9.5 million relating to the Company's SPDA business which resulted from a decrease in SPDA account value of approximately $156.8 million during 1997 to $558.1 million, as compared to $714.9 million at the end of 1996. The decrease in account value in 1997 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products. Average interest crediting rates on the Company SPDA's were approximately 5.5% in both 1997 and 1996, respectively.

     Amortization of DAC was $34.4 million for 1997, an increase of $11.2 million, or 48.3%, from $23.2 million reported for 1996. This increase primarily consisted of higher amortization of $11.6 million, as compared to the prior year, relating to the Company's FPVA product line which resulted from higher profits due to an increase account value of approximately $1,167.5 million during 1997 to $4,314.1 million, as compared to $3,146.6 million in 1996. The increase in account value in 1997 resulted from new sales and other deposits of $712.7 million and market appreciation of $738.9 million, offset by approximately $284.1 million in withdrawals and surrenders.

     Other operating costs and expenses were $66.3 million for 1997, an increase of $13.5 million, or 25.6%, from $52.8 million reported for 1996. The increase consisted primarily of higher sub-advisor fees and commissions of approximately $5.1 million and higher operating expenses of approximately $5.9 million incurred by the Company's mutual fund management operations.

  Other Products Segment

     The following table presents certain summary financial data relating to the Company's Other Products segment for the periods indicated.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
REVENUES:
Premiums....................................................   $ 16.9      $ 16.6      $ 18.2
Investment-type product policy fees.........................      1.3         1.5         0.9
Net investment income and net realized gains on
  investments...............................................     63.8        59.9        74.6
Other income................................................     61.1        53.1        52.2
                                                               ------      ------      ------
                                                                143.1       131.1       145.9
BENEFITS AND EXPENSES:
Benefits to policyholders...................................     31.0        35.0        31.7
Interest credited to policyholders' account balances........     10.6        10.4        22.4
Other operating costs and expenses..........................     80.2        66.2        81.9
Dividends to policyholders..................................      1.3         1.2         1.8
                                                               ------      ------      ------
                                                                123.1       112.8       137.8
Income before income taxes..................................   $ 20.0      $ 18.3      $  8.1
                                                               ======      ======      ======

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 -- Other Products Segment

     Premium revenue was $16.9 million for 1998, an increase of $0.3 million, or 1.8%, from $16.6 million reported for 1997. The increase primarily relates to higher annuitization of pension contracts during the period.

     Investment-type product policy fees were $1.3 million for 1998, a decrease of $0.2 million, or 13.3%, from $1.5 million reported for 1997.

     Net investment income and net realized gains on investments were $63.8 million for 1998, an increase of $3.9 million, or 6.5%, from $59.9 million reported for 1997. The increase was due to higher gains from the sale of real estate which was partially offset by a decrease in yield on investment of new money.

     Other income was $61.1 million for 1998, an increase of $8.0 million, or 15.1%, from $53.1 million reported for 1997. The increase primarily related to higher commission revenue reported by the Company's broker-dealer operations of approximately $11.1 million, offset by lower revenues of approximately $3.1 million relating to an aviation reinsurance pool in which the Company participates. During 1998, the Company's broker-dealer operations reported commission revenue of $43.5 million, as compared to $32.2 million in 1997.

     Benefits to policyholders were $31.0 million for 1998, a decrease of $4.0 million, or 11.4%, from $35.0 million reported for 1997. The decrease primarily relates to the runoff of the Company's retained group pension business.

     Interest credited to policyholders' account balances was $10.6 million for 1998, an increase of $0.2 million, or 1.9%, from $10.4 million reported for 1997.

     Other operating costs and expenses were $80.2 million for 1998, an increase of $14.0 million, or 21.1%, from $66.2 million reported for 1997. The increase primarily consists of higher commission expenses of $7.8 million and higher general expenses of $2.0 million incurred by the Company's broker-dealer operations, as well as an increase in expenses allocated to this segment of approximately $3.9 million.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 -- Other Products Segment

     Premium revenue was $16.6 million for 1997, a decrease of $1.6 million, or 8.8%, from $18.2 million reported for 1996. The decrease was primarily due to lower assumed premiums resulting from the termination of the Company's participation in a reinsurance pool covering group health business.

     Investment-type product policy fees were $1.5 million for 1997, an increase of $0.6 million, or 66.7%, from $0.9 million reported for 1996. The increase primarily resulted from higher surrender charges on group annuities relating to the retained group pension business.

     Net investment income and net realized gains on investments were $59.9 million for 1997, a decrease of $14.7 million, or 19.7%, from $74.6 million reported for 1996. The decrease primarily consisted of $6.9 million relating to a decline in the segment's assets due to the runoff of the Company's Group Pension business, as well as approximately $14.2 million relating to the retirement of the Company's Eurobond debt issuances at their scheduled maturity dates (see

Note 17 to the Consolidated Financial Statements), offset by higher realized gains of approximately $6.3 million recorded by the Company's non-life subsidiaries. The Company issued the Eurobonds and invested the proceeds therefrom through its wholly owned subsidiary, MONY Funding, Inc., which is reported in the Other Products Segment.

     Other income was $53.1 million for 1997, an increase of $0.9 million, or 1.7%, as compared to $52.2 million reported in 1996. The increase primarily related to higher commission revenue reported by the Company's broker-dealer operations of approximately $3.5 million, offset by lower revenues of approximately $2.7 million relating to an aviation reinsurance pool in which the Company participates. During 1997, the Company's broker-dealer operations reported commission revenue of $32.2 million, as compared to $28.7 million in 1996.

     Benefits to policyholders were $35.0 million for 1997, an increase of $3.3 million, or 10.4%, from $31.7 million reported for 1996. The increase primarily resulted from $6.0 million of reserve strengthening on the Company's retained Group Pension business, offset by lower claims of approximately $2.3 million reported by the aforementioned aviation reinsurance pool.

     Interest credited to policyholders' account balances was $10.4 million for 1997, a decrease of $12.0 million, or 53.6%, from $22.4 million reported for 1996. The decrease was primarily related to lower average account balances on the Company's retained group pension business. The average account balance on such business was $220.4 million and $292.7 million for 1997 and 1996, respectively.

     Other operating costs and expenses were $66.2 million for 1997, a decrease of $15.7 million, or 19.2%, from $81.9 million reported for 1996. The decrease primarily relates to lower interest expense of approximately $16.2 million as a result of the maturity of the Company's Eurobond debt (see Note 17 to the Consolidated Financial Statements), offset by higher commission expense of approximately $2.1 million incurred by the Company's broker-dealer operations.

     Dividends to policyholders of $1.2 million in 1997 decreased $0.6 million, or 33.3%, from $1.8 million reported in 1996. The decrease reflects lower interest rates and a decrease in the number of policies that pay dividends.

LIQUIDITY AND CAPITAL RESOURCES

     MONY Group's cash flow consists of investment income from its invested assets, as well as dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of MONY Group's affairs, including salaries and other expenses. As a holding company, the MONY Group's ability to meet its cash requirements and pay dividends on its Common Stock substantially depends upon the receipt of dividends and other payments from MONY Life. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. Under the New York Insurance Law, MONY Life will be permitted to pay shareholder dividends to the MONY Group only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. Under the New York Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. The New York Insurance Department has established informal guidelines for the New York Superintendent's determinations that focus on, among other things, overall financial condition and profitability under statutory accounting practices. Management believes these guidelines may limit the ability of MONY Life to pay dividends to the MONY Group. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the MONY Group in an amount sufficient to fund its cash requirements and pay cash dividends. In addition, state insurance laws contain similar restrictions on the ability of the life insurance subsidiaries to pay dividends to MONY Life. There can be no assurance that state insurance laws will in the future permit the payment of dividends by the life insurance subsidiaries to MONY Life in an amount sufficient to support the ability of MONY Life to pay dividends to the MONY Group.

     On December 30, 1997, the Investors entered into the Investment Agreement with MONY, pursuant to which among other things the Investors purchased, for $115.0 million (the "Consideration"), MONY Notes with an aggregate principal amount equal to the Consideration. See Note 2 to the Consolidated Financial Statements. Pursuant to the terms of the Investment Agreement, the Investors may elect to exchange the MONY Notes for Holding Company Subordinated Notes. If such exchange occurs, the MONY Group will hold one or more Intercompany Surplus Notes in an aggregate principal amount equal to the principal amount of the Holding Company Subordinated Notes.

     If the Holding Company Subordinated Notes are issued, the MONY Group will receive payments of principal and interest from MONY Life on the Intercompany Surplus Notes. The Intercompany Surplus Notes will be in an aggregate principal amount equal to the aggregate principal amount of the Holding Company Subordinated Notes and bear interest at 9.50% per annum, which is payable semiannually. Principal is payable at maturity. However, payments of principal and interest on the Intercompany Surplus Notes can only be made with the prior approval of the New York Superintendent "whenever, in his judgment, the financial condition of such insurer warrants". Such payments further may be made only out of surplus funds which are available for such payments under the New York Insurance Law. There can be no assurance that MONY Life will obtain the requisite approval for payments with respect to the Intercompany Surplus Notes, or that surplus funds will be available for such payments.

     On February 23, 1999, the MONY Group's Board of Directors approved a quarterly dividend of $0.10 per share. The dividend will be payable on March 26, 1999 to shareholders of record as of March 8, 1999. The MONY Group expects to continue paying quarterly dividends on its common stock of $0.10 per share throughout 1999. See "Regulation".

  Capitalization --

     The Company's total capitalization, excluding accumulated comprehensive income, increased $374.5 million, or 23.0%, to $2,000.6 million at December 31, 1998, as compared to $1,626.1 million at December 31, 1997. The increase was primarily the result of net income of $164.0 million and net proceeds from the Offerings of $282.5 million. The Company's debt to equity (excluding accumulated comprehensive income) and debt to total capitalization ratios decreased to 23.1% and 18.8% at December 31, 1998, respectively, from 35.2% and 26.1% at December 31, 1997, respectively.

  Initial Public Offering --

     On November 16, 1998, the MONY Group consummated the Offerings. In conjunction therewith, approximately 12.9 million shares of its common stock were issued at an initial public offering price of $23.50 per share. Net proceeds from the Offerings totalled $282.5 million. Approximately $60.6 million of the net proceeds were retained by the MONY Group and the balance of approximately $221.9 million was contributed to MONY Life.

     Of the net proceeds contributed by the MONY Group to MONY Life, approximately $168.2 million is for use by MONY Life in its general operations, approximately $13.2 million was used to fund policy credits required to be credited to Eligible Policyholders pursuant to the Plan, and $40.5 million represents a reimbursement for the estimated after-tax cost of expenses incurred by MONY Life to effect the Demutualization, as required by the New York Insurance Law.

     Of the net proceeds retained by the MONY Group, approximately $2.5 million was used to pay cash to Eligible Policyholders who received cash as described in the Plan (other than pursuant to an expression of a preference to receive cash), $10.0 million is for working capital for the MONY Group, $30.0 million is to be used to pay dividends on the MONY Group's common stock and $18.1 million was used by the MONY Group to pay cash to Eligible Policyholders pursuant to an expression of a preference to receive cash in accordance with the Plan.

  MONY Life

     MONY Life's cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, operating expenses, income taxes and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to the Company's obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company's products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See
"Investments -- General".

     The events most likely to cause an adjustment in the Company's investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See "Investments -- General."

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at December 31, 1998 and 1997.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                            AMOUNT AT                   AMOUNT AT
                                                           DECEMBER 31,    PERCENT     DECEMBER 31,    PERCENT
                                                               1998        OF TOTAL        1997        OF TOTAL
                                                           ------------    --------    ------------    --------
                                                                             ($ IN MILLIONS)
Not subject to discretionary withdrawal provisions.......    $1,092.6        14.0%       $  944.2        12.6%
Subject to discretionary withdrawal -- with market value
  adjustment or at carrying value less surrender
  charge.................................................     5,475.4        69.9         5,236.4        70.1
                                                             --------       -----        --------       -----
Subtotal.................................................     6,568.0        83.9         6,180.6        82.7
Subject to discretionary withdrawal -- without adjustment
  at carrying value......................................     1,264.5        16.1         1,295.3        17.3
                                                             --------       -----        --------       -----
Total annuity reserves and deposit liabilities (gross)...     7,832.5       100.0%        7,475.9       100.0%
                                                             --------       =====        --------       =====
Less reinsurance.........................................       121.7                       145.7
                                                             --------                    --------
Total annuity reserves and deposit liabilities (net).....    $7,710.8                    $7,330.2
                                                             ========                    ========

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
PRODUCT LINE:
Traditional life............................................   $323.5      $326.2      $321.1
Variable and universal life.................................     33.2        29.5        27.3
Annuities...................................................    537.8       461.2       393.7
                                                               ------      ------      ------
          Total.............................................   $894.5      $816.9      $742.1
                                                               ======      ======      ======

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 1998, the Company reported net cash flow from operations of $76.7 million, as compared to $69.1 million in 1997. In 1998, cash flow from operations excluded $87.3 million of cash flow relating to the Closed Block. Total combined cash flow from operations for 1998, including the Closed Block was $164.0 million, an increase of $94.9 million. The increase from the prior year is primarily due to a non-recurring payment of $149.5 million made in 1997 in connection with the DI Transaction, offset by other miscellaneous items in 1998 principally, extraordinary expenses, Year 2000 costs and costs incurred in connection with certain strategic initiatives. During 1997, the Company reported net cash flow from operations of $69.1 million, as compared to $334.8 million in 1996. The decrease in net cash flow from operations of $265.7 million in 1997, as compared to that reported for 1996, resulted primarily from a $149.5 million payment made in 1997 representing a portion of the assets transferred in the DI Transaction and higher federal income tax payments in 1997 of approximately $101.0 million, as compared to 1996. The Company's liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of December 31, 1998, the Company had readily marketable fixed maturity securities with a carrying value of $6,706.0 million (including fixed maturities in the Closed Block), which were comprised of $3,690.2 million public and $3,015.8 million private fixed maturity securities. At that date, approximately 94.1% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at December 31, 1998 the Company had cash and cash equivalents of $463.5 million.

     In addition, the Company has two bank line of credit facilities with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 1999 and September 2003. Under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of these facilities is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience. The Company has not borrowed against these lines of credit since their inception.

     At December 31, 1998, the Company had commitments to contribute capital to its equity partnership investments of $100.8 million.

     At December 31, 1998, MONY Life had commitments to issue $39.2 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 6.7% to 7.7%. MONY Life also had commitments outstanding to purchase $76.4 million of commercial mortgage loans as of December 31, 1998 with interest rates ranging from 7.0% to 8.1%. In addition, at that date MONY Life had no outstanding commitments to issue any fixed rate commercial mortgage loans.

     Of the $886.9 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at December 31, 1998, $124.0 million, $50.7 million and $56.9 million are scheduled to mature in 1999, 2000 and 2001, respectively. See "Investments -- Mortgage Loans -- Commercial Mortgage Loans".

     In 1994, MONY Life completed the sale of $125.0 million face amount of its 11.25% Surplus Notes due August 15, 2024, which generated net proceeds of $70.0 million after a discount of approximately 42.2% from the principal amount payable at maturity and issuance expenses of approximately $2.3 million. Following the discount accretion period, interest will begin to accrue on August 15, 1999; thereafter, interest is scheduled to be paid on February 15 and August 15 of each year, commencing February 15, 2000, at a rate of 11.25% per annum.

     To the extent that the MONY Notes are not exchanged for Holding Company Subordinated Notes, they will remain as surplus notes of MONY Life having an interest rate of 9.50%, payable semiannually in arrears on June 30 and December 31 in each year.

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 7.9% to 8.7%. Maturities range from June 2000 to July 2009. For the years ended December 31, 1998, 1997 and 1996, interest expense on such mortgage loans aggregated $9.0 million, $12.3 million, and $12.9 million, respectively.

     During 1989, the Company entered into a transaction which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8% per annum. Interest is cumulative. Periodic interest payments are not required. All principal and interest are effectively due at the maturity of the obligation (March 30, 2000) which is subject to extension at the option of the creditor. However, interest may be paid periodically subject to available cash flow from the real estate properties. At December 31, 1998, 1997 and 1996, the outstanding balance of the obligation including accrued interest was $42.4 million, $41.3 million and $40.1 million, respectively. Interest expense on the obligation of $3.1 million, $3.0 million, and $2.9 million is reflected in Other Operating Costs and Expenses on the Company's statements of income for the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note is due January 1, 2009. The transaction is accounted for as a financing. Accordingly, the facility remains on the Company's books and continues to be depreciated. An obligation representing the total proceeds on the sale was recorded by the Company at the effective date of the transaction, and is reduced based on payments under the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.1 million in 1999, $7.3 million in 2000, $7.4 million in 2001, $7.6 million in 2002, $7.7 million in 2003 and $41.0 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     At December 31, 1998, aggregate maturities of long-term debt based on required principal payments for 1999 and the succeeding four years are $12.2 million, $87.0 million, $35.9 million, $0.5 million and $0.5 million, respectively, and $247.6 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at December 31, 1998, for 1999 and the succeeding four years are $30.4 million, $117.1 million, $63.5 million, $25.6 million and $25.7 million, respectively, and $640.8 million thereafter.

     Among the assets allocated to the Closed Block are the Series A Notes. MONY Life has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments on the Series A Notes pursuant to the terms thereof, as described in "-- The Group Pension Transaction".

     The NAIC established RBC requirements to help state regulators monitor and safeguard life insurers' financial strength by identifying those companies that may be inadequately capitalized. The RBC guidelines provide a method to measure the adjusted capital (statutory-basis capital and surplus plus the Asset Valuation Reserve ("AVR") and other adjustments) that a life insurance company should have for regulatory purposes, taking into consideration the risk characteristics of such company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the nature, mix and credit quality of its investment portfolio and the nature and volume of the products that it sells.

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at December 31, 1998 and December 31, 1997 were in excess of the minimum required RBC.

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or its fair value, less associated selling costs (see Note 4 to the Consolidated Financial Statements). Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. Real estate classified as to be disposed of may also be net of impairment adjustments recorded prior to the time such real estate was designated for sale or at the time of foreclosure, if acquired in satisfaction of debt. At December 31, 1998, 1997 and 1996, the carrying value of real estate to be disposed of was $312.9 million, $621.2 million and $434.8 million, respectively, or 2.8%, 5.9% and 4.2% of invested assets at such dates, respectively. The aforementioned carrying values are net of valuation allowances of $30.6 million, $82.7 million and $46.0 million, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $79.1 million, $182.3 million and $120.1 million of impairment adjustments, respectively. For the years ended December 31, 1998, 1997, and 1996, such increases in valuation allowances aggregated $6.7 million, $63.8 million and $16.8 million, respectively. Because the carrying value of real estate to be disposed of is adjusted to reflect the aforementioned valuation allowances, management expects that the net proceeds from sales of real estate will not be materially different from the carrying value of such real estate on a GAAP basis. However, there can be no assurance that increases in valuation allowances will not be required in the future or that future sales of real estate will not be made at amounts below recorded GAAP carrying value which may have a material effect on the Company's financial position and results of operations.

     In addition, as a result of differences between SAP and GAAP, the carrying value of real estate on a SAP basis exceeds the carrying value of such investments on a GAAP basis. Accordingly, management expects to incur losses on a SAP basis as a result of anticipated real estate sales, which losses could materially affect the Company's statutory-basis surplus and net income. Although there can be no assurance, the Company believes that any such impact on statutory surplus will be partially offset by the release of the statutory investment reserves established by the Company and expected future statutory net income. The Company will monitor the results of its real estate sales strategy and its ongoing effect on statutory surplus. The GAAP carrying value of real estate to be disposed of was $312.9 million at December 31, 1998 (or 2.8% of invested assets), which amount is net of impairment adjustments and valuation allowances aggregating approximately $79.1 million and $30.6 million, respectively. There can be no assurance as to whether, when or for what amounts any real estate that is classified to be disposed of will actually be disposed of. For the years ended December 31, 1998, 1997 and 1996 the GAAP carrying value of real estate sold was approximately $424.7 million, $346.3 million and $414.1 million, respectively. For the years ended December 31, 1998, 1997 and 1996, the SAP carrying value of real estate sold was approximately $593.8 million, $395.0 million and $449.1 million, respectively (see "Investments -- Equity Real Estate", "-- Investment Impairments and Valuation Allowances" and Note 19 to the Consolidated Financial Statements.)

     The following table sets forth certain data concerning the Company's real estate sales during the periods indicated.

                              REAL ESTATE SALES(1)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998         1997        1996
                                                              ---------    --------    --------
                                                                       ($ IN MILLIONS)
Sales proceeds..............................................   $ 573.4      $433.9      $456.9
                                                               =======      ======      ======
Carrying value before impairment adjustments and valuation
  allowances................................................   $ 570.1      $462.3      $519.2
Impairment adjustments......................................    (100.1)      (88.9)      (85.2)
Valuation allowances........................................     (45.3)      (27.1)      (19.9)
                                                               -------      ------      ------
Carrying value after impairment adjustments and valuation
  allowances................................................   $ 424.7      $346.3      $414.1
                                                               =======      ======      ======
Gain (loss).................................................   $ 148.7      $ 87.6      $ 42.8
                                                               =======      ======      ======

---------------
(1) Excludes sales of unconsolidated real estate joint venture interests. Real estate joint venture interests are reported in Other Invested Assets. Gains (losses) from the sales of such interests in 1998, 1997 and 1996 were $19.6 million, $1.1 million and $0.0 million, respectively. See Note 4 to the Consolidated Financial Statements.

     Most of the proceeds from real estate sales have been invested in investment grade public bonds. This has served to make the overall asset portfolio somewhat more sensitive to changes in interest rates. It has also served to reduce exposure to an illiquid asset class, real estate, and increase exposure to a more liquid asset class, investment grade public bonds.

YEAR 2000

  State of Readiness

     In 1996, the Company initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, the Company retained Command Systems, Inc., and Keane, Inc. to assist in bringing the Company's computer and information systems into Year 2000 compliance. The Company's overall goal for information technology ("IT") related items was to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. The Company has also retained a consulting firm to assist in the evaluation of Year 2000 issues affecting the Company's non-IT systems in facilities and equipment which may contain date logic in embedded chips. The Company's overall goal is to have these non-IT systems compliant by mid-1999.

     The scope of the Company's Project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; ensuring the compliance of voice and data network software and hardware; addressing issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and addressing the compliance of key vendors and other third parties.

     The phases of the Project are: (i) inventorying Year 2000 items and assigning priorities; (ii) assessing the Year 2000 compliance of items; (iii) remediating or replacing items that are determined not to be Year 2000 compliant; (iv) testing items for Year 2000 compliance; and (v) designing and implementing Year 2000 contingency and business continuity plans. To determine that all IT systems (whether internally developed or purchased) are Year 2000 compliant, each system is tested using a standard testing methodology which includes unit testing, baseline testing, and future date testing. Future date testing includes critical dates near the end of 1999 and into the year 2000, including leap year testing.

     The inventory and assessment phases of the Project were completed prior to mid 1998. At December 31, 1998, all of the Company's application systems had been remediated and current date tested. In addition, approximately 94% of the Company's applications had been future date tested, with future date testing for the remaining 6% scheduled for completion by mid-1999. Newly implemented applications and new releases of software packages will be tested in 1999 as part of the implementation process.

     Approximately 87% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms were deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Essentially all critical hardware and software was compliant and tested by December 31, 1998. The remaining items will be resolved and tested in the first quarter of 1999. Ongoing testing for Year 2000 compliance will take place in 1999 as applications, systems software and hardware is upgraded or replaced. Approximately 50% of critical non-IT systems had been remediated as of December 31, 1998. Ongoing testing for year 2000 compliance will continue through 1999.

     As part of the Project, significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems), that are believed to be critical to business operations after January 1, 2000, have been identified and contacted. Procedures are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost of the Year 2000 Project is approximately $26.0 million. Costs incurred on the Project during 1998, 1997 and 1996 were $17.0 million, $5.0 million, and $1.0 million, respectively, aggregating $23.0 million through December 31, 1998, which includes $16.0 million for external vendor costs and $7.0 million for internal costs. The future cost of completing the Year 2000 Project is estimated to be approximately $3.0 million, which includes $1.0 million for external vendor costs, and $2.0 million for internal costs, which is being funded through operating cash flows. These amounts include costs associated with the current development of contingency plans.

  Risks

     The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those external parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or external parties' contingency plans will mitigate the effects of any noncompliance. Based upon currently available information and considering the Company's Year 2000 Project status, management believes that the most reasonably likely worst case scenario could result in short-term business interruptions.

However, failure by the Company and/or external parties to complete Year 2000 readiness work in a timely manner could have a material adverse effect on the Company's consolidated financial position and results of its operations.

  Contingency Plans

     The Company has retained outside consultants to assist in the development of Business Continuity Plans, which includes identification of third party service providers, information systems, equipment, facilities, and other items which are mission-critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address failures due to the Year 2000 problem of third parties and other items, which are critical to the ongoing operation of the business. The Contingency Plan includes the performance of alternate processing as well as consideration for changing third party service providers, vendors, and suppliers if necessary. The scheduled date for completion of the Contingency Plan is mid-1999. The Company believes that due to the pervasive nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations except insofar as inflation affects interest rates.

                                  INVESTMENTS

     On the effective date of the Plan, the Company's invested assets were allocated between the Closed Block and operations outside the Closed Block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, the invested assets in the Closed Block have been combined with the Company's invested assets outside the Closed Block for purposes of the following discussion and analysis. In addition, the following discussion excludes invested assets transferred in the Group Pension Transaction. Accordingly, this discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Consolidated Financial Statements.

GENERAL

     The Company's investment operations are managed by its investment area, which reports directly to the Chief Investment Officer of the Company. The investment area, in consultation with the product actuaries, is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration and other characteristics of the Company's investment portfolio.

     The primary investment objective of the Company is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets to that of policyholder obligations). The Company is exposed to two primary sources of investment risk: credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves. The Company manages credit risk through industry and issuer diversification and asset allocation. The Company manages interest rate risk as part of its asset/liability management strategies, product design, such as the use of market value adjustment features and surrender charges and proactive monitoring and management of certain non-guaranteed elements of the Company's products (such as the resetting of credited interest rates for policies that permit such adjustments). A key aspect in managing interest rate exposure are the analyses performed by the Company to assess the adequacy of its projected asset cash flows relative to its projected liability cash flows. These analyses, many of which are required pursuant to the standard valuation laws of virtually all states, involve evaluating the potential gain or loss for over 95% of the Company's in force business under various increasing and decreasing interest rate environments, including inverted yield curves. For purposes of these analyses the Company has developed models of its in force business which reflect product characteristics such as cost of insurance rates, surrender charges, market value adjustments, dividends, cash values, etc. The models include assumptions, based on current and anticipated experience, regarding lapse and mortality rates and interest crediting strategies. In addition, these models include asset cash flow projections reflecting coupon payments, sinking fund payments, principal payments, defaults, bond calls, and mortgage prepayments.

     Generally, subject to certain minimum rates, these cash flow analyses are based on projections of cash flows using ten different interest rate scenarios over ten or more years. First a baseline interest rate is selected based on current rates. Then from the selected baseline rate the ten scenarios are: (i) level, (ii) an immediate increase of 3.0% and then level, (iii) an immediate decrease of 3% and then level, (iv) a uniform increase over ten years of one half a percent per year and then level, (v) a uniform decrease over ten years of one half a percent per year and then level, (vi) a uniform increase of one percent per year over five years followed by a uniform decrease of one percent per year over the next five years and then level, (vii) a uniform decrease of one percent per year over five years followed by a uniform increase of one percent per year over the next five years and then level and (viii) a decrease of 2.0% and then level. In addition, two of the scenarios are run with an inverted yield curve.

     Since most of its in force liabilities result from participating whole life insurance and separate account products, the Company does not focus on more precise liability duration measures because management believes that the scenario testing employed is sufficient to adequately assess interest rate risk. The Company does not use hedging instruments because management believes that there is limited general account risk exposure from recurring cash flows and limitations contained in product designs. The Company's strategy for the management of investment risk also includes the continuing selective sale of real estate. See "-- Equity Real Estate -- Real Estate Sales".

     The Company had total consolidated assets at December 31, 1998 of approximately $25.0 billion. Of the Company's total consolidated assets at such date, approximately $13.1 billion represented assets held in the Company's general account (which includes $6.2 billion of assets in the Closed Block), approximately $5.8 billion represented assets transferred pursuant to the Group Pension Transaction (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Consolidated Financial Statements), and approximately $6.1 billion were held in the Company's separate accounts, for which the Company does not generally bear investment risk.

     Separate account assets are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company's consolidated statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues.

     General account assets are managed to support all of the Company's life insurance and annuity lines of business. With respect to the general account, the Company seeks to protect policyholders' benefits through asset/liability matching, emphasizing safety of principal, maintaining sufficient liquidity and avoiding undue asset concentrations through diversification. At the same time, the Company seeks to produce an investment return that supports competitive product pricing and which contributes to achieving the required risk adjusted return on surplus. The Company's general account consists of a diversified portfolio of investments. Although all the assets of the general account support all the Company's liabilities, the Company has developed separate investment portfolios for specific classes of product liabilities within the general account. The investment area works closely with the business lines to develop investment guidelines, including duration targets, asset allocation, asset/liability mismatch tolerances and return objectives, for each product line in order to achieve each such product line's individual risk and return objectives.

     The following discussion analyzes the results of the major categories of general account invested assets, which includes invested assets of the closed block.

     The table below summarizes the invested assets held in the general account of the Company at the dates indicated.

                                INVESTED ASSETS

                                                                         AS OF DECEMBER 31,
                                                              ----------------------------------------
                                                                     1998                  1997
                                                              ------------------    ------------------
                                                              CARRYING     % OF     CARRYING     % OF
                                                                VALUE      TOTAL      VALUE      TOTAL
                                                              ---------    -----    ---------    -----
                                                                          ($ IN MILLIONS)
Fixed maturities............................................  $ 6,706.0     61.0%   $ 5,950.1     56.9%
Equity securities...........................................      457.2      4.2        337.8      3.2
Mortgage loans on real estate...............................    1,420.0     12.9      1,430.1     13.7
Policy loans................................................    1,269.6     11.6      1,247.2     11.9
Real estate to be disposed of...............................      312.9      2.8        621.2      5.9
Real estate held for investment.............................      321.3      2.9        495.9      4.7
Other invested assets.......................................       40.7      0.4         68.6      0.7
Cash and cash equivalents...................................      463.5      4.2        313.4      3.0
                                                              ---------    -----    ---------    -----
Total invested assets.......................................  $10,991.2    100.0%   $10,464.3    100.0%
                                                              =========    =====    =========    =====

     The yield on general account invested assets (including net realized gains and losses on investments) was 8.6%, 7.8% and 7.9% for the years ended December 31, 1998, 1997 and 1996, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for the years ended December 31, 1998, 1997 and 1996.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                             AS OF AND FOR THE      AS OF AND FOR THE      AS OF AND FOR THE
                                                 YEAR ENDED             YEAR ENDED             YEAR ENDED
                                             DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                            --------------------   --------------------   --------------------
                                            YIELD(1)    AMOUNT     YIELD(1)    AMOUNT     YIELD(1)    AMOUNT
                                            --------   ---------   --------   ---------   --------   ---------
                                                                     ($ IN MILLIONS)
FIXED MATURITIES:
Investment income.........................     7.4%    $   448.7      7.6%    $   422.5      7.7%    $   392.4
Net realized gains (losses)...............     0.1           8.5      0.1           7.3      0.1           6.2
Total.....................................     7.5%    $   457.2      7.7%    $   429.8      7.8%    $   398.6
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets(1)..........................               6,453.5                5,764.4                5,373.8
EQUITY SECURITIES:(2)
Investment income.........................    13.5%    $    53.6     16.6%    $    53.5     19.0%    $    54.5
Net realized gains (losses)...............     1.7           6.9     11.1          35.8     10.5          30.0
Total.....................................    15.2%    $    60.5     27.7%    $    89.3     29.5%    $    84.5
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets.............................                 457.2                  337.8                  305.2

                                             AS OF AND FOR THE      AS OF AND FOR THE      AS OF AND FOR THE
                                                 YEAR ENDED             YEAR ENDED             YEAR ENDED
                                             DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                            --------------------   --------------------   --------------------
                                            YIELD(1)    AMOUNT     YIELD(1)    AMOUNT     YIELD(1)    AMOUNT
                                            --------   ---------   --------   ---------   --------   ---------
                                                                     ($ IN MILLIONS)
MORTGAGE LOANS:
Investment income.........................     8.7%    $   124.1      9.1%    $   137.1      9.5%    $   159.2
Net realized gains (losses)...............     0.5           7.6      0.7          10.4      0.5           8.4
Total.....................................     9.2%    $   131.7      9.8%    $   147.5     10.0%    $   167.6
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets.............................               1,420.0                1,430.1                1,582.3
REAL ESTATE:(3)
Investment income.........................     5.0%    $    44.4      4.3%    $    56.2      4.9%    $    84.1
Net realized gains (losses)...............    14.6         127.6      1.5          20.1      1.2          20.8
Total.....................................    19.6%    $   172.0      5.8%    $    76.3      6.1%    $   104.9
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets.............................                 634.2                1,117.1                1,505.2
POLICY LOANS:
Investment income.........................     6.6%    $    82.4      6.6%    $    82.2      6.5%    $    80.2
Net realized gains (losses)...............     0.0           0.0      0.0           0.0      0.0           0.0
Total.....................................     6.6%    $    82.4      6.6%    $    82.2      6.5%    $    80.2
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets.............................               1,269.6                1,247.2                1,231.3
CASH & CASH EQUIVALENTS:
Investment income.........................     4.8%    $    18.8      5.8%    $    18.2      6.0%    $    22.4
Net realized gains (losses)...............     0.0           0.0      0.0           0.0      0.0           0.0
Total.....................................     4.8%    $    18.8      5.8%    $    18.2      6.0%    $    22.4
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets.............................                 463.5                  313.4                  315.4
OTHER INVESTED ASSETS:
Investment income(4)......................     1.8%    $     1.0      1.3%    $     0.9      5.1%    $     3.4
Net realized gains (losses)...............    37.5          20.5     (2.2)         (1.5)    15.6          10.5
Total.....................................    39.3%    $    21.5     (0.9)%   $    (0.6)    20.7%    $    13.9
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets.............................                  40.7                   68.6                   65.8
TOTAL BEFORE INVESTMENT EXPENSES:
Investment income(5)......................     7.4%    $   773.0      7.5%    $   770.6      7.6%    $   796.2
Net realized gains (losses)...............     1.6         171.1      0.7          72.1      0.7          75.9
Total.....................................     9.0%    $   944.1      8.2%    $   842.7      8.3%    $   872.1
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets.............................              10,738.7               10,278.6               10,379.0
Investment expenses net of fee
  income(6)...............................    (0.4)%   $   (37.3)    (0.4)%   $   (37.6)     0.4%    $   (44.6)
TOTAL AFTER INVESTMENT EXPENSES:
Investment income(6)......................     7.0%    $   735.7      7.1%    $   733.0      7.2%    $   751.6
Net realized gains (losses)...............     1.6         171.1      0.7          72.1      0.7          75.9
Total.....................................     8.6%    $   906.8      7.8%    $   805.1      7.9%    $   827.5
                                              ----     ---------     ----     ---------     ----     ---------
Ending assets.............................              10,738.7               10,278.6               10,379.0
Net unrealized gains (losses) on fixed
  maturities..............................                 252.5                  185.7                   87.0
                                                       ---------              ---------              ---------
Total invested assets.....................             $10,991.2              $10,464.3              $10,466.0
                                                       =========              =========              =========

---------------
(1) Yields are based on annual average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Including net unrealized gains and losses in the determination of the total yield on equity securities for the years ended December 31, 1998, 1997 and 1996 would have resulted in a total yield of 21.3%, 28.0% and 34.4%, respectively, which would have resulted in a total return on invested assets of 8.8%, 7.8% and 8.0% for such years, respectively.

(3) Equity real estate income is shown net of operating expenses, depreciation and minority interest.

(4) Excludes amounts referred to in (6) below.

(5) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $52.3 million, $49.6 million and $83.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, real estate investment income is shown net of depreciation of $26.6 million, $45.1 million and $48.3 million for such years, respectively.

(6) Includes mortgage servicing fee and other miscellaneous fee income of approximately $4.8 million, $3.3 million and $3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 61.0% and 56.9% of total invested assets at December 31, 1998 and 1997, respectively.

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

     The following tables present the Company's private, public and total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Securities Rating Organizations as of December 31, 1998 and 1997, as well as the percentage, based on fair value, that each designation comprises.

                   PUBLIC FIXED MATURITIES BY CREDIT QUALITY

                                                           AS OF DECEMBER 31, 1998             AS OF DECEMBER 31, 1997
                                                       --------------------------------    --------------------------------
             NAIC                  RATING AGENCY       AMORTIZED    % OF     ESTIMATED     AMORTIZED    % OF     ESTIMATED
            RATING                   EQUIVALENT          COST       TOTAL    FAIR VALUE      COST       TOTAL    FAIR VALUE
            ------               ------------------    ---------    -----    ----------    ---------    -----    ----------
                                                                                 ($ IN MILLIONS)
1..............................  Aaa/Aa/A              $2,556.5      71.8%    $2,648.4     $2,251.2      72.1%    $2,313.9
2..............................  Baa                      858.1      24.2        893.0        781.1      25.3        812.1
3..............................  Ba                       138.5       3.8        140.6         69.8       2.2         71.6
4..............................  B                          4.9       0.1          4.9         10.8       0.3          9.6
5..............................  Caa and lower              1.0       0.0          1.4          0.0       0.0          0.0
6..............................  In or near default         0.0       0.0          0.0          0.0       0.0          0.0
                                                       --------     -----     --------     --------     -----     --------
                                 Subtotal               3,559.0      99.9      3,688.3      3,112.9      99.9      3,207.2
                                 Redeemable
                                   preferred stock          2.2       0.1          1.9          2.5       0.1          2.2
                                                       --------     -----     --------     --------     -----     --------
                                 Total public fixed
                                   maturities          $3,561.2     100.0%    $3,690.2     $3,115.4     100.0%    $3,209.4
                                                       ========     =====     ========     ========     =====     ========

                   PRIVATE FIXED MATURITIES BY CREDIT QUALITY

                                                           AS OF DECEMBER 31, 1998             AS OF DECEMBER 31, 1997
                                                       --------------------------------    --------------------------------
             NAIC                  RATING AGENCY       AMORTIZED    % OF     ESTIMATED     AMORTIZED    % OF     ESTIMATED
            RATING                   EQUIVALENT          COST       TOTAL    FAIR VALUE      COST       TOTAL    FAIR VALUE
            ------               ------------------    ---------    -----    ----------    ---------    -----    ----------
                                                                                 ($ IN MILLIONS)
1..............................  Aaa/Aa/A              $  996.8      35.0%    $1,058.9     $1,059.4      40.5%    $1,110.0
2..............................  Baa                    1,630.5      56.1      1,691.0      1,369.2      51.4      1,408.3
3..............................  Ba                       207.8       6.9        207.0        170.4       6.3        173.0
4..............................  B                          9.6       0.3          8.6         27.5       1.0         26.8
5..............................  Caa and lower             24.7       0.9         26.8          6.4       0.2          6.7
6..............................  In or near default         1.6       0.1          1.6         10.7       0.4         10.7
                                                       --------     -----     --------     --------     -----     --------
                                 Subtotal               2,871.0      99.3      2,993.9      2,643.6      99.8      2,735.5
                                 Redeemable
                                   preferred stock         21.3       0.7         21.9          5.4       0.2          5.2
                                                       --------     -----     --------     --------     -----     --------
                                 Total private
                                   fixed maturities    $2,892.3     100.0%    $3,015.8     $2,649.0     100.0%    $2,740.7
                                                       ========     =====     ========     ========     =====     ========

                    TOTAL FIXED MATURITIES BY CREDIT QUALITY

                                                           AS OF DECEMBER 31, 1998               AS OF DECEMBER 31, 1997
                                                       --------------------------------    ------------------------------------
NAIC                               RATING AGENCY       AMORTIZED    % OF     ESTIMATED     AMORTIZED      % OF       TOTAL FAIR
RATING                               EQUIVALENT          COST       TOTAL    FAIR VALUE      COST       ESTIMATED      VALUE
------                           ------------------    ---------    -----    ----------    ---------    ---------    ----------
                                                                                   ($ IN MILLIONS)
1..............................  Aaa/Aa/A              $3,553.3      55.3%    $3,707.3     $3,310.6        57.6%      $3,423.9
2..............................  Baa                    2,488.6      38.5      2,584.0      2,150.3        37.3        2,220.4
3..............................  Ba                       346.3       5.2        347.6        240.2         4.1          244.6
4..............................  B                         14.5       0.2         13.5         38.3         0.6           36.4
5..............................  Caa and lower             25.7       0.4         28.2          6.4         0.1            6.7
6..............................  In or near default         1.6       0.0          1.6         10.7         0.2           10.7
                                                       --------     -----     --------     --------       -----       --------
                                 Subtotal               6,430.0      99.6      6,682.2      5,756.5        99.9        5,942.7
                                 Redeemable
                                   preferred stock         23.5       0.4         23.8          7.9         0.1            7.4
                                                       --------     -----     --------     --------       -----       --------
                                 Total fixed
                                   maturities          $6,453.5     100.0%    $6,706.0     $5,764.4       100.0%      $5,950.1
                                                       ========     =====     ========     ========       =====       ========

     The Company utilizes its investments in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. These privately placed securities are also used to enhance cash flow as a result of sinking fund payments. Generally, private placements provide the Company with broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

     At December 31, 1998, the percentage, based on estimated fair value, of total public and private placement fixed maturities that were investment grade (NAIC Designation 1 or 2) was 94.1% compared to 94.4% for December 31, 1997. The fixed maturities portfolio was comprised, based on estimated fair value, of 55.0% in public fixed maturities and 45.0% in private fixed maturities at December 31, 1998 and 53.9% in public fixed maturities and 46.1% in private fixed maturities at December 31, 1997.

     The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

     The Company defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities or (iii) are deemed to have other than temporary impairments to value. The fair value of problem fixed maturities was $33.9 million and $30.2 million at December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997 and 1996, $0.9 million, $1.1 million and $5.1 million of interest income was not accrued on problem fixed maturities.

     The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these credits are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk. The fair value of potential problem fixed maturities was $82.9 million and $86.2 million at December 31, 1998 and 1997, respectively.

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. The fair value of restructured fixed maturities was $8.6 million and $0.0 million at December 31, 1998 and 1997, respectively.

     The following table sets forth the total carrying values of the Company's fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities.

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                ($ IN MILLIONS)
Total fixed maturities (public and private).................  $6,706.0    $5,950.1
                                                              ========    ========
Problem fixed maturities....................................      33.9        30.2
Potential problem fixed maturities..........................      82.9        86.2
Restructured fixed maturities...............................       8.6         0.0
                                                              --------    --------
Total problem, potential problem & restructured fixed
  maturities................................................  $  125.4    $  116.4
                                                              ========    ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........       1.9%        2.0%
                                                              ========    ========

     The Company believes that its long-term fixed maturities portfolio is well diversified among industry types. The following tables set forth the fair value of the Company's fixed maturities by industry category, as well as the percentage of the total portfolio that each industry category comprises as of December 31, 1998 and 1997, respectively. The tables also show by industry category the relative amounts of publicly traded and privately placed securities.

         FIXED MATURITIES PORTFOLIO BY INDUSTRY AS OF DECEMBER 31, 1998

                                                 PRIVATELY TRADED      PRIVATELY PLACED            TOTAL
                                                -------------------   -------------------   -------------------
                                                  FAIR        %         FAIR        %         FAIR        %
INDUSTRY CLASS                                   VALUE     OF TOTAL    VALUE     OF TOTAL    VALUE     OF TOTAL
--------------                                  --------   --------   --------   --------   --------   --------
                                                                        ($ IN MILLIONS)
Public Utilities..............................  $  600.4     16.3%    $  291.7      9.7%    $  892.1     13.3%
Other Manufacturing...........................     312.2      8.5        567.3     18.8        879.5     13.0
Consumer Goods & Services.....................     330.9      9.0        483.7     16.0        814.6     12.1
Financial Services............................     306.3      8.3        384.8     12.8        691.1     10.3
Non-Government -- Asset/Mortgage Backed.......     371.1     10.1        318.7     10.6        689.8     10.3
Transportation/Aerospace......................     283.0      7.7        251.3      8.3        534.3      8.0
Mortgage Backed-Government & Agency(1)........     467.8     12.7          3.7      0.1        471.5      7.0
Energy........................................     245.8      6.6        220.5      7.3        466.3      7.0
Nat Res/Manuf (non-energy)....................     116.7      3.2        234.0      7.8        350.7      5.2
Bank Holding Companies........................     222.8      6.0         27.3      0.9        250.1      3.7
Banks.........................................     191.2      5.1         48.0      1.6        239.2      3.6
Government & Agency...........................     124.3      3.3          2.4      0.1        126.7      1.9
Media/Adver/Printing..........................      39.8      1.1         86.0      2.9        125.8      1.9
Other.........................................      74.9      2.0         42.7      1.3        117.6      1.8
Cable Television..............................       1.1      0.0         31.8      1.1         32.9      0.5
Redeemable Preferred Stock....................       1.9      0.1         21.9      0.7         23.8      0.4
                                                --------    -----     --------    -----     --------    -----
          Total...............................  $3,690.2    100.0%    $3,015.8    100.0%    $6,706.0    100.0%
                                                ========    =====     ========    =====     ========    =====

         FIXED MATURITIES PORTFOLIO BY INDUSTRY AS OF DECEMBER 31, 1997

                                                 PRIVATELY TRADED      PRIVATELY PLACED            TOTAL
                                                -------------------   -------------------   -------------------
                                                  FAIR        %         FAIR        %         FAIR        %
INDUSTRY CLASS                                   VALUE     OF TOTAL    VALUE     OF TOTAL    VALUE     OF TOTAL
--------------                                  --------   --------   --------   --------   --------   --------
                                                                        ($ IN MILLIONS)
Other Manufacturing...........................  $  315.3      9.9%    $  489.6     17.9%    $  804.9     13.5%
Public Utilities..............................     464.2     14.5        283.3     10.3        747.5     12.6
Consumer Goods & Services.....................     254.4      7.9        357.0     13.0        611.4     10.3
Non-Government -- Asset/Mortgage Backed.......     326.5     10.2        281.9     10.3        608.4     10.2
Financial Services............................     249.7      7.8        334.6     12.2        584.3      9.8
Transportation/Aerospace......................     258.3      8.0        275.7     10.1        534.0      9.0
Energy........................................     238.6      7.4        267.2      9.7        505.8      8.5
Mortgage-Backed -- Government & Agency(1).....     469.9     14.6          4.4      0.2        474.3      8.0
Nat Res/Manuf (non-energy)....................      77.1      2.4        214.6      7.8        291.7      4.9
Bank Holding Companies........................     208.4      6.5         31.7      1.2        240.1      4.0
Banks.........................................     149.6      4.7         38.4      1.4        188.0      3.2
Government & Agency...........................     129.5      4.0          4.1      0.1        133.6      2.2
Media/Adver/Printing..........................      33.3      1.0         81.1      3.0        114.4      1.9
Other.........................................      32.4      1.0         43.6      1.6         76.0      1.3
Cable Television..............................       0.0      0.0         28.3      1.0         28.3      0.5
Redeemable Preferred Stock....................       2.2      0.1          5.2      0.2          7.4      0.1
                                                --------    -----     --------    -----     --------    -----
          Total...............................  $3,209.4    100.0%    $2,740.7    100.0%    $5,950.1    100.0%
                                                ========    =====     ========    =====     ========    =====

---------------
(1) Mortgage-Backed -- Government & Agency industry are bonds collateralized by mortgages backed by the Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Mortgage Corp., or Canadian Housing Authority.

     At December 31, 1998, the Company's largest unaffiliated single concentration of fixed maturities consists of $195.1 million of face amount of AEGON Notes purchased in connection with the Group Pension Transaction. These AEGON Notes represent approximately 1.8% of total invested assets at December 31, 1998 (See Note 10 to the Consolidated Financial Statements.) No other individual non-government issuer represents more than 0.5% of invested assets.

     The Company held approximately $1,161.3 million and $1,082.7 million of mortgage-backed and asset-backed securities as of December 31, 1998 and 1997, respectively. Of such amounts, $471.5 million and $474.3 million or 40.6% and 43.8%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 1998 and 1997, 88.6%, and 93.2%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                ($ IN MILLIONS)
CMOs........................................................  $  569.5    $  522.0
Pass-through securities.....................................      40.6       106.4
Commercial MBSs.............................................      85.7       122.1
Asset-backed securities.....................................     465.5       332.2
                                                              --------    --------
          Total MBS's and asset-backed securities...........  $1,161.3    $1,082.7
                                                              ========    ========

     CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company's investment portfolio have relatively low cash flow variability. In addition, approximately 76% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

     The principal risks inherent in holding CMOs (as well as pass-through securities) are prepayment and extension risks arising from changes in market interest rates. In declining interest rate environments, the mortgages underlying the CMOs are prepaid more rapidly than anticipated, causing early repayment of the CMOs. In rising interest rate environments, the underlying mortgages are prepaid at a slower rate than anticipated, causing CMO principal repayments to be extended. Although early CMO repayments may result in acceleration of income from recognition of any unamortized discount, the proceeds typically are reinvested at lower current yields, resulting in a net reduction of future investment income.

     The Company manages this prepayment and extension risk by investing in CMO tranches that provide for greater stability of cash flows. The mix of CMO tranches was as follows as of the dates indicated.

                 COLLATERALIZED MORTGAGE OBLIGATIONS BY TRANCHE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               ($ IN MILLIONS)
Planned Amortization Class..................................  $384.2     $268.1
Sequential..................................................   164.9      234.8
Target Amortization Class...................................    18.4       19.1
Other.......................................................     2.0        0.0
                                                              ------     ------
          Total CMO's.......................................  $569.5     $522.0
                                                              ======     ======

     The Planned Amortization Class ("PAC") tranche is structured to provide more certain cash flows to the investor and therefore is subject to less prepayment and extension risk than other CMO tranches. In general, the Company's PACs are structured to provide average life stability for increases and decreases in interest rates of 100 to 200 basis points. PACs derive their stability from two factors: (i) early repayments are applied first to other tranches to preserve the PACs' originally scheduled cash flows as much as possible and (ii) cash flows applicable to other tranches are applied first to the PAC if the PACs' actual cash flows are received later than originally anticipated.

     The prepayment and extension risk associated with a sequential tranche can vary as interest rates fluctuate, since this tranche is not supported by other tranches. The Target Amortization Class tranche has protection similar to PACs in decreasing interest rate environments, but has minimal protection in increasing rate environments.

     The majority of the securities contained in the Company's CMO portfolio are traded in the open market. As such, the Company obtains market prices from outside vendors. Any security price not received from such vendors is obtained from the originating broker or internally calculated.

     Asset-backed securities ("ABS") are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Excluding the exposures to home equity loans (which represented 2.9% and 6.9% of the ABS portfolio as of December 31, 1998 and 1997, respectively), the ABS portfolio is in general insensitive to changes in interest rates. As of December 31, 1998 and 1997, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

     The following table presents the types of ABS held by the Company as of the dates indicated.

                        ASSET-BACKED SECURITIES BY TYPE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               ($ IN MILLIONS)
Credit cards................................................  $148.0     $150.1
Automobile receivables......................................    55.3       48.6
Collateralized bond obligations/Collateralized loan
  Obligations...............................................    47.0       26.3
Franchisee receivables......................................    45.7       19.5
Home equity.................................................    13.6       22.8
Lease receivables...........................................    28.3       13.4
Miscellaneous...............................................   127.6       51.5
                                                              ------     ------
          Total ABS.........................................  $465.5     $332.2
                                                              ======     ======

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 1998 and 1997 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                            AS OF DECEMBER 31, 1998    AS OF DECEMBER 31, 1997
                                                            -----------------------    -----------------------
                                                            AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                              COST       FAIR VALUE      COST       FAIR VALUE
                                                            ---------    ----------    ---------    ----------
                                                                             ($ IN MILLIONS)
Due in one year or less...................................  $  155.3      $  155.9     $   58.6      $   58.5
Due after one year through five years.....................   1,536.2       1,573.5      1,250.3       1,273.0
Due after five years through ten years....................   2,441.8       2,565.6      2,412.3       2,499.7
Due after ten years.......................................   1,187.4       1,249.7        989.4       1,036.2
                                                            --------      --------     --------      --------
     Subtotal.............................................   5,320.7       5,544.7      4,710.6       4,867.4
Mortgage-backed and other asset-backed securities.........   1,132.8       1,161.3      1,053.8       1,082.7
                                                            --------      --------     --------      --------
          Total...........................................  $6,453.5      $6,706.0     $5,764.4      $5,950.1
                                                            ========      ========     ========      ========

MORTGAGE LOANS

     Mortgage loans comprise 12.9% and 13.7% of total invested assets at December 31, 1998 and 1997, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of December 31, 1998 and 1997, commercial mortgage loans comprised $886.9 million and $914.9 million or 62.5% and 64.0% of total mortgage loan investments, respectively. Agricultural loans comprised $531.2 million and $512.7 million or 37.4% and 35.8% of total mortgage loans, and residential mortgages comprised $1.9 million and $2.5 million or 0.1% and 0.2% of total mortgage loan investments at the dates indicated.

     In 1992, the Company discontinued making new commercial mortgage loans, except to honor outstanding commitments or safeguard the values of existing investments. In 1996, due to improving market conditions, the need to maintain a diversified investment portfolio and advantageous yields, the Company started to originate new commercial mortgage loans. New commercial mortgage loan originations aggregated $279.3 million, $79.9 million and $54.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Commercial Mortgage Loans

     Following is a summary of the Company's commercial mortgage loans by geographic area and property type as of December 31, 1998, 1997 and 1996, respectively.

 COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY GEOGRAPHIC AREA AND BY PROPERTY TYPE

                            AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------

                     GEOGRAPHIC AREA
---------------------------------------------------------
                         NUMBER    CARRYING          % OF
REGION                 OF LOANS      VALUE          TOTAL
---------------------    ---        ------       -----
                                ($ IN MILLIONS)
Northeast............     38        $299.1        33.7%
Southeast............     30         270.9        30.5
West.................     18         125.0        14.1
Mountain.............     11          78.0         8.8
Midwest..............     15          74.3         8.4
Southwest............     13          39.6         4.5
                         ---        ------       -----
     Total...........    125        $886.9       100.0%
                         ===        ======       =====

                      PROPERTY TYPE
---------------------------------------------------------
                         NUMBER    CARRYING          % OF
TYPE                   OF LOANS      VALUE          TOTAL
---------------------    ---        ------       -----
                                ($ IN MILLIONS)
Office...............     69        $554.9        62.6%
Retail...............     21         106.7        12.0
Hotel................      4          61.4         6.9
Mixed Use............     11          55.2         6.2
Industrial...........     13          54.5         6.2
Apartments...........      4          30.0         3.4
Other................      3          24.2         2.7
                         ---        ------       -----
       Total.........    125        $886.9       100.0%
                         ===        ======       =====

      COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY GEOGRAPHIC AREA AND BY TYPE

                            AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------

                     GEOGRAPHIC AREA
---------------------------------------------------------
                         NUMBER    CARRYING          % OF
REGION                 OF LOANS      VALUE          TOTAL
---------------------    ---        ------       -----
                                ($ IN MILLIONS)
Northeast............     53        $367.8        40.2%
Southeast............     33         323.0        35.3
West.................     14         110.5        12.1
Mountain.............      9          54.9         6.0
Midwest..............     11          41.4         4.5
Southwest............     12          17.3         1.9
                         ---        ------       -----
     Total...........    132        $914.9       100.0%
                         ===        ======       =====

                      PROPERTY TYPE
---------------------------------------------------------
                         NUMBER    CARRYING          % OF
TYPE                   OF LOANS      VALUE          TOTAL
---------------------    ---        ------       -----
                                ($ IN MILLIONS)
Office...............     70        $597.7        65.3%
Retail...............     29         144.1        15.7
Industrial...........     13          53.6         5.9
Apartments...........      9          51.1         5.6
Other................      3          26.0         2.9
Mixed Use............      7          25.5         2.8
Hotel................      1          16.9         1.8
                         ---        ------       -----
     Total...........    132        $914.9       100.0%
                         ===        ======       =====

     Below is a summary of the changes in the commercial mortgage portfolio for the years ended December 31, 1998, 1997 and 1996, respectively.

                      COMMERCIAL MORTGAGE LOAN ASSET FLOWS

                                                               AS OF AND FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                               1998       1997        1996
                                                              ------    --------    --------
                                                                     ($ IN MILLIONS)
Beginning balance...........................................  $914.9    $1,057.9    $1,227.1
Plus: New loan originations.................................   279.3        79.9        54.3
      Other additions.......................................     6.1        14.4         8.9
Less: Scheduled principal payments..........................   150.1       111.7       115.7
      Prepayments...........................................   154.8       108.3        87.6
      Mortgages foreclosed..................................     3.8        13.7        28.8
      Other.................................................     4.7         3.6         0.3
                                                              ------    --------    --------
Ending balance..............................................  $886.9    $  914.9    $1,057.9
                                                              ======    ========    ========

     The total number of commercial mortgage loans outstanding at December 31, 1998 and 1997 was 125 and 132, respectively, with an average loan size of $7.1 million and $6.9 million, respectively. The largest amount loaned on any single property at such dates aggregated $46.7 million and $46.2 million, respectively, and represented less than 0.5% and 0.5% of general account invested assets, respectively. At such dates, amounts loaned on seven and five properties were $20 million or greater, representing in the aggregate 24.9% and 22.4% respectively, of the total carrying value of the commercial mortgage loan portfolio at such dates. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 26.7% and 32.4% of the total carrying value of the commercial mortgage loan portfolio at

December 31, 1998 and 1997, respectively, and less than 2.2% and 2.9%, respectively, of total invested assets at such dates. All such loans were performing.

     The Company's commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of such conditions on property cash flows. The Company's real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers' financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

     Of the $220.1 million, $195.5 million and $276.3 million, respectively, in maturing loans during the years ended December 31, 1998, 1997 and 1996, 7.6%, 13.9% and 12.9%, respectively, were refinanced, 58.2%, 48.1% and 40.4%, respectively, were paid off, 2.2%, 6.9% and 7.4%, respectively, were foreclosed, and 0.0%, 5.1% and 7.3%, respectively, were restructured. Of the $886.9 million of outstanding commercial mortgage loans in the Company's investment portfolio at December 31, 1998, $124.0 million, $50.7 million and $56.9 million are scheduled to mature in 1999, 2000 and 2001, respectively.

     The following table presents the disposition of maturities for the years ended December 31, 1998, 1997 and 1996.

       DISPOSITIONS OF SCHEDULED MATURITIES OF COMMERCIAL MORTGAGE LOANS

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
Repayment...................................................  $128.0    $ 94.0    $111.5
Extension(1)................................................    57.3      43.6      56.5
Refinance at market.........................................    16.7      27.1      35.8
Foreclosure.................................................     4.8      13.4      20.5
Restructure below market....................................     0.0      10.0      20.1
In process of negotiation...................................    13.1       4.7       4.9
Borrower extension(2).......................................     0.0       1.6      27.0
Principal write-off.........................................     0.2       1.1       0.0
                                                              ------    ------    ------
          Total.............................................  $220.1    $195.5    $276.3
                                                              ======    ======    ======

---------------
(1) Consists of loans which have had their maturity date extended for a period of less than one year.

(2) Consists of loans which have had their maturity date extended pursuant to the borrower's option as provided by the loan documents.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                      AS OF DECEMBER 31,
                                                            --------------------------------------
                                                                  1998                 1997
                                                            -----------------    -----------------
                                                            CARRYING    % OF     CARRYING    % OF
                                                             VALUE      TOTAL     VALUE      TOTAL
                                                            --------    -----    --------    -----
                                                                       ($ IN MILLIONS)
1 year or less............................................   $124.0      14.0%    $220.1      24.0%
Over 1 year but less than or equal to 2 years.............     50.7       5.7       79.6       8.7
Over 2 years but less than or equal to 3 years............     56.9       6.4       86.5       9.5
Over 3 years but less than or equal to 4 years............     79.3       9.0       62.0       6.8
Over 4 years but less than or equal to 5 years............     50.5       5.7       98.4      10.8
Over 5 years but less than or equal to 6 years............     42.8       4.8       62.3       6.8
Over 6 years but less than or equal to 7 years............     50.8       5.7       47.9       5.2
Over 7 years but less than or equal to 8 years............     49.5       5.6       25.9       2.8
Over 8 years but less than or equal to 9 years............     32.0       3.6       44.6       4.9

                                                                      AS OF DECEMBER 31,
                                                            --------------------------------------
                                                                  1998                 1997
                                                            -----------------    -----------------
                                                            CARRYING    % OF     CARRYING    % OF
                                                             VALUE      TOTAL     VALUE      TOTAL
                                                            --------    -----    --------    -----
                                                                       ($ IN MILLIONS)
Over 9 years but less than or equal to 10 years...........    122.1      13.8       33.6       3.7
Over 10 years.............................................    228.3      25.7      154.0      16.8
                                                             ------     -----     ------     -----
          Total...........................................   $886.9     100.0%    $914.9     100.0%
                                                             ======     =====     ======     =====

     PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL
MORTGAGES. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

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

     The carrying value of commercial mortgage loans at December 31, 1998 was $886.9 million, which amount is net of valuation allowances aggregating $67.5 million which represents management's best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company's financial position and results of operations.

     At December 31, 1998, the carrying value of problem, potential problem and restructured loans was $11.6 million, $86.1 million and $153.6 million, respectively, net of valuation allowances of $1.8 million, $26.7 million and $25.8 million, respectively.

     Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans' original terms was approximately $17.8 million, $25.0 million and $24.3 million at December 31, 1998, 1997 and 1996, respectively. As a result of the restructurings, the gross interest income recognized in net income at December 31, 1998, 1997 and 1996, respectively, was $12.6 million, $18.6 million and $18.1 million.

     The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying value of all commercial mortgages as of the dates indicated. The table also presents the valuation allowances and writedowns recorded by the Company relative to commercial mortgages defined as problem, potential problem and restructured as of each of the aforementioned dates.

  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING
                                     VALUE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               ($ IN MILLIONS)
Total commercial mortgages..................................  $886.9     $914.9
                                                              ======     ======
Problem commercial mortgages(1).............................  $ 11.6     $ 11.3
Potential problem commercial mortgages......................    86.1       74.7
Restructured commercial mortgages...........................   153.6      225.6
                                                              ------     ------
Total problem, potential problem & restructured commercial
  mortgages.................................................  $251.3     $311.6
                                                              ======     ======
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......    28.3%      34.1%
                                                              ======     ======

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               ($ IN MILLIONS)
Valuation allowances/writedowns(2):
Problem loans...............................................  $  1.8     $  2.1
Potential problem loans.....................................    26.7       15.8
Restructured loans..........................................    25.8       40.9
                                                              ------     ------
Total valuation allowances/writedowns(2)....................  $ 54.3     $ 58.8
                                                              ======     ======
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................    17.8%      15.9%
                                                              ======     ======

---------------
(1) Problem commercial mortgages included mortgage loans in foreclosure of $11.6 million, and $11.3 million at December 31, 1998 and 1997, respectively.

(2) Includes impairment writedowns recorded prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, of $26.3 million and $27.4 million at December 31, 1998 and 1997, respectively.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 1998 and 1997, such reserves were $13.2 million and $17.2 million, respectively.

     The following tables present the distribution of problem, potential problem and restructured commercial mortgages by property type and by state as of December 31, 1998 and 1997.

           PROBLEM COMMERCIAL MORTGAGES BY PROPERTY TYPE AND BY STATE

                                                                        AS OF DECEMBER 31,
                                                     ---------------------------------------------------------
                                                                1998                          1997
                                                     ---------------------------   ---------------------------
                                                      NUMBER    CARRYING   % OF     NUMBER    CARRYING   % OF
                                                     OF LOANS    VALUE     TOTAL   OF LOANS    VALUE     TOTAL
                                                     --------   --------   -----   --------   --------   -----
                                                                          ($ IN MILLIONS)
PROPERTY TYPE:
Retail.............................................     2        $11.6     100.0%     0        $ 0.0       0.0%
Office.............................................     0          0.0       0.0      1          4.9      43.4
Apartments.........................................     0          0.0       0.0      1          6.4      56.6
                                                        --       -----     -----      --       -----     -----
          Total....................................     2        $11.6     100.0%     2        $11.3     100.0%
                                                        ==       =====     =====      ==       =====     =====
STATE:
New York...........................................     2        $11.6     100.0%     0        $ 0.0       0.0%
Ohio...............................................     0          0.0       0.0      1          4.9      43.4
Massachusetts......................................     0          0.0       0.0      1          6.4      56.6
                                                        --       -----     -----      --       -----     -----
          Total....................................     2        $11.6     100.0%     2        $11.3     100.0%
                                                        ==       =====     =====      ==       =====     =====

      POTENTIAL PROBLEM COMMERCIAL MORTGAGES BY PROPERTY TYPE AND BY STATE

                                                                        AS OF DECEMBER 31,
                                                     ---------------------------------------------------------
                                                                1998                          1997
                                                     ---------------------------   ---------------------------
                                                      NUMBER    CARRYING   % OF     NUMBER    CARRYING   % OF
                                                     OF LOANS    VALUE     TOTAL   OF LOANS    VALUE     TOTAL
                                                     --------   --------   -----   --------   --------   -----
                                                                          ($ IN MILLIONS)
PROPERTY TYPE:
Office.............................................     5        $82.1      95.4%     6        $65.8      88.1%
Retail.............................................     1          4.0       4.6      2          8.9      11.9
                                                        --       -----     -----      --       -----     -----
          Total....................................     6        $86.1     100.0%     8        $74.7     100.0%
                                                        ==       =====     =====      ==       =====     =====

                                                                        AS OF DECEMBER 31,
                                                     ---------------------------------------------------------
                                                                1998                          1997
                                                     ---------------------------   ---------------------------
                                                      NUMBER    CARRYING   % OF     NUMBER    CARRYING   % OF
                                                     OF LOANS    VALUE     TOTAL   OF LOANS    VALUE     TOTAL
                                                     --------   --------   -----   --------   --------   -----
                                                                          ($ IN MILLIONS)
STATE:
District of Columbia...............................     1        $33.9      39.4%     1        $33.5      44.8%
Virginia...........................................     1         26.0      30.2      0          0.0       0.0
New York...........................................     2         17.2      20.0      4         31.2      41.9
New Jersey.........................................     1          5.0       5.8      1          8.2      10.9
Wisconsin..........................................     1          4.0       4.6      0          0.0       0.0
Florida............................................     0          0.0       0.0      1          1.1       1.5
Vermont............................................     0          0.0       0.0      1          0.7       0.9
                                                        --       -----     -----      --       -----     -----
          Total....................................     6        $86.1     100.0%     8        $74.7     100.0%
                                                        ==       =====     =====      ==       =====     =====

        RESTRUCTURED COMMERCIAL MORTGAGES BY PROPERTY TYPE AND BY STATE

                                                                        AS OF DECEMBER 31,
                                                     ---------------------------------------------------------
                                                                1998                          1997
                                                     ---------------------------   ---------------------------
                                                      NUMBER    CARRYING   % OF     NUMBER    CARRYING   % OF
                                                     OF LOANS    VALUE     TOTAL   OF LOANS    VALUE     TOTAL
                                                     --------   --------   -----   --------   --------   -----
                                                                          ($ IN MILLIONS)
PROPERTY TYPE:
Office.............................................     15       $123.2     80.2%     19       $174.2     77.2%
Retail.............................................      4         20.9     13.6       6         29.2     13.0
Industrial.........................................      1          9.5      6.2       1          9.5      4.2
Apartments.........................................      0          0.0      0.0       1         11.2      4.9
Mixed use..........................................      0          0.0      0.0       1          1.5      0.7
                                                        --       ------    -----      --       ------    -----
          Total....................................     20       $153.6    100.0%     28       $225.6    100.0%
                                                        ==       ======    =====      ==       ======    =====
STATE:
New York...........................................     10       $ 94.7     61.7%     12       $101.7     45.1%
District of Columbia...............................      2         15.2      9.9       3         21.8      9.7
California.........................................      1          9.5      6.2       1          9.5      4.2
Texas..............................................      2          7.8      5.1       3          9.2      4.1
Arizona............................................      1          7.7      5.0       1          7.7      3.4
Colorado...........................................      1          7.1      4.6       1          7.4      3.3
South Carolina.....................................      1          6.3      4.1       1          6.4      2.8
Maryland...........................................      1          4.4      2.9       2         37.5     16.6
Louisiana..........................................      1          0.9      0.5       1          0.9      0.4
Alabama............................................      0          0.0      0.0       1         11.2      4.9
Florida............................................      0          0.0      0.0       1          7.1      3.2
Connecticut........................................      0          0.0      0.0       1          5.2      2.3
                                                        --       ------    -----      --       ------    -----
          Total....................................     20       $153.6    100.0%     28       $225.6    100.0%
                                                        ==       ======    =====      ==       ======    =====

  Agricultural Mortgage Loans

     The carrying value of the Company's agricultural mortgage loans was $531.2 million and $512.7 million at December 31, 1998 and 1997, respectively, representing 37.4% and 35.8% of total mortgage assets and 4.8% and 4.9% of general account invested assets at such dates, respectively. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 0.9% and 0.5% of total agricultural loans outstanding at December 31, 1998 and 1997, respectively, were delinquent or in process of foreclosure. Following is a summary of agricultural mortgage loans by state which were held by the Company at the dates indicated.

                      AGRICULTURAL MORTGAGE LOANS BY STATE

                                                                      AS OF DECEMBER 31,
                                                --------------------------------------------------------------
                                                            1998                             1997
                                                -----------------------------    -----------------------------
                                                 NUMBER     CARRYING    % OF      NUMBER     CARRYING    % OF
                                                OF LOANS     VALUE      TOTAL    OF LOANS     VALUE      TOTAL
                                                --------    --------    -----    --------    --------    -----
                                                                       ($ IN MILLIONS)
STATE:
California....................................     134       $100.6      18.9%      122       $ 96.1      18.7%
Washington....................................     202         69.0      13.0       185         67.9      13.2
Texas.........................................     103         52.3       9.8       104         52.2      10.2
Oregon........................................     118         50.2       9.5       104         38.6       7.5
Idaho.........................................     127         45.6       8.6       118         55.6      10.9
Missouri......................................     124         36.3       6.8       120         31.4       6.1
Georgia.......................................      59         35.1       6.6        54         35.1       6.8
Arizona.......................................      48         30.5       5.7        47         29.6       5.8
Montana.......................................      52         23.3       4.4        54         26.1       5.1
Arkansas......................................      31         15.4       2.9         0          0.0       0.0
Colorado......................................      38         12.0       2.3        43         15.8       3.1
Florida.......................................      20         10.9       2.1        30         15.3       3.0
Mississippi...................................      13          9.4       1.8         6          5.4       1.1
New Mexico....................................      18          9.3       1.7        17         12.0       2.3
Illinois......................................      20          6.8       1.3        15          4.1       0.8
Indiana.......................................      12          5.2       1.0         0          0.0       0.0
All others (no other state more than 0.8%)....      66         19.3       3.6       105         27.5       5.4
                                                 -----       ------     -----     -----       ------     -----
          Total...............................   1,185       $531.2     100.0%    1,124       $512.7     100.0%
                                                 =====       ======     =====     =====       ======     =====

     PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES. The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. The following table presents the carrying amounts of problem, potential problem and restructured agricultural mortgages relative to the carrying value of all agricultural mortgages as of the dates indicated. The table also presents the valuation allowances established by the Company relative to agricultural mortgages defined as problem, potential problem and restructured as of each of the aforementioned dates indicated.

            PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL
                          MORTGAGES AT CARRYING VALUE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               ($ IN MILLIONS)
Total agricultural mortgages................................  $531.2     $512.7
                                                              ======     ======
Problem agricultural mortgages(1)...........................  $  2.1     $  2.1
Potential problem agricultural mortgages....................     1.7        2.6
Restructured agricultural mortgages.........................    11.7       17.2
                                                              ------     ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................  $ 15.5     $ 21.9
                                                              ======     ======
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................     2.9%       4.3%
                                                              ======     ======
Valuation allowances/writedowns: problem loans..............  $  0.0     $  0.9
Potential problem loans.....................................     0.1        0.1
Restructured loans..........................................     0.3        0.4
                                                              ------     ------
Total valuation allowances/writedowns.......................  $  0.4     $  1.4
                                                              ======     ======
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................     2.5%       6.0%
                                                              ======     ======

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $2.1 million, and $1.2 million at December 31, 1998 and 1997, respectively, and mortgage loans in the process of foreclosure of $0.0 million and $0.9 million, at such dates, respectively.

     In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of December 31, 1998 and 1997, such reserves were $5.2 million, $5.0 million, respectively.

     As illustrated in the table above, at December 31, 1998 and 1997 problem agricultural mortgage loans totaled $2.1 million and $2.1 million, or 0.4% and 0.4% of the total carrying value of agricultural mortgages at such dates. Potential problems (not currently in a delinquent status, but with collateral impairment) totaled $1.7 million and $2.6 million or 0.3% and 0.5% of the total carrying value of agricultural mortgages at such dates, respectively, and restructured mortgages totaled $11.7 million and $17.2 million or 2.2% and 3.4% of the total carrying value of agricultural mortgages at such dates, respectively. Total problem, potential problem and restructured mortgages were $15.5 million and $21.9 million at December 31, 1998 and 1997, respectively, or 2.9% and 4.3% of the total carrying value of agricultural mortgages at such dates, respectively. Total specific asset valuation allowances of $0.4 million as of December 31, 1998 for agricultural mortgages were 2.5% of the carrying value before valuation allowances and writedowns of these total problem agricultural mortgages of $15.9 million.

     MONY Life has, from time to time, pooled certain of its agricultural mortgage loans and sold beneficial interests in each of the individual agricultural mortgage loans in such pools (referred to as "participation interests") to third parties. Under such arrangements, MONY Life retains a specified equity interest in the loans in such pools and sells the remaining participation interest. MONY Life is responsible for servicing the individual agricultural mortgage loans in each pool, for which it receives a servicing fee from the third party participants. As of December 31, 1998, the aggregate amount of agricultural mortgage loans in such pools being serviced by MONY Life was approximately $268.0 million.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of December 31, 1998 and 1997 the carrying value of the Company's equity real estate investments was $634.2 million and $1,117.1 million, respectively, or 5.7% and 10.6%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications as of the dates indicated.

                               EQUITY REAL ESTATE

                                                              AS OF DECEMBER 31,
                                                              ------------------
TYPE                                                           1998       1997
----                                                          ------    --------
                                                               ($ IN MILLIONS)
Real estate.................................................  $271.1    $  449.9
Joint ventures..............................................   219.9       341.1
                                                              ------    --------
          Subtotal..........................................   491.0       791.0
Foreclosed..................................................   143.2       326.1
                                                              ------    --------
          Total.............................................  $634.2    $1,117.1
                                                              ======    ========

     Equity real estate is categorized as either "Real estate held for investment" or "Real Estate to be disposed of". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $321.3 million and $495.9 million as of December 31, 1998 and 1997, respectively. The carrying value of real estate to be disposed of aggregated $312.9 million and $621.2 million as of December 31, 1998 and 1997, respectively.

     The following tables present information concerning the geographic and property type breakdown of the equity real estate portfolio as of December 31, 1998 and 1997.

                 EQUITY REAL ESTATE BY REGION AND PROPERTY TYPE

                            AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------

              TOTAL PORTFOLIO BY REGION
-----------------------------------------------------
                                CARRYING
                       NUMBER      VALUE   PERCENTAGE
                       ------    ------      -----
                              ($ IN MILLIONS)
Mountain.............    15      $240.1       37.9%
Midwest..............    23       115.1       18.1
Southeast............    16       106.9       16.9
Northeast............     9        81.5       12.8
West.................    10        50.3        7.9
Southwest............     7        40.3        6.4
                         --      ------      -----
       Total.........    80      $634.2      100.0%
                         ==      ======      =====

                 TOTAL PORTFOLIO BY TYPE
---------------------------------------------------------
                         NUMBER    CARRYING
                       OF LOANS      VALUE     PERCENTAGE
                       --------     ------       -----
                                ($ IN MILLIONS)
Office...............     36        $278.0        43.8%
Hotel................      6         215.4        34.0
Retail...............     13          95.5        15.1
Industrial...........      3          25.3         4.0
Other................     10          18.2         2.9
Agriculture..........     10           1.5         0.2
Apartments...........      2           0.3         0.0
                          --        ------       -----
       Total.........     80        $634.2       100.0%
                          ==        ======       =====

                 EQUITY REAL ESTATE BY REGION AND PROPERTY TYPE

                            AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------

               TOTAL PORTFOLIO BY REGION
-------------------------------------------------------
                                 CARRYING
                       NUMBER       VALUE    PERCENTAGE
                       ------    --------      -----
                               ($ IN MILLIONS)
Mountain.............    24      $  389.4       34.9%
Southeast............    34         234.7       21.0
Midwest..............    32         164.1       14.7
Northeast............    15         123.2       11.0
Southwest............    27         118.8       10.6
West.................    18          86.9        7.8
                        ---      --------      -----
       Total.........   150      $1,117.1      100.0%
                        ===      ========      =====

                TOTAL PORTFOLIO BY TYPE
-------------------------------------------------------
                                 CARRYING
                       NUMBER       VALUE    PERCENTAGE
                       ------    --------      -----
                               ($ IN MILLIONS)
Office...............    66      $  494.8       44.3%
Hotel................     9         328.0       29.4
Retail...............    26         188.0       16.8
Industrial...........     8          57.8        5.2
Apartments...........    15          30.5        2.7
Other................    10          15.7        1.4
Agriculture..........    16           2.3        0.2
                        ---      --------      -----
       Total.........   150      $1,117.1      100.0%
                        ===      ========      =====

     Equity real estate is evenly distributed across geographic regions of the country with a slightly larger concentration in the mountain region of the United States at December 31, 1998. By property type, there is a concentration in office buildings which represented approximately 43.8% of the equity real estate portfolio at December 31, 1998. The Company's largest equity real estate holding at December 31, 1998 consisted of two related hotel properties located in Arizona with an aggregate carrying value of approximately $189.3 million and representing less than approximately 1.7% of general account invested assets. The ten largest real estate properties as of December 31, 1998 comprise 51.2% of total real estate assets and less than 3.0% of total invested assets.

     The Company closely monitors property net operating income on a cash basis, along with occupancy levels of the Company's commercial real estate properties owned for more than one year, which comprise a significant portion (86.4% at December 31, 1998) of the Company's equity real estate portfolio. During 1998, the net operating income for these properties increased for the eighth consecutive year.

EQUITY SECURITIES

     The Company's equity securities primarily consist of investments in common stocks and limited partnership interests. The Company's investments in common stocks are classified as available for sale and are reported at estimated fair value. Unrealized gains and losses on common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred acquisition costs that would have occurred if such gains and losses had been realized.

     Substantially all the common stocks owned by the Company are publicly traded on national securities exchanges. The Company's investments in equity securities represented 4.2% and 3.2% of invested assets at December 31, 1998 and 1997, respectively. The Company achieved a total return on its investments in equity securities of 21.3%, 28.0% and 34.4% for the years ended December 31, 1998, 1997 and 1996, respectively. The Company defines total return as the percentage obtained by dividing the summation of realized and unrealized gains and losses and dividends by the average market value of the portfolio during the period. Proceeds on the sale of common stocks totaled $165.0 million, $234.1 million and $164.7 million which resulted in net realized gains of $7.2 million, $39.7 million, and $31.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The following table presents the carrying values of the Company's investments in common stocks and limited partnership interests at the dates indicated. Included in common stocks at December 31, 1998 and 1997 are $19.1 million and $0.8 million, respectively, of non-marketable private equity securities.

                        INVESTMENTS IN EQUITY SECURITIES

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               ($ IN MILLIONS)
Common stocks...............................................  $294.6     $191.4
Limited partnership interests...............................   162.6      146.4
                                                              ------     ------
          Total.............................................  $457.2     $337.8
                                                              ======     ======

     The following table presents the Company's total return on its investment in equity securities for the years ended December 31, 1998, 1997 and 1996.

                   RETURN ON INVESTMENTS IN EQUITY SECURITIES

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Common stocks...............................................  16.7%   20.5%   21.5%
                                                              ====    ====    ====
Limited partnership interests...............................  28.4%   37.5%   51.1%
                                                              ====    ====    ====
Total Equity Securities.....................................  21.3%   28.0%   34.4%
                                                              ====    ====    ====

     At December 31, 1998 and 1997, the Company had investments in approximately 43 and 36 different limited partnerships which represented 1.5% ($162.6 million) and 1.4% ($146.4 million), respectively, of the Company's general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the years ended December 31, 1998, 1997, and 1996, investment income from investments in limited partnership interests was approximately $49.5 million, $49.0 million and $50.5 million, respectively, representing 6.7%, 6.7% and 6.7%, respectively, of the net investment income for such periods. For the same periods, the Company achieved total returns on its investments in limited partnership interests of 28.4%, 37.5% and 51.1%, respectively. There can be no assurance that the recent level of investment returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of December 31, 1998 and 1997 are shown in the table below.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               ($ IN MILLIONS)
Fixed maturities............................................  $ 15.1     $  7.3
Equity securities...........................................     5.8       17.8
Mortgages...................................................    26.3       27.4
Real estate(1)..............................................   166.6      244.0
                                                              ------     ------
          Total.............................................  $213.8     $296.5
                                                              ======     ======

---------------
(1) Includes $55.8 million and $110.0 million at December 31, 1998, and 1997, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
                                                                ($ IN MILLIONS)
Mortgages...................................................   $46.8      $ 54.9
Real estate.................................................    30.6        82.7
Other.......................................................     0.0         3.5
                                                               -----      ------
          Total.............................................   $77.4      $141.1
                                                               =====      ======

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                               ($ IN MILLIONS)
Fixed maturities............................................  $ 15.1     $  7.3
Equity securities...........................................     5.8       17.8
Mortgages...................................................    73.1       82.3
Real estate.................................................   197.2      326.7
Other.......................................................     0.0        3.5
                                                              ------     ------
          Total.............................................  $291.2     $437.6
                                                              ======     ======

     All of the Company's fixed maturity and equity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 1998, 1997 and 1996, such writedowns aggregated $15.7 million, $10.2 million, and $4.5 million, respectively.

     At December 31, 1998 and 1997, 8.1% ($886.9 million) and 8.7% ($914.9 million), respectively, of the Company's general account invested assets consisted of commercial mortgage loans. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1998, 1997 and 1996, such increases (decreases) in valuation allowances aggregated $11.7 million, $0.4 million and $(4.2) million, respectively. The carrying value of commercial mortgage loans at December 31, 1998 was $886.9 million, which amount is net of $67.5 million representing management's best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

     The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1998, 1997 and 1996, such impairment adjustments aggregated $5.9 million, $0.0 million, and $3.8 million, respectively. At December 31, 1998 and 1997, the carrying value of real estate held for investment was $321.3 million and $495.9 million, or 2.9% and 4.7% of invested assets at such dates, respectively. The aforementioned carrying values are net of cumulative impairments of $87.4 million and $61.7 million, respectively, and net of accumulated depreciation of $153.9 million and $239.3 million, respectively. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

     The carrying value of real estate to be disposed of at December 31, 1998 and 1997 was $312.9 million and $621.2 million, net of impairment adjustments of $79.1 million and $182.3 million, valuation allowances of $30.6 million and $82.7 million and accumulated depreciation of $136.2 million and $255.1 million, respectively. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs (See Note 4 to the Consolidated Financial Statements). Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1998, 1997 and 1996, such increases in valuation allowances aggregated $6.8 million, $63.8 million and $16.8 million, respectively. See
"-- Equity Real Estate -- Real Estate Sales".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk relates to the market price and/or cash flow variability associated with changes in market interest rates and prices of equity securities. Set forth below is an overview of the Company's primary exposure to market risk, and its objectives and strategies relating to such risk. Following this is a more detailed discussion of: (i) the Company's exposure to interest rate and equity price risks, (ii) liability characteristics of the Company's business, and (iii) asset/liability management techniques used by the Company to manage market risks:

OVERVIEW --

     The Company's results of operations significantly depend on profit margins between general account invested assets and interest credited on insurance and annuity products. Changes in interest rates can potentially impact the Company's profitability. Management believes the Company's liabilities should be supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into consideration the aforementioned factors. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the Company's fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage loan investments are fixed rate mortgages that carry yield maintenance and prepayment provisions.

INTEREST RATE RISK --

     The Company's exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans outside the Closed Block, and fixed maturity securities and mortgage loans included in the assets transferred in the Group Pension Transaction (for a discussion of the Group Pension Transaction see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Group Pension Transaction" and Note 10 to the Consolidated Financial Statements. For a discussion of the Closed Block see Note 3 to the Consolidated Financial Statements). The risk with respect to assets transferred in the Group Pension Transaction is limited, as discussed in "Policyholder Liability Characteristics." The carrying value of investments in fixed maturity securities and mortgage loans outside the Closed Block (including such general account assets in the balance sheet line item entitled, "Assets Transferred in Group Pension Transaction") represent 78.7%, at December 31, 1998, of the aggregate carrying value of the Company's consolidated invested assets outside the Closed Block (including the general account invested assets included in the balance sheet line item entitled, "Assets Transferred in Group Pension Transaction"). Substantially all of the Company's fixed maturity securities are U.S. dollar-denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates (see "Investments -- General" for a more detailed discussion of these analyses). The table below shows the Company's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 1998. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Company's portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

                  ASSETS WITH INTEREST RATE RISK -- FAIR VALUE

                                                                   AT
                                                              DECEMBER 31,     +100 BASIS
                                                                  1998        POINT CHANGE
                                                              ------------    ------------
                                                                    ($ IN MILLIONS)
ASSETS OUTSIDE THE CLOSED BLOCK
Fixed maturities............................................    $3,132.0        $(147.5)
Mortgage loans..............................................     1,082.4          (41.5)
                                                                --------        -------
  Total.....................................................    $4,214.4        $(189.0)
                                                                ========        =======

ASSETS TRANSFERRED IN GROUP PENSION TRANSACTION:
Fixed maturities............................................    $1,620.2        $ (48.9)
Mortgage loans..............................................       225.4           (4.4)
                                                                --------        -------
  Total.....................................................    $1,845.6        $ (53.3)
                                                                ========        =======

     In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its issuance of long-term debt obligations. Set forth below is a discussion of these items.

     At December 31, 1998, the aggregate fair value of long-term debt issued by the Company was $419.9 million. The table below shows the potential fair value exposure to an immediate 100 basis point increase in interest rates from those prevailing at December 31, 1998.

                          LONG TERM DEBT -- FAIR VALUE

                                                                   AT
                                                              DECEMBER 31,     +100 BASIS
                                                                  1998        POINT CHANGE
                                                              ------------    ------------
                                                                    ($ IN MILLIONS)
Fixed rate debt.............................................    $  419.9        $ (25.5)

EQUITY PRICE RISK --

     The Company's investment portfolio also contains investments in public and private equity securities. In addition, the Company is exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. The following table shows the Company's potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 1998. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management's view of future market changes. The fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

                ASSET WITH EQUITY PRICE RATE RISK -- FAIR VALUE

                                                                   AT
                                                              DECEMBER 31,      10 PERCENT
                                                                  1998        CHANGE IN PRICE
                                                              ------------    ---------------
                                                                      ($ IN MILLIONS)
Equity securities...........................................     $457.2           $ (45.7)

POLICYHOLDERS' LIABILITY CHARACTERISTICS --

     Due to the manner in which the Closed Block was funded and the ability of management to adjust dividends paid on Closed Block policies, as more fully explained in Note 3 to the Consolidated Financial Statements, management believes that the Company's exposure to market risk with respect to liabilities and assets allocated to the Closed Block is deminimus. In addition, the Company's exposure to loss relating to both the assets and liabilities transferred in the Group Pension Transaction is contractually limited to the principal amount of the Series A Notes outstanding, as more fully explained in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Group Pension Transaction" and Note 10 to the Consolidated Financial Statements. Furthermore, management does not expect to incur any material loss from the assets and liabilities transferred in the Group Pension Transaction, however, there can be no assurance that such a loss will not ultimately be incurred.

     Policyholders' liabilities outside the Closed Block (and excluding such liabilities transferred in the Group Pension Transaction) at December 31, 1998 consisted of future policy benefits, policyholders' account balances, and other policyholder liabilities of $960.0 million, $1,991.7 million, $104.8 million, respectively. These liabilities were backed, at such date, by approximately $6.9 billion of assets (total consolidated assets excluding "Assets transferred in Group Pension Transaction", "Closed Block assets" and "Separate Account assets"), including invested assets of approximately $5.6 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company's asset/liability management strategy. Following is a discussion of the Company's policyholders' policy and annuity liabilities at December 31, 1998.

  Future Policy Benefits

     Products in this category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, group pensions, group life and health insurance, supplementary contracts with life contingencies, and immediate annuities. Future policy benefit liabilities on such business aggregated approximate $0.6 billion at December 31, 1998. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $0.1 billion at December 31, 1998, is 6.0%. Also, included in this category are disability income future policy benefit liabilities of approximately $0.4 billion at December 31, 1998. All such business was reinsured effective December 31, 1997.

  Policyholders' Account Balances and Other Policyholders' Liabilities

     Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category may be subject to surrender charges for an initial period. Product examples include, single premium deferred annuities, universal life contracts, and the general account portion of the Company's variable annuity products. In general, the Company's investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholder account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

ASSET/LIABILITY MANAGEMENT TECHNIQUES --

     Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. See
"Investments" -- "General". Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. See "Life Insurance Liability Characteristics". On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 1998 or with respect to a 10 percent drop in equity prices from December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Supplementary Data beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 1999 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Proposal 1. Election of Directors" and is incorporated herein by reference. Additional information called for by Item 10 is set forth in Item 1A hereof under the caption "Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information called for by Item 11 is set forth in the Proxy Statement under the captions "Executive Officer Compensation" and "Compensation of Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information called for by Item 12 is set forth in the Proxy Statement under the caption "Ownership of Common Stock by Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information called for by Item 13 is set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Report:

        (1) Financial Statements.
            See Index to Consolidated Financial Statements included at page F-1 hereto.

        (2) Financial Statement Schedule.
            See Index to Consolidated Financial Statements included at Page F-1 hereto for supplementary schedule.

        (3) Exhibits
            See Exhibit Index at page E-1.

      (b) Reports on Form 8-K.

        No report on Form 8-K was filed during the period covered by this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      THE MONY GROUP INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent accountants' report.............................   F-2
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................   F-3
Consolidated statements of income and comprehensive income
  for the years ended December 31, 1998, 1997 and 1996......   F-4
Consolidated statements of changes in shareholders' equity
  for the years ended December 31, 1998, 1997 and 1996......   F-5
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................   F-6
Notes to consolidated financial statements..................   F-8
Supplementary Schedule to the Consolidated Financial
  Statements:
Independent accountants' report.............................  F-42
The MONY Group Inc. condensed balance sheets as of December
  31, 1998 and 1997.........................................  F-43
The MONY Group Inc. condensed statement of income for the
  period from January 1, 1998 (commencement of operations)
  through December 31, 1998.................................  F-44
The MONY Group Inc. condensed statement of cash flows for
  the period from January 1, 1998 (commencement of
  operations) through December 31, 1998.....................  F-45
Notes to The MONY Group Inc. condensed financial
  statements................................................  F-46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The MONY Group Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of The MONY Group Inc. and Subsidiaries (the "Company"), formerly known as The Mutual Life Insurance Company of New York and subsidiaries, at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 4 to the consolidated financial statements, the Company adopted in 1996, Statements of Financial Accounting Standards No. 120 (SFAS 120) and Financial Accounting Standards Board Interpretation No. 40 (FIN
40) which required implementation of several accounting pronouncements not previously adopted. The effects of adopting SFAS 120 and FIN 40 were retroactively applied to the Company's previously issued financial statements, consistent with the implementation guidance of those standards.

PricewaterhouseCoopers LLP

New York, New York
February 15, 1999, except for Note 18(b), as to which the date is March 22, 1999.

                      THE MONY GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                1998         1997
                                                              ---------    ---------
                                                                 ($ IN MILLIONS)
                                       ASSETS
Investments:
  Fixed maturity securities available-for-sale, at fair
     value..................................................  $ 3,132.0    $ 5,950.1
  Equity securities available-for-sale, at fair value.......      457.2        337.8
  Mortgage loans on real estate (Note 13)...................      988.3      1,430.1
  Policy loans..............................................       61.1      1,247.2
  Real estate to be disposed of (Note 13)...................      312.9        621.2
  Real estate held for investment (Note 13).................      321.3        495.9
  Other invested assets.....................................       40.7         68.6
                                                              ---------    ---------
                                                                5,313.5     10,150.9
                                                              =========    =========
Cash and cash equivalents...................................      329.1        313.4
Accrued investment income...................................       68.9        182.8
Amounts due from reinsurers.................................      475.9        574.5
Premiums receivable.........................................        9.1         21.6
Deferred policy acquisition costs...........................      439.7      1,007.1
Other assets................................................      316.5        243.0
Assets transferred in Group Pension Transaction (Note 10)...    5,751.8      5,714.9
Separate account assets.....................................    6,090.3      5,403.1
Closed Block assets (Note 20)...............................    6,161.2           --
                                                              ---------    ---------
          Total assets......................................  $24,956.0    $23,611.3
                                                              =========    =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................  $   960.0    $ 7,469.4
Policyholders' account balances.............................    1,991.7      2,352.8
Other policyholders' liabilities............................      104.8        238.5
Amounts due to reinsurers...................................       93.4        104.3
Accounts payable and other liabilities......................      526.7        539.0
Debt (Note 16)..............................................      375.4        423.6
Current federal income taxes payable........................       79.1        120.5
Deferred federal income taxes (Note 8)......................         --         11.5
Liabilities transferred in Group Pension Transaction (Note
  10).......................................................    5,678.5      5,638.7
Separate account liabilities................................    6,078.1      5,392.4
Closed Block liabilities (Note 20)..........................    7,290.7           --
                                                              ---------    ---------
          Total liabilities.................................   23,178.4     22,290.7
Commitments and contingencies (Notes 9, 18)
Common stock, $0.01 par value; 400 million shares
  authorized; 47.2 million shares issued and outstanding....        0.5           --
Capital in excess of par....................................    1,615.9           --
Retained earnings...........................................        8.8      1,202.5
Accumulated other comprehensive income......................      152.4        118.1
                                                              ---------    ---------
          Total shareholders' equity........................    1,777.6      1,320.6
                                                              ---------    ---------
          Total liabilities and shareholders' equity........  $24,956.0    $23,611.3
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                                   1998
                                                                                                PRO FORMA*
                                                              1998        1997        1996      (UNAUDITED)
                                                            --------    --------    --------    -----------
                                                                            ($ IN MILLIONS)
REVENUES:
Premiums..................................................  $  621.7    $  838.6    $  859.8     $   77.9
Universal life and investment-type product policy fees....     151.6       127.3       100.9        151.6
Net investment income (Note 11)...........................     689.1       733.0       751.6        361.9
Net realized gains on investments (Note 11)...............     168.7        72.1        75.9        160.9
Group Pension Profits (Note 10)...........................      56.8        60.0        59.5         56.8
Other income..............................................     162.6       145.4       117.3        161.3
Contribution from the Closed Block........................       5.7                                 52.2
                                                            --------    --------    --------     --------
                                                             1,856.2     1,976.4     1,965.0      1,022.6
                                                            --------    --------    --------     --------
BENEFITS AND EXPENSES:
Benefits to policyholders.................................     679.8       840.1       872.2        124.4
Interest credited to policyholders' account Balances......     112.7       125.9       146.9        105.0
Amortization of deferred policy acquisition costs.........     122.0       181.2       158.2         52.2
Dividends to policyholders................................     195.8       224.3       231.4          3.3
Other operating costs and expenses........................     451.7       417.2       455.8        443.5
                                                            --------    --------    --------     --------
                                                             1,562.0     1,788.7     1,864.5        728.4
                                                            --------    --------    --------     --------
Income before income taxes and extraordinary Item.........     294.2       187.7       100.5        294.2
Income tax expense........................................     103.0        57.3        44.0        103.0
                                                            --------    --------    --------     --------
Income before extraordinary item..........................     191.2       130.4        56.5        191.2
                                                            --------    --------    --------     --------
Extraordinary item -- demutualization expenses, net (Note
  4)......................................................      27.2        13.3          --           --
                                                            --------    --------    --------     --------
Net income................................................     164.0       117.1        56.5     $  191.2
                                                                                                 ========
Other comprehensive income, net (Note 11).................      34.3        33.0       (59.9)
                                                            --------    --------    --------
Comprehensive income......................................  $  198.3    $  150.1    $   (3.4)
                                                            ========    ========    ========

                                                               FOR THE PERIOD         YEAR ENDED
                                                              NOVEMBER 16, 1998    DECEMBER 31, 1998
                                                                   THROUGH            PRO FORMA*
                                                              DECEMBER 31, 1998       (UNAUDITED)
                                                              -----------------    -----------------
                                                                ($ IN MILLIONS, EXCEPT SHARE DATA
                                                                      AND PER SHARE AMOUNTS)

Income before extraordinary item/Net income.................     $      8.8           $    191.2
                                                                 ==========           ==========
Basic Earnings Per Share....................................     $     0.19           $     4.05
                                                                 ==========           ==========
Diluted Earnings Per Share..................................     $     0.18           $     3.99
                                                                 ==========           ==========
SHARE DATA:
Weighted-average shares used in basic per share
  calculations..............................................     47,241,084           47,241,084
Plus: incremental shares from assumed conversion of warrants
  (Notes 2 and 4)...........................................        643,731              643,731
                                                                 ----------           ----------
Weighted-average shares used in diluted per share
  calculations..............................................     47,884,815           47,884,815
                                                                 ==========           ==========

---------------
* The pro forma information gives effect to the transactions referred to in Notes 1 and 21.

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                   ACCUMULATED
                                                           CAPITAL                    OTHER           TOTAL
                                                 COMMON   IN EXCESS   RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                 STOCK     OF PAR     EARNINGS       INCOME          EQUITY
                                                 ------   ---------   ---------   -------------   -------------
                                                                        ($ IN MILLIONS)
Balance, December 31, 1995.....................   $       $           $ 1,028.9      $145.0         $1,173.9
Comprehensive income:
  Net income...................................                            56.5                         56.5
  Other comprehensive income:
     Unrealized losses on investments, net of
       unrealized gains, reclassification
       adjustments, and taxes (Note 11)........                                       (59.9)           (59.9)
                                                  ----    --------    ---------      ------         --------
Comprehensive income...........................                                                         (3.4)
                                                                                                    --------
Balance, December 31, 1996.....................                         1,085.4        85.1          1,170.5
Comprehensive income:
  Net income...................................                           117.1                        117.1
  Other comprehensive income:
     Unrealized gains on investments, net of
       unrealized losses, reclassification
       adjustments, and taxes (Note 11)........                                        35.9             35.9
     Minimum pension liability adjustment......                                        (2.9)            (2.9)
                                                                                     ------         --------
  Other comprehensive income...................                                        33.0             33.0
                                                  ----    --------    ---------      ------         --------
Comprehensive income...........................                                                        150.1
                                                                                                    --------
Balance, December 31, 1997.....................                         1,202.5       118.1          1,320.6
Demutualization Transaction..................              1,323.9     (1,357.7)                       (33.8)
Initial Public Offering......................      0.5       282.0                                     282.5
Warrants.....................................                 10.0                                      10.0
Comprehensive income:
  Net income before demutualization............                           155.2                        155.2
  Net income after demutualization.............                             8.8                          8.8
                                                  ----    --------    ---------      ------         --------
     Net income for the year...................                           164.0                        164.0
  Other comprehensive income:
     Unrealized losses on investments, net of
       unrealized gains, reclassification
       adjustments, and taxes (Note 11)........                                        31.4             31.4
     Minimum pension liability adjustment......                                         2.9              2.9
                                                                                     ------         --------
  Other comprehensive income...................                                        34.3             34.3
                                                  ----    --------    ---------      ------         --------
Comprehensive income                                                                                   198.3
                                                                                                    --------
Balance, December 31, 1998.....................   $0.5    $1,615.9    $     8.8      $152.4         $1,777.6
                                                  ====    ========    =========      ======         ========

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                1998         1997         1996
                                                              ---------    ---------    ---------
                                                                        ($ IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES (SEE NOTE 4):
Net income..................................................  $   164.0    $   117.1    $    56.5
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Interest credited to policyholders' account balances......      110.6        122.3        141.2
  Universal life and investment-type product policy fee
     income.................................................     (123.6)      (112.9)       (98.4)
  Capitalization of deferred policy acquisition costs.......     (124.5)      (141.0)      (145.3)
  Amortization of deferred policy acquisition costs.........      122.0        181.2        158.2
  Provision for depreciation and amortization...............       41.4         55.0         53.8
  Provision for deferred federal income taxes...............       11.4        (50.2)       (32.6)
  Net realized gains on investments.........................     (168.7)       (72.1)       (75.9)
  Non-cash distributions from investments...................      (35.1)       (31.1)       (56.1)
  Change in other assets and accounts payable and other
     liabilities............................................      (22.7)      (177.5)        57.0
  Change in future policy benefits..........................      136.2        206.9        191.7
  Change in other policyholders' liabilities................       32.9        (17.4)        21.4
  Change in current federal income taxes payable............      (14.6)       (11.2)        63.3
  Initial cash transferred to the Closed Block..............      (46.9)          --           --
  Contribution from the Closed block........................       (5.7)          --           --
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................       76.7         69.1        334.8
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayments of:
  Fixed maturities..........................................      887.3        952.0        690.1
  Equity securities.........................................      177.4        246.7        170.7
  Mortgage loans on real estate.............................      424.4        334.4        353.6
  Real estate...............................................      578.3        430.8        442.4
  Other invested assets.....................................       46.0          5.0         13.3
Acquisitions of investments:
  Fixed maturities..........................................   (1,479.7)    (1,336.2)    (1,200.8)
  Equity securities.........................................     (230.5)      (211.5)      (119.7)
  Mortgage loans on real estate.............................     (422.4)      (183.1)      (166.8)
  Real estate...............................................      (39.5)       (52.7)       (63.6)
  Other invested assets.....................................       (2.1)        (1.7)        (1.6)
  Policy loans, net.........................................      (17.8)       (15.9)       (12.7)
  Other, net................................................        8.8         10.1          0.1
  Property & equipment, net.................................      (30.9)       (35.8)        (3.9)
  Acquisition of subsidiaries, net of cash acquired.........      (46.0)          --           --
                                                              ---------    ---------    ---------
Net cash provided by investing activities...................  $  (146.7)   $   142.1    $   101.1
                                                              ---------    ---------    ---------

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                1998         1997         1996
                                                              ---------    ---------    ---------
                                                                        ($ IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt............................................         --        115.0          0.0
Repayments of debt..........................................      (61.3)      (126.0)      (174.1)
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................    1,254.0      1,226.4      1,204.9
Return of policyholders' account balances on annuity
  policies and universal life policies......................   (1,377.0)    (1,435.2)    (1,584.1)
Other.......................................................         --          6.6          6.7
Issuance of common stock....................................      282.5           --           --
Payments to eligible policyholders..........................      (12.5)          --           --
                                                              ---------    ---------    ---------
Net cash used in financing activities.......................       85.7       (213.2)      (546.6)
                                                              ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents........       15.7         (2.0)      (110.7)
Cash and cash equivalents, beginning of year................      313.4        315.4        426.1
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $   329.1    $   313.4    $   315.4
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Income taxes................................................  $    97.4    $   114.6    $    13.6
Interest....................................................  $    20.3    $    20.8    $    36.8

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS:

     On November 16, 1998, pursuant to its Plan of Reorganization (the "Plan") which was approved by the New York Superintendent of Insurance on the same day (the "Plan Effective Date"), The Mutual Life Insurance Company of New York ("MONY") converted from a mutual life insurance company to a stock life insurance company (the "Demutualization") and became a wholly owned subsidiary of The MONY Group Inc., (the "MONY Group" or the "Holding Company"), a Delaware corporation organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. The MONY Group has no other operations or subsidiaries. In connection with the Plan, MONY established a closed block, as more fully discussed in Note 3, to fund the guaranteed benefits and dividends of certain participating insurance policies and eligible policyholders received cash policy credits, or shares of common stock of the MONY Group in exchange for their membership interests in MONY (see Note 4). Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately
12.9 million shares of its common stock (see Note 4) and MONY changed its name to MONY Life Insurance Company (MONY Life Insurance Company and its subsidiaries are hereafter collectively referred to as "MONY Life"). The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to the aforementioned eligible policyholders. The Plan and the Offerings are hereafter collectively referred to as the "Transaction".

     The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the "Company"), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners (see Note 5). The Company distributes its products primarily through its career agency sales force. The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

     On December 31, 1998, MONY Life acquired Sagamore Financial Corporation, the parent company of U.S. Financial Life Insurance Company ("USFL") for a purchase price of $48 million. USFL is a special-risk carrier based in Ohio, which distributes its products in 41 states through brokerage general agencies. The acquisition was accounted for as a purchase. In conjunction therewith, MONY Life recorded $18.8 million of goodwill which will be amortized over 20 years.

2.  INVESTMENT AGREEMENT:

     On December 30, 1997, affiliates of Goldman, Sachs & Co. (the "Investors"), one of the underwriters for the Offerings, entered into an investment agreement with MONY (the "Investment Agreement"), pursuant to which: (i) the Investors purchased, for $115.0 million (the "Consideration"), Surplus Notes issued by MONY (the "MONY Notes") with an aggregate principal amount equal to the Consideration (see Note 16), and (ii) the Investors purchased, for $10.0 million, warrants (the "Warrants") to purchase from the Holding Company (after giving effect to the initial public offering) in the aggregate 7.0% of the fully diluted Common Stock as of the first date following such effectiveness on which shares of Common Stock were first issued to Eligible Policyholders (December 24, 1998).

     The purchase price payable for each share of the Common Stock issuable upon exercise of Warrants (the "Exercise Price") is the initial public offering price of the Common Stock, unless the average of the daily closing prices of the Common Stock for the 40 trading days following the first 20 trading days after December 24, 1998 is greater than 115% of the initial public offering price, in which case such exercise price shall be equal to the sum of the initial public offering price plus an amount equal to one half of the excess of such 40 day average over 115% of the initial public offering price. The Warrants contain standard anti-dilution provisions, providing for adjustment to the exercise price in the event of, among other things, a dividend or other distribution of capital stock, evidences of indebtedness or other property, issuances of rights, options or warrants, certain cash dividends and certain tender offers.

3.  THE CLOSED BLOCK:

     On November 16, 1998, the Company established a closed block (the "Closed Block") of certain participating insurance policies as defined in the Plan (the "Closed Block Business"). In conjunction therewith, the Company allocated assets to the Closed Block expected to produce cash flows which, together with anticipated revenues from the Closed Block Business, are reasonably expected to be sufficient to support the Closed Block Business, including but not limited to, provision for payment of claims and surrender benefits, certain expenses and taxes, and for continuation of current payable dividend scales in effect at the date of Demutualization, assuming the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The assets allocated to the Closed Block and the aforementioned revenues inure solely to the benefit of the owners of policies included in the Closed Block.

     The assets and liabilities allocated to the Closed Block are recorded in the Company's financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block are less than the carrying value of

                      THE MONY GROUP INC. AND SUBSIDIARIES
the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in the Company's income over the period the policies and the contracts in the Closed Block remain in force.

     In determining the amount of assets to be allocated to the Closed Block, management made certain estimates and assumptions regarding the expected cash flows from the Closed Block assets and the Closed Block Business, including estimates and assumptions regarding investment cash flows, mortality, persistency, and expenses which are to be funded in the Closed Block. The estimated net cash flows assumed in determining the Closed Block funding consisted of premiums from policies included in the Closed Block, investment income from Closed Block assets, proceeds from maturities and dispositions of Closed Block assets, less benefits paid on Closed Block policies, certain expenses (including taxes) funded in the Closed Block, and dividends on Closed Block policies based on current payable dividend scales. To the extent that the actual cash flows, subsequent to the Plan Effective Date, from the assets allocated to the Closed Block and the Closed Block Business are, in the aggregate, more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be greater than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued. Conversely, to the extent that the actual cash flows, subsequent to the Plan Effective Date, from the assets allocated to the Closed Block and the Closed Block Business are, in the aggregate, less favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued. Accordingly, the recognition of the aforementioned estimated future post-tax contribution expected to emerge from the operation of the Closed Block is not affected by the aggregate actual experience of the Closed Block assets and the Closed Block Business subsequent to the Plan Effective Date, except in the unlikely event that the Closed Block assets and the actual experience of the Closed Block Business subsequent to the Plan Effective Date are not sufficient to pay the guaranteed benefits on the Closed Block Policies, in which case the Company will be required to fund any such deficiency from its general account assets outside of the Closed Block.

     In addition, MONY has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments due on the Series A Notes (which have been allocated to the Closed Block) pursuant to the terms thereof, as described in Note 10. Since the Closed Block has been funded to provide for payment of guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block Business experiences very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. The Company regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure that the profits are distributed to the Closed Block policyholders in a fair and equitable manner. In addition, periodically the New York Insurance Department requires the filing of an independent auditor's report on the operations of the Closed Block.

     The results of the Closed Block are presented as a single line item in the Company's statements of income entitled, "Contribution from the Closed Block". Prior to the establishment of the Closed Block the results of the assets and policies comprising the Closed Block were reported in various line items in the Company's income statements, including: premiums, investment income, net realized gains and losses on investments, benefits, amortization of deferred acquisition costs, etc. In addition, all assets and liabilities allocated to the Closed Block will be reported in the Company's balance sheet separately under the captions "Closed Block assets" and "Closed Block liabilities", respectively. Accordingly, certain line items in the Company's financial statements subsequent to the establishment of the Closed Block reflect material reductions in reported amounts, as compared to years prior to the establishment of the Closed Block, while having no effect on net income.

     The pre-tax Contribution from the Closed Block includes only those revenues, benefit payments, dividends, premium taxes, state guaranty fund assessments, and investment expenses considered in funding the Closed Block. However, many expenses associated with operating the Closed Block and administering the policies included therein were excluded from and, accordingly, are not funded in the Closed Block. These expenses are reported in the Company's statement of operations, outside of the Contribution from the Closed Block, consistent with how they are funded. Such expenses are reported in the separate line items to which they apply based on the nature of such expenses. Federal income taxes applicable to the Closed Block, which are funded in the Closed Block, are reflected as a component of federal income tax expense in the Company's statement of operations. Since many expenses related to the Closed Block are funded outside the Closed Block, operating costs and expenses outside the Closed Block are disproportionate to the level of business outside the Closed Block.

                      THE MONY GROUP INC. AND SUBSIDIARIES

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with GAAP. Prior to 1996, MONY, as a mutual life insurance company, prepared its financial statements in conformity with accounting practices prescribed or permitted by the New York State Insurance Department ("SAP"), which accounting practices were considered to be GAAP for mutual life insurance companies. As of January 1, 1996, MONY adopted Financial Accounting Standards Board ("FASB") Interpretation No. 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises (the "Interpretation"), and Statement of Financial Accounting Standards ("SFAS") No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Policies (the "Standard"). The Interpretation and the Standard require mutual life insurance companies to adopt all applicable authoritative GAAP pronouncements in their general purpose financial statements. Accordingly, the initial effect of applying the Interpretation and the Standard has been reported retroactively through the restatement of previously issued financial statements presented herein for comparative purposes (see Note 19). Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

     During 1997, the Company adopted SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which were issued by the FASB in June of 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in general purpose financial statements. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in their annual and interim financial statements. SFAS No. 131 also established standards for disclosures about an enterprise's products and services, geographic areas, and major customers. All periods presented herein reflect the provisions of both SFAS No. 130 and SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises and standardizes disclosures required by SFAS 87, SFAS 88 and SFAS 106. The Company has adopted this standard for its 1998 fiscal year (see Note 7).

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company's financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, and (iii) valuation allowances for mortgage loans and real estate to be disposed of, and impairment writedowns for real estate held for investment.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and those partnerships in which the Company has a majority voting interest. All significant intercompany accounts and transactions have been eliminated.

     Minority interest related to partnerships that are consolidated, which is included in Accounts Payable and Other Liabilities, amounted to $33.5 million and $48.7 million at December 31, 1998 and 1997, respectively.

  Transaction

     In connection with the Demutualization on the Plan Effective Date, eligible policyholders received, in the aggregate, approximately $20.6 million of cash, $13.2 million of policy credits and 34.3 million shares of common stock of the MONY Group in exchange for their membership interests in MONY. The demutualization was accounted for as a reorganization. Accordingly, the Company's retained earnings at the Plan Effective Date (net of the aforementioned cash payments and policy credits which were charged directly to retained earnings) were reclassified to "Common stock" and "Capital in excess of par".

     Also, on the Plan Effective Date, the MONY Group consummated the Offerings. In conjunction therewith, approximately 12.9 million shares of its common stock were issued at an initial public offering price of $23.50 per share. Net proceeds from the Offerings totaled $282.5 million.

     In addition, the capital of the MONY Group includes $10.0 million relating to the Warrants (see Note 2), which as a subsidiary of MONY prior to the Plan Effective Date, was recorded in MONY's consolidated financial statements as minority interest.

                      THE MONY GROUP INC. AND SUBSIDIARIES

  Valuation of Investments and Realized Gains and Losses

     All of the Company's fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. The Company's equity securities are comprised of investments in common stocks and limited partnership interests. The Company's investments in common stocks are classified as available-for-sale and are reported at estimated fair value. The Company accounts for its investments in limited partnership interests in accordance with the equity method of accounting or the cost method of accounting depending upon the Company's percentage of ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company's ownership interest exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company's ownership interest exceeded 20 percent. In all other circumstances the Company accounts for its investment in limited partnership interests in accordance with the cost method. Unrealized gains and losses on fixed maturity securities and common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of fixed maturity securities and common stock is adjusted for impairments in value deemed to be other than temporary. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

     Mortgage loans on real estate are stated at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, or the loan's observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. The provision for loss is reported as a realized loss on investment. Loans in foreclosure and loans considered to be impaired, other than restructured loans, are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in investment income in the period received. Interest income on restructured mortgage loans is accrued at the restructured loans' interest rate.

     Real estate held for investment, as well as related improvements, are generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset (which may range from 5 to 40 years). Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected from real estate investments, including the proceeds on disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the real estate, an impairment loss is recognized. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired in satisfaction of debt is recorded at estimated fair value at the date of foreclosure. Real estate that management intends to sell is classified as "to be disposed of". Real estate to be disposed of is reported at the lower of its current carrying value or estimated fair value less estimated sales costs. Changes in reported values relating to real estate to be disposed of and impairments of real estate held for investment are reported as realized gains or losses on investments.

     Policy loans are carried at their unpaid principal balances.

     Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments with an original maturity of three months or less.

  Recognition of Insurance Revenue and Related Benefits

     Premiums from participating and non-participating traditional life, health and annuity policies with life contingencies are recognized as premium income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

     Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenue from these types of products consist of amounts assessed during the period against policyholders' account balances for policy administration charges, cost of insurance and surrender charges. Policy benefits charged to expense include benefit claims incurred in the period in excess of the related policyholders' account balance.

                      THE MONY GROUP INC. AND SUBSIDIARIES

  Deferred Policy Acquisition Costs ("DAC")

     The costs of acquiring new business, principally commissions, underwriting, agency, and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred.

     For participating traditional life policies, DAC is amortized over the expected life of the contracts (30 years) as a constant percentage based on the present value of estimated gross margins expected to be realized over the life of the contracts using the expected investment yield. At December 31, 1998, the expected investment yield was 7.32%, for the year 1999 with subsequent years grading down to an ultimate aggregate yield of 7.12% in year 2013. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.

     For universal life products and investment-type products, DAC is amortized over the expected life of the contracts (ranging from 15 to 30 years) as a constant percentage based on the present value of estimated gross profits expected to be realized over the life of the contracts using the initial locked in contract rate. The contract rate for all products is 8%. Estimated gross profits arise principally from investment results, mortality and expense margins and surrender charges.

     DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period. The effect on the amortization of DAC of revisions in estimated experience is reflected in earnings in the period such estimates are revised. In addition, the effect on the DAC asset that would result from the realization of unrealized gains (losses) is recognized through an offset to Other Comprehensive Income as of the balance sheet date.

  Future Policy Benefits and Policyholders' Account Balances

     Future policy benefit liabilities for participating traditional life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Dividend fund interest assumptions range from 2.0 percent to
5.5 percent.

     Policyholders' account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.7%, 5.8% and 5.8% for the years ended December 31, 1998, 1997, and 1996, respectively. The weighted average interest crediting rate for investment-type products was approximately 5.6 percent for each of the years ended December 31, 1998, 1997, and 1996, respectively.

  Dividends to Policyholders

     Dividends to policyholders, which are substantially all on the Closed Block Business (see Note 3) are determined annually by the Board of Directors of MONY Life. The aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity and expense experience for the year.

  Participating Business

     At December 31, 1998 and 1997, participating business, substantially all of which is in the Closed Block, represented approximately 72.6% and 81.0% of the Company's life insurance in force, and 84.2% and 88.4% of the number of life insurance policies in force, respectively. For each of the years ended December 31, 1998 and 1997, participating business, represented approximately 99.9% of life insurance premiums.

  Property, Equipment, and Leasehold Improvements

     Property, equipment and leasehold improvements, which are reported in Other Assets, are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets which generally range from 3 to 40 years. Amortization of leasehold improvements is determined using the straight-line method over the lesser of the unexpired lease term or the estimated useful life of the improvement.

     Accumulated depreciation of property and equipment and amortization of leasehold improvements was $71.0 million and $58.5 million at December 31, 1998 and 1997, respectively. Related depreciation and amortization expense was $11.4 million, $8.8 million, and $5.9 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  Federal Income Taxes

     The Company files a consolidated federal income tax return with its life and non-life affiliates except Sagamore Financial Corporation and its subsidiaries. Deferred income tax assets and liabilities are recognized based on the

                      THE MONY GROUP INC. AND SUBSIDIARIES
difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

  Reinsurance

     The Company has reinsured certain of its life insurance and investment contracts with other insurance companies under various agreements. Amounts due from reinsurers are estimated based on assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reserve credits. Gains on reinsurance are deferred and amortized into income over the remaining life of the underlying reinsured contracts.

     In determining whether a reinsurance contract qualifies for reinsurance accounting, SFAS No. 113 requires that there be a "reasonable possibility" that the reinsurer may realize a "significant loss" from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a "reasonable possibility" as having a probability of at least 10%. In assessing whether the projected results of the reinsured business constitute a "significant loss", the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the "aggregate projected loss"), to an estimate of the reinsurer's investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

     The reinsurer's investment in a reinsurance contract consists of amounts paid to the ceding company at the inception of the contract (e.g. expense allowances and the excess of liabilities assumed by the reinsurer over the assets transferred to the reinsurer under the contract) plus the amount of capital required to support such business consistent with prudent business practices, regulatory requirements, and the reinsurer's credit rating. The Company estimates the capital required to support such business based on what it considers to be an appropriate level of risk-based capital in light of regulatory requirements and prudent business practices.

  Separate Accounts

     Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company's consolidated statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues.

  Consolidated Statements of Cash Flows -- Non-cash Transactions

     For the years ended December 31, 1998, 1997, and 1996, respectively, real estate of $5.0 million, $14.4 million, and $29.1 million was acquired in satisfaction of debt. At December 31, 1998 and 1997, the Company owned real estate acquired in satisfaction of debt of $143.2 million and $326.1 million, respectively. Other non-cash transactions, which are reflected in the statement of cash flows as a reconciling item from net income to net cash provided by operating activities, consisted primarily of stock distributions from the Company's partnership investments and payment-in-kind for interest due on certain fixed maturity securities.

  Extraordinary Item -- Demutualization Expenses

     The accompanying consolidated statements of income and comprehensive income reflect extraordinary charges (net of taxes) of $27.2 million and $13.3 million for the year ended December 31, 1998 and 1997, respectively, relating to costs associated with the Demutualization.

  Earnings Per Share

     Under GAAP, earnings per share is presented only for periods since the effective date of the Transaction (November 16, 1998). In addition, on a pro forma basis, earnings per share is presented as if the Transaction had occurred as of January 1, 1998.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Basic earnings per share for the period from November 16, 1998 through December 31, 1998 is based on the weighted average number of shares outstanding during such period. The unaudited basic pro forma earnings per share for the year ended December 31, 1998 is based on the weighted average number of shares that would have been outstanding during the year had the Transaction occurred as of January 1, 1998. Diluted earnings per share and unaudited diluted pro forma earnings per share amounts are computed the same as in the respective calculations of basic and pro forma basic earnings per share amounts, respectively, except that such calculations assume the exercise of the Warrants at the beginning of the periods presented. For purposes of this calculation at December 31, 1998, the exercise price of the Warrants was determined by assuming that the average daily closing prices of the common stock of MONY Group for the 40 trading days following the first 20 trading days after December 24, 1998 was equal to the closing price of such common stock at December 31, 1998 (see Note
2). The aforementioned 40 trading day period ended on March 24, 1999. Accordingly, the actual exercise price of the Warrants, which will be used in diluted earnings per share calculations for periods subsequent to December 31, 1998, is $23.50 per share.

  New Accounting Pronouncements

     In January 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments and when it may recognize an asset for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. Adoption of SOP 97-3 is not expected to have a material effect on the Company's financial condition or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining when an entity should capitalize or expense external and internal costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 is not expected to have a material effect on the Company's financial condition or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial condition or results of operations.

5.  SEGMENT INFORMATION:

     The Company's business activities consist of the following: protection product operations, accumulation product operations, mutual fund operations, securities broker-dealer operations, insurance brokerage operations, and certain insurance lines of business no longer written by the Company (the "run-off businesses"). These business activities represent the Company's operating segments. Except as discussed below, these segments are managed separately because they either provide different products or services, are subject to different regulation, require different strategies, or have different technology requirements.

     Management considers the Company's mutual fund operations to be an integral part of the products offered by the Company's accumulation products segment, since substantially all the mutual funds sold by the Company are offered through, and in conjunction with, the products marketed by the accumulation products segment. Accordingly, for management purposes (including, performance assessment and making decisions regarding the allocation of resources), the Company aggregates its mutual fund operations with its accumulation products segment.

     Of the aforementioned segments, only the protection products segment and the accumulation products segment qualify as reportable segments in accordance with FASB Statement No. 131. All of the Company's other segments are combined and reported in an other products segment.

     Products comprising the protection products segment primarily include a wide range of individual life insurance products, including: permanent and last survivor whole life, term life, universal life, variable universal life, group life, and group universal life. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits (see Note 10), (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block, and (iii) the Company's disability income insurance business. Products comprising the accumulation products segment primarily include fixed annuities, non-

                      THE MONY GROUP INC. AND SUBSIDIARIES
participating interest sensitive products (including; single premium deferred annuities, flexible premium deferred annuities, immediate annuities, and flexible premium variable annuities), proprietary mutual funds, investment management services, and certain other financial services products. The Company's other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company's proprietary investment products and, in addition, provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's field agency force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (see Note 10).

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of and for each of the years ended December 31, 1998, 1997 and 1996, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate certain nonrecurring items to the segments. In addition, all segment revenues are from external customers.

     Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment. In addition, capital is allocated to each segment in amounts sufficient to maintain a targeted regulatory risk-based capital ("RBC") level for each segment (see Note 19). Allocations of net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company's product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the Protection Products segment (see Note 4).

     Amounts reported as "unallocated amounts" in the table below primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) assets, liabilities, revenues and expenses of the MONY Group, (iii) expenses incurred in 1996 and 1995 relating to settlements and reserves for various lawsuits and legal disputes, including lawsuits against the Company alleging market conduct improprieties (see Note 18), and (iv) expenses incurred in 1996 in connection with special termination benefits paid to certain employees under an early retirement program (see Note 7).

                     SEGMENT SUMMARY FINANCIAL INFORMATION

                                                                1998         1997         1996
                                                              ---------    ---------    ---------
                                                                        ($ IN MILLIONS)
PREMIUMS:
Protection Products.........................................  $   602.2    $   817.0    $   837.4
Accumulation Products.......................................        2.6          5.0          4.2
Other Products..............................................       16.9         16.6         18.2
                                                              ---------    ---------    ---------
                                                              $   621.7    $   838.6    $   859.8
                                                              =========    =========    =========
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products.........................................  $    86.2    $    74.9    $    63.4
Accumulation Products.......................................       64.1         50.9         36.6
Other Products..............................................        1.3          1.5          0.9
                                                              ---------    ---------    ---------
                                                              $   151.6    $   127.3    $   100.9
                                                              =========    =========    =========

                      THE MONY GROUP INC. AND SUBSIDIARIES

                                                                1998         1997         1996
                                                              ---------    ---------    ---------
                                                                        ($ IN MILLIONS)
NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON
  INVESTMENTS:
Protection Products.........................................  $   655.5    $   611.9    $   605.3
Accumulation Products.......................................      136.3        131.4        144.0
Other Products..............................................       63.8         59.9         74.6
Unallocated amounts.........................................        2.2          1.9          3.6
                                                              ---------    ---------    ---------
                                                              $   857.8    $   805.1    $   827.5
                                                              =========    =========    =========
OTHER INCOME:
Protection Products(1)(7)...................................  $    85.5    $    94.9    $    87.7
Accumulation Products.......................................       72.8         52.1         32.2
Other Products..............................................       61.1         53.1         52.2
Unallocated amounts.........................................        5.7          5.3          4.7
                                                              ---------    ---------    ---------
                                                              $   225.1    $   205.4    $   176.8
                                                              =========    =========    =========
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products.........................................  $    92.4    $   146.8    $   135.0
Accumulation Products.......................................       29.6         34.4         23.2
                                                              ---------    ---------    ---------
                                                              $   122.0    $   181.2    $   158.2
                                                              =========    =========    =========
BENEFITS TO POLICYHOLDERS:(2)
Protection Products.........................................  $   663.4    $   821.1    $   854.0
Accumulation Products.......................................       79.6         92.5        102.8
Other Products..............................................       41.6         45.2         54.1
Unallocated amounts.........................................        7.9          7.2          8.2
                                                              ---------    ---------    ---------
                                                              $   792.5    $   966.0    $ 1,019.1
                                                              =========    =========    =========
OTHER OPERATING COSTS AND EXPENSES:
Protection Products.........................................  $   287.1    $   281.0    $   276.3
Accumulation Products.......................................       84.4         66.3         52.8
Other Products..............................................       80.2         66.2         81.9
Unallocated amounts.........................................        0.0          3.7         44.8
                                                              ---------    ---------    ---------
                                                              $   451.7    $   417.2    $   455.8
                                                              =========    =========    =========
INCOME BEFORE INCOME TAXES:
Protection Products.........................................  $   193.7    $   129.0    $   101.2
Accumulation Products.......................................       80.5         44.1         35.9
Other Products..............................................       20.0         18.3          8.1
Unallocated amounts.........................................        0.0         (3.7)       (44.7)
                                                              ---------    ---------    ---------
                                                              $   294.2    $   187.7    $   100.5
                                                              =========    =========    =========
ASSETS:
Protection Products(3)(8)...................................  $16,578.7    $15,776.5    $15,158.5
Accumulation Products.......................................    6,171.3      5,757.9      4,747.2
Other Products..............................................    1,256.2      1,234.2      1,417.1
Unallocated amounts.........................................      949.8        842.7        820.7
                                                              ---------    ---------    ---------
                                                              $24,956.0    $23,611.3    $22,143.5
                                                              =========    =========    =========
DEFERRED POLICY ACQUISITION COSTS:
Protection Products(9)......................................  $   857.6    $   874.1    $   961.8
Accumulation Products.......................................      136.7        133.0        133.4
                                                              ---------    ---------    ---------
                                                              $   994.3    $ 1,007.1    $ 1,095.2
                                                              =========    =========    =========

                      THE MONY GROUP INC. AND SUBSIDIARIES

                                                                1998         1997         1996
                                                              ---------    ---------    ---------
                                                                        ($ IN MILLIONS)
POLICYHOLDERS' LIABILITIES:
Protection Products(4)(10)..................................  $10,267.0    $10,105.7    $ 9,996.2
Accumulation Products.......................................    1,318.6      1,416.1      1,601.7
Other Products..............................................      455.6        513.4        542.4
Unallocated amounts.........................................       17.4         16.5         88.3
                                                              ---------    ---------    ---------
                                                              $12,058.6    $12,051.7    $12,228.6
                                                              =========    =========    =========
SEPARATE ACCOUNT LIABILITIES:(5)
Protection Products(6)......................................  $ 4,056.8    $ 3,720.1    $ 3,393.0
Accumulation Products.......................................    4,452.6      4,002.6      2,851.4
Other Products..............................................      621.9        547.7        625.6
Unallocated amounts.........................................      776.4        736.0        650.4
                                                              ---------    ---------    ---------
                                                              $ 9,907.7    $ 9,006.4    $ 7,520.4
                                                              =========    =========    =========

---------------
 (1) Includes Group Pension Profits of $56.8 million, $60.0 million and $59.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. (See Note 10).

 (2) Includes interest credited to policyholders' account balances.

 (3) Includes assets transferred in the Group Pension Transaction of $5,751.8 million, $5,714.9 million and $5,627.6 million as of December 31, 1998, 1997 and 1996, respectively.

 (4) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,824.9 million, $1,991.0 million and $2,158.1 million as of December 31, 1998, 1997 and 1996 respectively.

 (5) Each segment includes separate account assets in an amount not less than the corresponding liability reported.

 (6) Includes separate account liabilities transferred in the Group Pension Transaction of $3,829.6 million, $3,614.0 million and $3,358.3 million as of December 31, 1998, 1997 and 1996, respectively.

 (7) Includes $5.7 million relating to the Contribution from the Closed Block for the period from November 16, 1998 through December 31, 1998 (see Note 3 and Note 20).

 (8) Includes Closed Block assets of $6,161.2 million as of December 31, 1998 (see Note 3 and Note 20).

 (9) Includes deferred policy acquisition costs allocated to the Closed Block of $554.6 million as of December 31, 1998 (see Note 3 and Note 20).

(10) Includes Closed Block policyholders' liabilities of $7,177.1 million as of December 31, 1998 (see Note 3 and Note 20).

     Substantially all of the Company's revenues are derived in the United States. Revenue derived from outside the United States is not material and revenue derived from any single customer does not exceed 10 percent of total consolidated revenues.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Following is a summary of revenues by product for the years ended December 31, 1998, 1997 and 1996 ($ in millions):

                                                               1998      1997      1996
                                                              ------    ------    ------
PREMIUMS:
Individual life(1)..........................................  $602.5    $742.4    $762.7
Disability income insurance.................................     0.2      74.6      74.8
Group insurance.............................................    16.9      16.6      18.1
Other.......................................................     2.1       5.0       4.2
                                                              ------    ------    ------
          Total.............................................  $621.7    $838.6    $859.8
                                                              ======    ======    ======
UNIVERSAL LIFE AND INVESTMENT-TYPE
PRODUCT POLICY FEES:
Universal life..............................................  $ 52.2    $ 52.1    $ 45.1
Variable universal life.....................................    23.6      14.0       8.9
Group universal life........................................    10.4       8.7       9.4
Individual variable annuities...............................    63.4      50.0      35.2
Individual fixed annuities..................................     2.0       2.5       2.3
                                                              ------    ------    ------
          Total.............................................  $151.6    $127.3    $100.9
                                                              ======    ======    ======

---------------
(1) Excludes revenues from individual life in the Closed Block of $100.1 million, for the period from November 16, 1998 through December 31, 1998.

6.  DEFERRED POLICY ACQUISITION COSTS:

     Policy acquisition costs deferred and amortized in 1998, 1997 and 1996 are as follows ($ in millions):

                                                                1998        1997        1996
                                                              --------    --------    --------
Balance, beginning of year..................................  $1,007.1    $1,095.2    $1,047.1
Balance transferred to the Closed Block at November 16,
  1998......................................................    (562.3)         --          --
                                                              --------    --------    --------
                                                                 444.8     1,095.2     1,047.1
                                                              --------    --------    --------
Cost deferred during the year...............................     124.7       141.0       145.3
Amortized to expense during the year........................    (122.0)     (181.2)     (158.2)
Effect on DAC from unrealized gains (losses) (see Note 4)...      (7.8)      (47.9)       61.0
                                                              --------    --------    --------
Balance, end of year........................................  $  439.7    $1,007.1    $1,095.2
                                                              ========    ========    ========

7.  PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS:

  Pension Plans --

     The Company has a qualified pension plan covering substantially all of its salaried employees. The provisions of the plan provide both (a) defined benefit accruals based on (i) years of service, (ii) the employee's final average annual compensation and (iii) wage bases or benefits under Social Security and (b) defined contribution accruals based on a Company matching contribution equal to 100% of the employee's elective deferrals under the incentive savings plan for employees up to 3% of the employee's eligible compensation and an additional 2% of eligible compensation for each active participant. The Company did not make any contribution in the current year or prior year under Section 404 of the Internal Revenue Code ("IRC") because the plan was fully funded under Section 412 of the IRC.

     In April 1996, the Company offered special benefits to its employees who elected by May 31, 1996, voluntary termination of employment (special termination benefits). The special termination benefits represented benefits in excess of that which would normally be due to employees electing to retire early. These excess benefits were calculated based on grants of additional years of service and age used in the benefit calculation. All of the special termination benefits relating to the Company's qualified plan, which aggregated $10.6 million, were paid from the Plan's assets. All the benefits paid relating to the Company's non-qualified plan, which aggregated $3.4 million, were paid directly from the Company's assets. As a result of the aforementioned early retirement offer, the Company recorded a charge of $14.0 million in 1996 and reflected this amount in Other Operating Costs and Expenses.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, private placement debt securities and bonds. At December 31, 1998 and 1997, $457.3 million and $430.3 million were invested in the MONY Pooled Accounts. Benefits of $26.3 million, $24.2 million and $30.7 million were paid by this plan for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company also sponsors a non-qualified employee excess pension plan, which provides both defined benefits and defined contribution accruals in excess of Internal Revenue Service limits to certain employees. The benefits are based on years of service and the employees final average annual compensation. Pension benefits are paid from Company's general accounts.

  Postretirement Benefits --

     The Company provides certain health care and life insurance benefits for retired employees and field underwriters. The Company amortizes its unamortized postretirement transition obligation over a period of twenty years.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects.

                                                              1-PERCENTAGE-     1-PERCENTAGE-
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
Effect on total of service and interest cost components.....     $ 27,328         $ (29,218)
Effect on postretirement benefit obligation.................      294,001          (328,624)

     The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company's qualified and non-qualified defined benefit pension plans and other benefits which represents the Company's post-retirement benefit obligation:

                                                              PENSION BENEFITS      OTHER BENEFITS
                                                              ----------------    ------------------
                                                               1998      1997      1998       1997
                                                              ------    ------    -------    -------
                                                                         ($ IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $390.1    $348.5    $ 101.1    $  93.4
Service cost................................................    14.4      12.9        1.3        1.0
Interest cost...............................................    26.3      27.5        6.4        6.7
Actuarial (gain)/loss.......................................     2.0      33.0       (3.0)       7.4
Benefits paid...............................................   (34.5)    (31.8)      (5.8)      (7.4)
                                                              ------    ------    -------    -------
Benefit obligation at end of year...........................   398.3     390.1      100.0      101.1
                                                              ------    ------    -------    -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $432.5    $393.4    $          $
Actual return on plan assets................................    56.7      66.5
Employer contribution.......................................     5.1       4.4        5.8        7.4
Benefits and expenses paid..................................   (34.5)    (31.8)      (5.8)      (7.4)
                                                              ------    ------    -------    -------
Fair value of plan assets at end of year....................   459.8     432.5         --         --
                                                              ------    ------    -------    -------
Funded status...............................................    61.5      42.4     (100.0)    (101.1)
Unrecognized actuarial loss/(gain)..........................    16.4      19.7       11.1       14.3
Unamortized transition obligation...........................   (19.8)    (27.3)      42.7       45.8
Unrecognized prior service cost.............................     9.7      10.7        0.0        0.0
                                                              ------    ------    -------    -------
Net amount recognized.......................................  $ 67.8    $ 45.5    $ (46.2)   $ (41.0)
                                                              ======    ======    =======    =======
Amounts recognized in the statement of financial position
  consist of:
Prepaid benefit cost........................................  $103.0    $ 89.4    $   0.0    $   0.0
Accrued benefit liability...................................   (39.5)    (45.3)     (46.2)     (41.0)
Intangible asset............................................     1.4       4.3        0.0        0.0
Accumulated other comprehensive income......................     2.9      (2.9)       0.0        0.0
                                                              ------    ------    -------    -------
Net amount recognized.......................................  $ 67.8    $ 45.5    $ (46.2)   $ (41.0)
                                                              ======    ======    =======    =======

                      THE MONY GROUP INC. AND SUBSIDIARIES

     The Company's qualified plan had assets of $459.8 million and $432.5 million at December 31, 1998 and 1997, respectively. The projected benefit obligation and accumulated benefit obligation for the qualified plan were $350.8 million and $311.5 million at December 31, 1998 and $333.2 million and $306.3 million at December 31, 1997, respectively.

     The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plan, which is unfunded, were $47.5 million and $39.5 million at December 31, 1998 and $56.9 million and $45.3 million at December 31, 1997, respectively.

                                                              PENSION BENEFITS      OTHER BENEFITS
                                                              ----------------    ------------------
                                                               1998      1997      1998       1997
                                                              ------    ------    -------    -------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................    6.75%     6.75%      6.75%      6.75%
Expected return on plan assets..............................    10.0%     10.0%        --         --
Rate of compensation increase...............................     5.0%      5.0%       5.0%       5.0%

     For measurements purposes, a 11% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 6% percent for 2010 and remain at that level thereafter.

     Components of net periodic benefit cost for the pension and other post-retirement plans are as follows:

                                                        PENSION BENEFITS             OTHER BENEFITS
                                                   --------------------------    -----------------------
                                                    1998      1997      1996     1998     1997     1996
                                                   ------    ------    ------    -----    -----    -----
                                                                      ($ IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.....................................  $ 14.4    $ 12.9    $ 13.9    $ 1.3    $ 1.0    $ 1.8
Interest cost....................................    26.3      27.5      25.1      6.4      6.7      6.4
Expected return on plan assets...................   (41.8)    (38.0)    (36.7)     0.0      0.0      0.0
Amortization of prior service cost...............     1.0       1.0       1.0      0.0      0.0      0.0
Special Termination Benefits.....................                        14.0
Recognized net actuarial loss....................     0.0       0.1       0.1      0.1      0.0      0.4
Amortization of Transition Items.................    (7.5)     (7.5)     (7.5)     3.1      3.1      3.1
                                                   ------    ------    ------    -----    -----    -----
Net periodic benefit cost........................  $ (7.6)   $ (4.0)   $  9.9    $10.9    $10.8    $11.7
                                                   ======    ======    ======    =====    =====    =====

     The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. In addition, after-tax voluntary field underwriter contributions of up to 10% of earnings are allowed. At December 31, 1998 and 1997, the fair value of plan assets was $222.2 million and $211.0 million, respectively. For the years ended December 31, 1998, 1997, and 1996, the Company contributed $3.2 million, $3.3 million and $3.7 million to the plan, respectively, which amounts are reflected in Other Operating Costs and Expenses.

     The Company has a non-qualified defined contribution plan, which is unfunded. The non-qualified defined contribution plan projected benefit obligation which equaled the accumulated benefit obligation was $48.4 million and $42.9 million as of December 31, 1998 and 1997, respectively. The non-qualified defined contribution plan's net periodic expense was $6.6 million, $9.4 million and $7.2 million for the years ended December 31, 1998, 1997 and 1996 respectively.

     The Company also has incentive savings plans in which substantially all employees and career field underwriters are eligible to participate. The Company matches field underwriter contributions up to 2% of eligible compensation and may also make an additional profit sharing contribution for non-officer employees. As with the Employee Excess Plan, the Company also sponsors non-qualified excess defined contribution plans for both the field underwriter retirement plan and the incentive savings plan for field underwriters.

8.  FEDERAL INCOME TAXES:

     The Company files a consolidated federal income tax return with its life and non-life affiliates, except Sagamore Financial Corporation and its subsidiaries.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the Federal income tax expense (benefit) is presented below:

                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
Federal income tax (benefit) expense:
  Current...................................................  $ 84.9    $104.1    $ 76.6
  Deferred..................................................    18.1     (46.8)    (32.6)
                                                              ------    ------    ------
          Total.............................................  $103.0    $ 57.3    $ 44.0
                                                              ======    ======    ======

     Federal income taxes reported in the consolidated statements of income are different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

                                                               1998     1997     1996
                                                              ------    -----    -----
                                                                  ($ IN MILLIONS)
Tax at statutory rate.......................................  $103.0    $65.7    $35.2
Differential earnings amount................................      --     (5.8)    12.8
Dividends received deduction................................    (1.4)    (0.5)    (0.5)
Other.......................................................     1.4     (2.1)    (3.5)
                                                              ------    -----    -----
Provision for income taxes..................................  $103.0    $57.3    $44.0
                                                              ======    =====    =====

     The Company's federal income tax returns for years through 1991 have been examined by the Internal Revenue Service ("IRS"). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

     The components of deferred tax liabilities and assets at December 31, 1998 and 1997 are as follows:

                                                               1998      1997
                                                              ------    ------
                                                              ($ IN MILLIONS)
Deferred policy acquisition costs...........................  $127.9    $251.4
Fixed maturities and equity securities......................    68.2      65.8
Other (net)(1)..............................................    71.3      27.3
Nonlife subsidiaries........................................     8.3       0.0
                                                              ------    ------
Total deferred tax liabilities..............................   275.7     344.5
                                                              ------    ------
Policyholder and separate account liabilities...............   113.8     176.0
Accrued expenses............................................    70.4      55.2
Deferred compensation and benefits..........................    24.0       8.6
Policyholder dividends......................................    39.8      39.1
Real estate and mortgages...................................    29.4      54.1
                                                              ------    ------
Total deferred tax assets...................................   277.4     333.0
                                                              ------    ------
Net deferred tax asset/(liability)..........................  $  1.7    $(11.5)
                                                              ======    ======

---------------
(1) Includes $25.7 million and $20.9 million at December 31, 1998 and 1997 of deferred taxes relating to net unrealized gains on fixed maturity securities in the AEGON Portfolio (see Note 10).

     The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

                      THE MONY GROUP INC. AND SUBSIDIARIES

9.  LEASES:

     The Company has entered into various operating lease agreements for office space, furniture and equipment. These leases have remaining non-cancelable lease terms in excess of one year. Total rental expense for these operating leases amounted to $8.6 million in 1998, $14.5 million in 1997 and $15.1 million in 1996. The future minimum rental obligations under these leases at December 31, 1998 are as follows ($ in millions):

1999........................................................    $  8.6
2000........................................................       7.3
2001........................................................       6.1
2002........................................................       7.7
2003........................................................       7.5
Later years.................................................     106.7
                                                                ------
                                                                $143.9
                                                                ======

10.  THE GROUP PENSION TRANSACTION:

     On December 31, 1993 (the "Group Pension Transaction Date"), the Company entered into an agreement (the "Agreement") with AEGON USA, Inc. ("AEGON") under which the Company transferred a substantial portion of its group pension business (hereafter referred to as the "Group Pension Transaction"), including its full service group pension contracts, consisting primarily of tax- deferred annuity, 401(k) and managed funds lines of business, to AEGON's wholly-owned subsidiary, AUSA Life Insurance Company, Inc. ("AUSA"). The Company also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, the Company and AEGON have entered into certain service agreements. These agreements, among other things, provide that the Company will continue to manage the transferred assets, and that AUSA will continue to provide certain administrative services to the Company's remaining group pension contracts not included in the transfer.

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

     In addition, pursuant to the Agreement, MONY agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the "Notes"). The Series A Notes pay interest at 6.44 percent per annum and the Series B Notes pay interest at 6.24 percent per annum. Both the Series A Notes and the Series B Notes mature on December 31, 2002. MONY's investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

     The Company entered into the Group Pension Transaction due to downgrades of its financial strength ratings resulting from the deterioration of its financial position during the period from 1989 through the early 1990s. The Company's group pension business was considered to be particularly sensitive to heightened withdrawal and surrender activity due to requirements of many pension fund advisors that insurance carriers have a minimum financial strength rating consistent with a "AA" claims-paying ability rating from Standard & Poor's. In light of the downgrades and certain highly publicized failures of life insurance companies in the 1990s resulting from abnormally high withdrawal and surrender activity, management became concerned with respect to the Company's ability to sustain inordinate amounts of such activity and entered into the Group Pension Transaction to preserve the value of such business. The transaction allowed the Company to: (i) place the transferred Group Pension Business in a higher rated entity which significantly diminished the risk of adverse persistency with respect to such business, and (ii) retain all the profits resulting from the $6.4 billion of deposits on contracts in force and transferred to AEGON on the Group Pension Transaction Date (the "Existing Deposits"). As consideration for the transaction, MONY remunerated AEGON by transferring to AUSA (i) the intangible value associated with MONY's group pension franchise, including established customer relationships, (ii) rights to substantially all the profits associated with any new deposits made after the Group Pension Transaction Date on the contracts which were in force and transferred by MONY to AUSA on the Group Pension Transaction Date, and (iii) rights to substantially all the profits on any new business generated subsequent to the Group Pension Transaction Date.

                      THE MONY GROUP INC. AND SUBSIDIARIES

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

     Pursuant to the Agreement, MONY receives from AUSA (i) payments on an annual basis through December 31, 2002 (the "Group Pension Payments") equal to all of the earnings from the Existing Deposits, (ii) a final payment (the "Final Value Payment") at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the "New Business Growth Payment") at December 31, 2002 based on new business growth subsequent to the Transaction Date. However, the level of new business growth necessary for MONY to receive the New Business Growth Payment makes it unlikely that MONY will ever receive any such payment.

     With respect to the Group Pension Payments, the annual results from the Existing Deposits are measured on a basis in accordance with the Agreement (such basis hereafter referred to as the "Earnings Formula") which is substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities are only recognized when such securities are designated with an NAIC rating of "6", and (ii) no impairment losses are recognized on mortgage loans until such loans are disposed of or at the time, and in the calculation, of the Final Value Payment.

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

     Operating losses reported in any annual period pursuant to the Earnings Formula are carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 will be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remains, it will be applied (as provided for in the Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes.

     For the years ended December 31, 1998, 1997 and 1996, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $49.8 million, $55.7 million, and $66.7 million, respectively, and the Company recorded Group Pension Profits of $56.8 million, $60.0 million and $59.5 million, respectively. In addition, the Company earned $12.8 million, $17.7 million, and $23.0 million of interest income on the Notes during the aforementioned years. From 1994 through 1996, the Company reinvested an aggregate of $169 million of the aforementioned profits and interest in additional Series A notes (the "Additional Notes") with a face amount equal to the amount reinvested. The Additional Notes paid interest at 1% above the two-year U.S. Treasury rate in effect at the time of their issuance. All of the Additional Notes were redeemed at face value by AEGON during 1997. At December 31, 1998, the remaining Series A notes held by the Company consisted of the $150.0 million face amount of Series A Notes it acquired on December 31, 1993.

     The following sets forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction (such assets hereafter referred to as the "AEGON Portfolio"),

                      THE MONY GROUP INC. AND SUBSIDIARIES

(ii) the transferred separate account assets and liabilities, and (iii) the components of revenue and expense comprising the Group Pension Profits:

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                ($ IN MILLIONS)
ASSETS:
  General Account
     Fixed maturities: available for sale, at estimated fair
      value (amortized cost; $1,564.6 and $1,585.4,
      respectively).........................................  $1,620.2    $1,645.0
     Mortgage loans on real estate..........................     214.8       347.9
     Real estate held for investment........................      37.9        50.4
     Cash and cash equivalents..............................      21.7        24.5
     Accrued investment income..............................      27.6        33.1
                                                              --------    --------
     Total general account assets...........................   1,922.2     2,100.9
  Separate account assets...................................   3,829.6     3,614.0
                                                              --------    --------
          Total assets......................................  $5,751.8    $5,714.9
                                                              ========    ========
LIABILITIES:
  General Account(1)
     Policyholders' account balances........................  $1,824.9    $1,991.0
     Other liabilities......................................      24.0        33.7
                                                              --------    --------
          Total general account liabilities.................   1,848.9     2,024.7
  Separate account liabilities(2)...........................   3,829.6     3,614.0
                                                              --------    --------
          Total liabilities.................................  $5,678.5    $5,638.7
                                                              ========    ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $121.7 million and $142.8 million as of December 31, 1998 and 1997, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $33.3 million and $31.1 million as of December 31, 1998 and 1997, respectively.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................   $ 23.3      $ 23.7      $ 24.7
Net investment income.......................................    154.7       169.3       192.4
Net realized gains (losses) on investments..................      7.2         7.1        (7.4)
                                                               ------      ------      ------
          Total revenues....................................    185.2       200.1       209.7
BENEFITS AND EXPENSES:
Interest credited to policyholders' account balances........    108.7       117.3       125.9
Other operating costs and expenses..........................     19.7        22.8        24.3
                                                               ------      ------      ------
          Total benefits and expenses.......................    128.4       140.1       150.2
          Group Pension Profits.............................   $ 56.8      $ 60.0      $ 59.5
                                                               ======      ======      ======

  Fixed Maturity Securities

     At December 31, 1998 and 1997, there were no fixed maturity securities in the AEGON Portfolio deemed to have other than temporary impairments in value. In addition, there were no fixed maturity securities at such dates which have been non-income producing for the preceding twelve months.

     At December 31, 1998 and 1997, the carrying value of problem fixed maturities (as hereafter defined -- see Note 12) held in the AEGON Portfolio was $0.0 million and $24.4 million, respectively. In addition, at such dates the

                      THE MONY GROUP INC. AND SUBSIDIARIES
carrying value of potential problem fixed maturities held in the AEGON Portfolio was $3.7 million and $7.4 million, respectively. Also, none of the fixed maturity securities held in the AEGON Portfolio at December 31, 1998 and 1997 or prior thereto had been restructured.

     The amortized cost and estimated fair value of fixed maturity securities held in the AEGON Portfolio, by contractual maturity dates, (excluding scheduled sinking funds), as of December 31, 1998 are as follows ($ in millions):

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
Due in one year or less.....................................  $  162.6      $  164.1
Due after one year through five years.......................     752.2         778.2
Due after five years through ten years......................     304.6         322.2
Due after ten years.........................................      37.7          38.3
                                                              --------      --------
Subtotal....................................................   1,257.1       1,302.8
Mortgage and asset backed securities........................     307.5         317.4
                                                              --------      --------
          Total.............................................  $1,564.6      $1,620.2
                                                              ========      ========

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The net change in unrealized investment gains (losses) represents the only component of other comprehensive income generated by the AEGON Portfolio for the years ended December 31, 1998, 1997, 1996 and prior thereto. Following is a summary for the AEGON Portfolio of the change in unrealized investment gains (losses) (see Note 12):

                                                              1998     1997      1996
                                                              -----    -----    ------
                                                                  ($ IN MILLIONS)
CHANGE IN UNREALIZED GAINS (LOSSES) ON INVESTMENTS
Fixed maturities............................................  $(4.0)   $(1.5)   $(41.6)
                                                              -----    -----    ------

  Mortgage Loans on Real Estate

     Mortgage loans on real estate in the AEGON Portfolio at December 31, 1998 and 1997 consist of the following ($ in millions):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Mortgage loans..............................................  $230.8     $361.5
Valuation allowances........................................   (16.0)     (13.6)
                                                              ------     ------
Mortgage loans, net of valuation allowance..................  $214.8     $347.9
                                                              ======     ======

     An analysis of the valuation allowances with respect to the AEGON Portfolio for 1998, 1997 and 1996 is as follows ($ in millions):

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Balance, beginning of year..................................  $13.6    $22.2    $31.8
Increase (decrease) in allowance............................    2.9     (5.1)    (8.7)
Reduction due to pay downs and pay offs.....................   (0.5)    (1.6)     0.0
Transfers to real estate....................................    0.0     (1.9)    (0.9)
                                                              -----    -----    -----
Balance, end of year........................................  $16.0    $13.6    $22.2
                                                              =====    =====    =====

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Impaired mortgage loans along with related valuation allowances with respect to the AEGON Portfolio at December 31, 1998 and 1997 are as follows ($ in millions):

                                                                  AS OF DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Investment in impaired mortgage loans (before valuation
  allowances):
  Loans that have valuation allowances......................  $ 71.1    $ 56.6    $ 92.2
  Loans that do not have valuation allowances...............     4.4      45.8      53.5
                                                              ------    ------    ------
          Subtotal..........................................    75.5     102.4     145.7
Valuation allowances........................................   (11.4)     (5.8)     (9.8)
                                                              ------    ------    ------
Impaired mortgage loans, net of valuation allowances........  $ 64.1    $ 96.6    $135.9
                                                              ======    ======    ======

     Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans.

     During the years ended December 31, 1998, 1997, and 1996, the average recorded investment in impaired mortgage loans with respect to the AEGON Portfolio was approximately $80.4 million, $116.3 million, and $127.4 million, respectively. For the years ended December 31, 1998, 1997, and 1996 approximately $4.5 million, $6.5 million, and $13.1 million, respectively, of interest income on impaired loans with respect to the AEGON Portfolio was earned.

     At December 31, 1998 and 1997, the carrying values of mortgage loans which were non-income producing for the twelve months preceding such dates with respect to the AEGON Portfolio were $0.0 million and $21.6 million, respectively.

     At December 31, 1998 and 1997 the AEGON Portfolio held restructured mortgage loans of $59.7 million and $88.5 million, respectively. Interest income of $4.0 million, $6.6 million, and $10.4 million was recognized on restructured mortgage loans for the years ended December 31, 1998, 1997, and 1996, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $6.9 million, $9.2 million, and $11.1 million for the years ended December 31, 1998, 1997, and 1996, respectively.

     The following table presents the maturity distribution of mortgage loans held in the AEGON Portfolio as of December 31, 1998 ($ in millions).

                                                              DECEMBER 31, 1998
                                                              -----------------
                                                              CARRYING    % OF
                                                               VALUE      TOTAL
                                                              --------    -----
Due in one year or less.....................................   $ 64.3      29.9%
Due after one year through five years.......................    101.2      47.1
Due after five years through ten years......................     42.1      19.6
Due after ten years.........................................      7.2       3.4
                                                               ------     -----
          Total.............................................   $214.8     100.0%
                                                               ======     =====

  Real Estate

     As of December 31, 1998 and 1997, the AEGON Portfolio had real estate held for investment of $37.9 million and $50.4 million, respectively, which are net of $18.2 million and $25.6 million, respectively, of impairments taken upon foreclosure of mortgage loans. Losses recorded during the years ended December 31, 1998, 1997 and 1996 related to impairments taken upon foreclosure were $0.0 million, $4.3 million, and $16.8 million, respectively.

     Real estate is net of accumulated depreciation of $2.5 million, and $1.8 million at December 31, 1998 and 1997, respectively. Depreciation expense of $1.1 million, $1.4 million, and $0.7 million, was recorded for the years ended December 31, 1998, 1997, and 1996, respectively.

     There was no real estate included in the AEGON Portfolio which was non-income producing for the twelve months preceding December 31, 1998, 1997, and 1996, respectively.

                      THE MONY GROUP INC. AND SUBSIDIARIES

11. INVESTMENT INCOME, REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES), AND COMPREHENSIVE INCOME:

     Net investment income for the years ended December 31, 1998, 1997 and 1996 was derived from the following sources ($ in millions):

                                                               1998      1997      1996
                                                              ------    ------    ------
NET INVESTMENT INCOME
Fixed maturities............................................  $418.1    $422.5    $392.4
Equity securities...........................................    53.6      53.5      54.5
Mortgage loans..............................................   118.7     137.1     159.2
Real estate.................................................    44.4      56.2      84.1
Policy loans................................................    72.5      82.2      80.2
Other investments (including cash & short-terms)............    23.9      22.4      29.3
                                                              ------    ------    ------
Total investment income.....................................   731.2     773.9     799.7
Investment expenses.........................................    42.1      40.9      48.1
                                                              ------    ------    ------
Net investment income.......................................  $689.1    $733.0    $751.6
                                                              ======    ======    ======

     Net realized gains (losses) on investments for the years ended December 31, 1998, 1997 and 1996 are summarized as follows ($ in millions):

                                                               1998     1997     1996
                                                              ------    -----    -----
NET REALIZED GAINS (LOSSES) ON INVESTMENTS
Fixed maturities............................................  $  8.3    $ 7.3    $ 6.2
Equity securities...........................................     6.9     35.8     30.0
Mortgage loans..............................................     5.4     10.4      8.4
Real estate.................................................   127.6     20.1     20.8
Other invested assets.......................................    20.5     (1.5)    10.5
                                                              ------    -----    -----
Net realized gains on investments...........................  $168.7    $72.1    $75.9
                                                              ======    =====    =====

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Following is a summary of the change in unrealized investment gains (losses), net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 4), which are reflected in Accumulated Other Comprehensive Income for the periods presented. The net change in unrealized investment gains (losses) and the change in the Company's minimum pension liability represent the only components of other comprehensive income for the years ended December 31, 1998, 1997 and 1996 as presented below:

                                                               1998      1997      1996
                                                              ------    ------    -------
                                                                    ($ IN MILLIONS)
OTHER COMPREHENSIVE INCOME
------------------------------------------------------------
Change in unrealized gains(losses):
Fixed maturities............................................  $ 66.8    $ 98.7    $(126.7)
Equity securities...........................................    24.2       0.6       13.8
Other.......................................................    (1.8)      3.7        1.0
                                                              ------    ------    -------
Subtotal....................................................    89.2     103.0     (111.9)
AEGON Portfolio (See Note 10)...............................    (4.0)     (1.5)     (41.6)
                                                              ------    ------    -------
Subtotal....................................................    85.2     101.5     (153.5)
Effect on unrealized gains (losses) on investments
  attributable to:
  DAC.......................................................    (6.7)    (47.9)      61.0
  Deferred federal income taxes.............................   (28.4)    (17.7)      32.6
Net unrealized gains and DAC transferred to the Closed
  Block.....................................................   (18.7)      0.0        0.0
                                                              ------    ------    -------
Change in unrealized gains (losses) on investments, net.....    31.4      35.9      (59.9)
Minimum pension liability adjustment (See Note 7)...........     2.9      (2.9)       0.0
                                                              ------    ------    -------
  Other comprehensive income................................  $ 34.3    $ 33.0    $ (59.9)
                                                              ======    ======    =======

     The following table sets forth the reclassification adjustments required for the years ended December 31, 1998, 1997, and 1996 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

                                                               1998      1997      1996
                                                              ------    ------    -------
                                                                    ($ IN MILLIONS)
RECLASSIFICATION ADJUSTMENTS
Unrealized gains (losses) on investments arising during
  period....................................................  $ 39.3    $ 53.5    $ (44.8)
Reclassification adjustment for gains included in net
  income....................................................    (7.9)    (17.6)     (15.1)
                                                              ------    ------    -------
Unrealized gains (losses) on investments, net of
  reclassification adjustments..............................  $ 31.4    $ 35.9    $ (59.9)
                                                              ======    ======    =======

     Unrealized gains (losses) on investments, (excluding net unrealized gains (losses) and DAC on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 1998, 1997 and 1996 are net of income tax expense (benefit) of $24.1 million, $8.2 million, and $(40.8) million, respectively, and $0.8 million, $(30.2) million, and $(75.5) million, respectively, relating to the effect of such unrealized gains (losses) on DAC.

     Reclassification adjustments, (excluding net unrealized gains (losses) and DAC on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 1998, 1997 and 1996 are net of income tax expense of $4.3 million, $9.5 million and $8.2 million, respectively, and $(7.5) million, $(17.7) million and $(14.5) million, respectively, relating to the effect of such amounts on DAC.

                      THE MONY GROUP INC. AND SUBSIDIARIES

12.  INVESTMENTS:

  Fixed Maturity Securities Available-For-Sale:

     The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available for sale as of December 31, 1998 and 1997 are as follows ($ in millions):

                                                                              GROSS            GROSS            ESTIMATED
                                                        AMORTIZED          UNREALIZED       UNREALIZED            FAIR
                                                          COST                GAINS           LOSSES              VALUE
                                                   -------------------   ---------------   -------------   -------------------
                                                     1998       1997      1998     1997    1998    1997      1998       1997
                                                   --------   --------   ------   ------   -----   -----   --------   --------
US Treasury securities and obligations of U.S.
  government agencies............................  $   63.8   $  131.4   $  3.2   $  2.3   $ 0.0   $ 0.1   $   67.0   $  133.6
Collateralized mortgage obligations:
  Government agency-backed.......................     180.2      398.9      3.3      6.6     0.0     0.3      183.5      405.2
  Non-agency backed..............................      85.7      112.4      3.4      4.4     0.0     0.0       89.1      116.8
Other asset-backed securities:
  Government agency-backed.......................      20.0       68.1      1.0      1.3     0.0     0.3       21.0       69.1
  Non-agency backed..............................     347.5      474.4     12.2     17.5     0.9     0.3      358.8      491.6
Foreign governments..............................      16.6        0.0      1.2      0.0     0.6     0.0       17.2        0.0
Utilities........................................     385.2      719.1     17.2     30.6     5.1     2.2      397.3      747.5
Corporate bonds..................................   1,908.0    3,852.2     75.3    141.4     9.0    14.7    1,974.3    3,978.9
                                                   --------   --------   ------   ------   -----   -----   --------   --------
         Total bonds.............................   3,007.0    5,756.5    116.8    204.1    15.6    17.9    3,108.2    5,942.7
Redeemable preferred stocks......................      23.5        7.9      0.6      0.1     0.3     0.6       23.8        7.4
                                                   --------   --------   ------   ------   -----   -----   --------   --------
         Total...................................  $3,030.5   $5,764.4   $117.4   $204.2   $15.9   $18.5   $3,132.0   $5,950.1
                                                   ========   ========   ======   ======   =====   =====   ========   ========

     The carrying value of the Company's fixed maturity securities at December 31, 1998 and 1997 is net of adjustments for impairments in value deemed to be other than temporary of $15.1 million and $7.3 million, respectively.

     There were no fixed maturity securities at December 31, 1998 and 1997, which have been non-income producing for the twelve months preceding such dates.

     The Company classifies fixed maturity securities which, (i) are in default as to principal or interest payments, or (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or
(iv) are deemed to have other than temporary impairments to value as "problem fixed maturity securities". At December 31, 1998 and 1997, the carrying value of problem fixed maturities held by the Company was $33.9 million and $30.2 million, respectively. In addition, at December 31, 1998 and 1997, the Company held $8.6 million and $0.0 million of fixed maturity securities which had been restructured. Gross interest income that would have been recorded in accordance with the original terms of restructured fixed maturity securities amounted to $0.9 million and $0.0 million for the years ended December 31, 1998 and 1997, respectively. Gross interest income on these fixed maturity securities included in net investment income aggregated $1.3 million and $0.0 million for the years ended December 31, 1998 and 1997, respectively.

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 1998, are as follows ($ in millions):

                                                                       1998
                                                              -----------------------
                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
Due in one year or less.....................................  $  108.2      $  108.4
Due after one year through five years.......................     667.9         685.9
Due after five years through ten years......................     998.5       1,040.8
Due after ten years.........................................     622.5         644.5
                                                              --------      --------
          Subtotal..........................................   2,397.1       2,479.6
Mortgage- and asset-backed securities.......................     633.4         652.4
                                                              --------      --------
          Total.............................................  $3,030.5      $3,132.0
                                                              ========      ========

     Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Proceeds from sales of fixed maturity securities including those in the Closed Block during 1998, 1997 and 1996 were $396.9 million, $225.0 million and $197.3 million, respectively. Gross gains of $10.6 million, $5.2 million, and $4.1 million and gross losses of $2.9 million, $2.6 million, and $4.3 million were realized on these sales, respectively.

  Equity Securities

     The cost, gross unrealized gains and losses, and estimated fair value of marketable and nonmarketable equity securities at December 31, 1998 and 1997 are as follows ($ in millions):

                                                                    GROSS            GROSS          ESTIMATED
                                                                  UNREALIZED      UNREALIZED          FAIR
                                                   COST             GAINS           LOSSES            VALUE
                                              ---------------   --------------   -------------   ---------------
                                               1998     1997     1998    1997    1998    1997     1998     1997
                                              ------   ------   ------   -----   -----   -----   ------   ------
Marketable equity securities................  $233.6   $165.3   $ 48.7   $30.2   $ 6.7   $ 4.9   $275.6   $190.6
Nonmarketable equity securities.............   128.2    101.4     65.7    53.0    12.3     7.2    181.6    147.2
                                              ------   ------   ------   -----   -----   -----   ------   ------
                                              $361.8   $266.7   $114.4   $83.2   $19.0   $12.1   $457.2   $337.8
                                              ======   ======   ======   =====   =====   =====   ======   ======

     Proceeds from sales of equity securities during 1998, 1997 and 1996 were $165.0 million, $234.1 million and $164.7 million, respectively. Gross gains of $24.4 million, $44.4 million, and $35.9 million and gross losses of $17.2 million, $4.7 million, and $4.5 million were realized on these sales, respectively.

13.  MORTGAGE LOANS ON REAL ESTATE AND REAL ESTATE:

     Mortgage loans on real estate at December 31, 1998 and 1997 consist of the following ($ in millions):

                                                                1998        1997
                                                              --------    --------
Commercial mortgage loans...................................  $  546.1    $  963.5
Agricultural and other loans................................     465.4       521.5
                                                              --------    --------
Total loans.................................................   1,011.5     1,485.0
Less: valuation allowances..................................     (23.2)      (54.9)
                                                              --------    --------
Mortgage loans, net of valuation allowances.................  $  988.3    $1,430.1
                                                              ========    ========

     An analysis of the valuation allowances for 1998, 1997 and 1996 is as follows ($ in millions):

                                                               1998      1997     1996
                                                              ------    ------    -----
Balance, beginning of year..................................  $ 54.9    $ 67.0    $79.6
Increase (decrease) in allowance............................    11.9       1.4     (4.2)
Reduction due to pay downs and pay offs.....................   (16.0)    (12.7)    (0.6)
Transfers to real estate....................................    (4.0)     (0.8)    (7.8)
Transfers to the Closed Block...............................   (23.6)      0.0      0.0
                                                              ------    ------    -----
Balance, end of year........................................  $ 23.2    $ 54.9    $67.0
                                                              ======    ======    =====

     Impaired mortgage loans along with related valuation allowances were as follows ($ in millions):

                                                               1998      1997
                                                              ------    ------
Investment in impaired mortgage loans (before valuation
  allowances):
Loans that have valuation allowances........................  $116.7    $199.1
Loans that do not have valuation allowances.................    29.5     167.1
                                                              ------    ------
          Subtotal..........................................   146.2     366.2
Valuation allowances........................................    10.9      32.8
                                                              ------    ------
          Impaired mortgage loans, net of valuations
          allowances........................................  $135.3    $333.4
                                                              ======    ======

     Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans or loans on which impairment writedowns were taken prior to the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

                      THE MONY GROUP INC. AND SUBSIDIARIES

     During 1998 and 1997, the average recorded investment in impaired mortgage loans was approximately $300.1 million and $349.9 million, respectively including Closed Block mortgages. During 1998, 1997, and 1996, the Company recognized $24.2 million, $28.5 million, and $33.3 million, respectively, of interest income on impaired loans (see Note 20.)

     At December 31, 1998 and 1997, the carrying values of mortgage loans which were non-income producing for the twelve months preceding such dates were $12.9 million and $21.1 million, respectively.

     At December 31, 1998 and 1997, the Company had restructured mortgage loans of $110.6 million (excluding the Closed Block) and $242.7 million, respectively. Interest income of $13.0 million, $20.3 million and $19.8 million was recognized on restructured mortgage loans in 1998, 1997, and 1996, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $18.1 million, $26.7 million, and $26.3 million in 1998, 1997 and 1996, respectively.

     The following table summarizes the Company's real estate at December 31, 1998 and 1997:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                ($ IN MILLIONS)
Real estate to be disposed of(1)............................  $ 393.7     $800.2
Impairment writedowns.......................................    (50.2)     (96.3)
Valuation allowance.........................................    (30.6)     (82.7)
                                                              -------     ------
Carrying value of real estate to be disposed of.............  $ 312.9     $621.2
                                                              =======     ======
Real estate held for investment(2)..........................  $ 381.9     $533.6
Impairment writedowns.......................................    (60.6)     (37.7)
                                                              -------     ------
Carrying value of real estate held for investment...........  $ 321.3     $495.9
                                                              =======     ======

---------------

(1) Amounts presented as of December 31, 1998 and 1997 are net of $29.0 million and $75.0 million, respectively, relating to impairments taken upon foreclosure of mortgage loans.

(2) Amounts presented as of December 31, 1998 and 1997 are net of $26.8 million and $35.0 million, respectively, relating to impairments taken upon foreclosure of mortgage loans.

     An analysis of the valuation allowances relating to real estate classified as to be disposed of for the years ended December 31, 1998, 1997 and 1996 is as follows ($ in millions):

                                                                 1998      1997      1996
                                                                ------    ------    ------
Balance, beginning of year..................................    $ 82.7    $ 46.0    $ 49.1
Increase due to transfers of properties to real estate to be
  disposed of during the year...............................       1.7      66.1      11.6
Increases (decreases) in valuation allowances from the end
  of the prior period on properties to be disposed of.......       5.0      (2.3)      5.2
Decrease as a result of transfers of valuation allowances to
  held for investment.......................................     (13.5)      0.0       0.0
Decrease as a result of sale................................     (45.3)    (27.1)    (19.9)
                                                                ------    ------    ------
Balance, end of year........................................    $ 30.6    $ 82.7    $ 46.0
                                                                ======    ======    ======

     Real estate is net of accumulated depreciation of $290.1 million and $494.4 million for 1998 and 1997, respectively, and depreciation expense recorded was $26.6 million, $45.1 million and $48.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997, the carrying value of real estate which was non-income producing for the twelve months preceding such dates was $12.5 million and $34.5 million, respectively. Approximately 77.8% of such real estate at December 31, 1998 consisted of land and the balance consisted of vacant buildings.

     The carrying value of impaired real estate as of December 31, 1998 and 1997 was $78.4 million and $62.3 million, respectively. The depreciated cost of such real estate as of December 31, 1998 and 1997 was $189.1 million and $196.4 million before impairment writedowns of $110.7 million and $134.0 million, respectively. The aforementioned impairments occurred primarily as a result of low occupancy levels and other market related factors. Losses recorded during 1998, 1997, and 1996 related to impaired real estate aggregated $5.9 million, $0.0 million, and $3.8 million, respectively,

                      THE MONY GROUP INC. AND SUBSIDIARIES
and are included as a component of net realized gains on investments. Substantially all impaired real estate is allocated to the Protection Products segment.

14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of the Company's financial instruments approximate their carrying amounts except for long-term debt as described below. The methods and assumptions utilized in estimating the fair values of the Company's financial instruments are summarized as follows:

  Fixed Maturities and Equity Securities

     The estimated fair values of fixed maturity securities are based upon quoted market prices, where available. The fair values of fixed maturity securities not actively traded and other non-publicly traded securities are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments. Equity securities primarily consist of investments in common stocks and limited partnership interests. The fair values of the Company's investment in common stocks are determined based on quoted market prices, where available. The fair value of the Company's investments in limited partnership interests are based on amounts reported by such partnerships to the Company.

  Mortgage Loans

     The fair values of mortgage loans are estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral.

  Policy Loans

     Policy loans are an integral component of insurance contracts and have no maturity dates. Management has determined that it is not practicable to estimate the fair value of policy loans.

  Long-term Debt

     The fair value of long-term debt at December 31, 1998 was $419.9 million and is determined based on contractual cash flows discounted at market rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate which takes into account the level of current market interest rates and collateral risk.

  Separate Account Assets and Liabilities

     The estimated fair value of assets held in Separate Accounts is based on quoted market prices. The fair value of liabilities related to Separate Accounts is the amount payable on demand, which includes surrender charges.

  Investment-Type Contracts

     The fair values of annuities are based on estimates of the value of payments available upon full surrender. The fair values of the Company's liabilities under guaranteed investment contracts are estimated by discounting expected cash outflows using interest rates currently offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

15.  REINSURANCE:

     Life insurance business is ceded on a yearly renewable term basis under various reinsurance contracts. The Company's general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

     The Company has entered into coinsurance agreements with other insurers related to a portion of its extended term insurance, guaranteed interest contract and long-term disability claim liabilities and reinsures approximately 50% of its block of paid-up life insurance policies.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     The following table summarizes the effect of reinsurance for the years indicated:

                                                               1998       1997      1996
                                                              -------    ------    ------
                                                                    ($ IN MILLIONS)
Direct premiums (includes $78.4, $78.1 and $78.2 of accident and health premiums for 1998, 1997, and 1996,
  respectively).............................................  $ 728.7    $871.0    $889.4
Reinsurance assumed.........................................      5.3       6.2       8.3
Reinsurance ceded (includes $(78.2), $(3.5), and $(3.4) of
  accident and health premiums for 1998, 1997, and 1996,
  respectively).............................................   (112.3)    (38.6)    (37.9)
                                                              -------    ------    ------
     Net premiums...........................................  $ 621.7    $838.6    $859.8
                                                              =======    ======    ======
Universal life and investment type product policy fee income
  ceded.....................................................  $   8.9    $  8.8    $  8.5
                                                              =======    ======    ======
Policyholders' benefits ceded...............................  $ 107.3    $ 69.0    $ 44.6
                                                              =======    ======    ======
Interest credited to policyholders' account balances
  ceded.....................................................  $   6.5    $  9.9    $ 14.5
                                                              =======    ======    ======

     The Company is contingently liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

     Effective December 31, 1997, the Company transferred all of its existing in force disability income insurance business to a third party reinsurer under an indemnity reinsurance contract and ceased writing new disability income insurance business. As a result of this transaction, the Company recorded a loss before tax of approximately $9.1 million for the year ended December 31, 1997.

16.  DEBT:

     The Company's debt at December 31, 1998 and 1997 consists of the following ($ in millions):

                                                               1998      1997
                                                              ------    ------
DEBT:
Surplus notes...............................................  $231.7    $219.6
Real estate mortgage encumbrances...........................    94.6     155.8
Other.......................................................    49.1      48.2
                                                              ------    ------
                                                              $375.4    $423.6
                                                              ======    ======

  Surplus Notes

     On December 31, 1997, the Company issued the MONY Notes in connection with the Investment Agreement (see Note 2). The MONY Notes have a face amount of $115.0 million, a coupon rate of interest of 9.5% per annum, and mature on December 30, 2012. Interest on the MONY Notes is payable semi-annually and principal is payable at maturity. Payment of interest on the MONY Notes may only be made upon the prior approval of the New York State Superintendent of Insurance.

     On August 15, 1994, the Company issued Surplus Notes due August 15, 2024 with a face amount of $125.0 million. The notes were issued at a discount of approximately 42.1% from the principal amount payable at maturity, resulting in net proceeds after issuance expenses of approximately $70.0 million. The amount of such original issue discount represents a yield of 11.25% per annum for the period from August 15, 1994 until August 15, 1999. Interest on the notes will not accrue until August 15, 1999; thereafter, interest on the notes is scheduled to be paid on February 15 and August 15 of each year, commencing February 15, 2000, at a rate of 11.25% per annum.

     Payment of interest on the notes may only be made upon the prior approval of the New York State Superintendent of Insurance. The Company amortizes the discount using the interest method. For the years ended December 31, 1998, 1997, and 1996, the Company recorded interest expense of $12.1 million, $10.8 million, and $9.7 million, respectively, related to these notes.

                      THE MONY GROUP INC. AND SUBSIDIARIES

  Real Estate Mortgage Encumbrances

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 7.9% to 8.7%. Maturities range from June 2000 to July 2009. For the years ended December 31, 1998, 1997 and 1996, interest expense on such mortgage loans aggregated $9.0 million, $12.3 million, and $12.9 million, respectively.

  Other

     During 1989, the Company entered into a transaction which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8% per annum. Interest is cumulative. Periodic interest payments are not required. All principal and interest are effectively due at the maturity of the obligation (March 30, 2000) which is subject to extension at the option of the creditor. However, interest may be paid periodically subject to available cash flow from the real estate properties. At December 31, 1998 and 1997, the outstanding balance of the obligation including accrued interest was $42.4 million and $41.3 million, respectively. Interest expense on the obligation of $3.1 million, $3.0 million, and $2.9 million is reflected in Other Operating Costs and Expenses on the statements of income for the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1988, the Company financed one of its real estate properties under a sales/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note is due January 1, 2009. The transaction is accounted for as a financing. Accordingly, the facility remains on the Company's books and continues to be depreciated. An obligation representing the total proceeds on the sale was recorded by the Company at the effective date of the transaction, and is reduced based on payments under the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.1 million in 1999, $7.3 million in 2000, $7.4 million in 2001, $7.6 million in 2002, $7.7 million in 2003 and $41.0 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     Prior to December 31, 1997, the Company had outstanding debt which represented floating rate notes that were issued by a trust that qualified as a Real Estate Mortgage Investment Conduit (REMIC) under Section 860 of the Internal Revenue Code. For the years ended December 31, 1997 and 1996, the Company recorded interest expense of $0.8 million and $3.3 million, respectively, related to the REMIC. The weighted average interest rate on the notes for the years ended December 31, 1997 and 1996 was 5.9%, and 5.8%, respectively.

     Prior to December 31, 1997, the Company had outstanding Eurobond debt. For the years ended December 31, 1997 and 1996 interest expense on the Eurobonds outstanding aggregated $2.1 million and $18.3 million, respectively. The weighted average interest rate on such debt for the years ended December 31, 1997 and 1996 was 8.13%, and 8.2%, respectively.

     At December 31, 1998, aggregate maturities of long-term debt based on required principal payments for 1999 and the succeeding four years are $12.2 million, $87.0 million, $35.9 million, $0.5 million, and $0.5 million, respectively, and $247.6 million thereafter.

17.  OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK:

  Financial Instruments with Off-Balance Sheet Risk:

     Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 1998 and 1997, securities loaned by the Company under this agreement had a fair value of approximately $98.9 million and $36.4 million, respectively. The minimum collateral on securities loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

  Concentration of Credit Risk:

     At December 31, 1998 and 1997, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 3.5% and 1.9%, respectively, of total cash and invested assets.

     The Company's fixed maturity securities are diversified by industry type. The industries that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 1998 are Non-Government Asset/Mortgage-Backed of $448.0 million (14.3%), Public Utilities of $412.9 million (13.2%), Consumer Goods and Services of $408.5 million (13.1%), Other Manufacturing of $391.3 million (12.5%).

                      THE MONY GROUP INC. AND SUBSIDIARIES

     At December 31, 1997 the industries that comprise 10% or more of the carrying value of the fixed maturity securities were Other Manufacturing of $804.9 million (13.5%), Public Utilities of $747.9 million (12.6%), Consumer Goods and Services of $614.6 million (10.3%), Non-Government Asset/Mortgage-Backed of $608.4 million (10.2%), and Government and Agencies of $607.9 million (10.2%).

     The Company holds below investment grade fixed maturity securities with a carrying value of $252.0 million at December 31, 1998. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 1997, the carrying value of the Company's investments in below investment grade fixed maturity securities amounted to $304.3 million.

     The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values (in millions) at December 31, 1998 and 1997 are as follows:

                                                                    1998                 1997
                                                              -----------------    -----------------
GEOGRAPHIC REGION
Mountain....................................................  $  392.5     24.2%   $  591.5     23.2%
West........................................................     315.8     19.5       399.2     15.7
Southeast...................................................     292.2     18.0       616.3     24.2
Northeast...................................................     261.5     16.1       494.2     19.4
Midwest.....................................................     220.7     13.6       253.7     10.0
Southwest...................................................     139.8      8.6       192.3      7.5
                                                              --------    -----    --------    -----
                                                              $1,622.5    100.0%   $2,547.2    100.0%
                                                              ========    =====    ========    =====

     The states with the largest concentrations of mortgage loans and real estate investments at December 31, 1998 are: Arizona, $235.3 million (14.5%); California $179.6 million (11.1%); New York, $140.7 million (8.7%); Georgia, $96.9 million (6.0%); Illinois, $93.0 million (5.7%); New Jersey, $93.0 million (5.7%); Texas, $91.1 million (5.6%).

     As of December 31, 1998 and 1997, the real estate and mortgage loan portfolio was also diversified as follows ($ in millions):

                                                                    1998                 1997
                                                              -----------------    -----------------
PROPERTY TYPE:
Office buildings............................................  $  585.4     36.1%   $1,092.4     42.9%
Agricultural................................................     459.7     28.4       515.0     20.2
Hotel.......................................................     264.9     16.3       344.8     13.5
Retail......................................................     164.1     10.1       332.1     13.0
Industrial..................................................      51.0      3.1       111.4      4.4
Other.......................................................      72.7      4.5        84.6      3.4
Apartment Buildings.........................................      24.7      1.5        66.9      2.6
                                                              --------    -----    --------    -----
                                                              $1,622.5    100.0%   $2,547.2    100.0%
                                                              ========    =====    ========    =====

18.  COMMITMENTS AND CONTINGENCIES:

     (a) In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies in the 1980s and 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one recently filed action and another being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     On June 7, 1996, the New York State Supreme Court certified the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Company and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions (with one exception discussed below) have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case. The Massachusetts District Court in the multidistrict litigation has entered an order essentially holding all of the federal cases in abeyance pending the action of the Goshen case. On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts. During 1996, the Company paid $12.6 million to settle a number of these claims in the state of Alabama and, accordingly, recorded such amount in Other Operating Costs and Expenses for the year then ended.

     With respect to all of the other aforementioned pending litigation, the Company recorded a provision, which is reflected in Other Operating Costs and Expenses, of $10.3 million, $0.0 million, and $27.6 million during the years ended December 31, 1998, 1997 and 1996, respectively. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the consolidated financial statements at December 31, 1998, resulting from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Insurance companies are subject to assessments, up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

     The Company maintains two lines of credit with domestic banks totaling $150.0 million with scheduled renewal dates in September 1999 and September 2003. Under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The Company has not borrowed against these lines of credit since their inception.

     At December 31, 1998, the Company had commitments to issue $39.2 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.7% to 7.7%. In addition, the Company had commitments to issue $76.4 million of fixed rate commercial mortgage loans with interest rates ranging from 7.0% to 8.1%. The Company had no commitments outstanding to purchase private fixed maturity securities as of December 31, 1998. At December 31, 1998, the Company had commitments to contribute capital to its equity partnership investments of $100.8 million.

     (b) The order, referred to above, by the New York State Supreme Court on October 21, 1997 was affirmed by the New York State Appellate Division, First Department on March 18, 1999. All actions before the United States District Court for the District of Massachusetts are still pending. In addition, on or about February 25, 1999, a proported class action was filed against MONY Life Insurance Company of America ("MLOA") in Kentucky State Court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the Judicial Panel on multidistrict litigation for the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. The Company intends vigorously to defend that litigation. Due to the early stage of this litigation no determination can be made as to whether the Company will incur any loss with respect to this matter.

     On February 23, 1999, the MONY Group's Board of Directors approved a quarterly dividend of $0.10 per share. The dividend will be payable March 26, 1999 to shareholders of record March 8, 1999 (see Note 19).

19.  STATUTORY FINANCIAL INFORMATION AND REGULATORY RISK-BASED CAPITAL:

     Financial statements of the Company prepared in accordance with SAP for filing with the New York State Insurance Department (the "Department") differ from financial statements of the Company prepared in accordance with GAAP. The principal differences result from the following: (i) subsidiaries are generally accounted for under the equity method of accounting under SAP, whereas subsidiaries in which the Company has a majority voting interest are consolidated under GAAP; (ii) acquisition costs are charged to operations as incurred under SAP rather than being amortized over the expected life of the contracts under GAAP; (iii) certain assets designated as "non-admitted assets" are charged directly to statutory surplus under SAP but are reflected as assets under GAAP; (iv) federal income taxes are provided only on taxable income for which income taxes are currently payable under SAP, whereas under GAAP deferred income taxes are

                      THE MONY GROUP INC. AND SUBSIDIARIES
recognized; (v) an interest maintenance reserve ("IMR") and asset valuation reserve ("AVR") are computed based on specific statutory requirements and recorded under SAP, whereas under GAAP, such reserves are not recognized; (vi) surplus notes are reported in statutory surplus under SAP, whereas under GAAP, such notes are recorded as a liability; (vii) premiums for universal life and investment-type products are recognized as revenue when due under SAP, whereas under GAAP, such amounts are recorded as deposits and not included in the Company's revenues; (viii) future policy benefit reserves are based on specific statutory requirements regarding mortality and interest, without consideration of withdrawals, and are reported net of reinsurance under SAP, whereas, under GAAP, such reserves are calculated using a net level premium method based on actuarial assumptions equal to guaranteed mortality and dividend fund interest rates and are reported gross of reinsurance; (ix) investments in bonds and redeemable preferred stocks are generally carried at amortized cost under SAP, whereas under GAAP, such investments are classified as "available for sale" and reported at estimated fair value; (x) pension expense for the Company's qualified defined benefit pension plan is recognized when pension contributions are deductible for federal income tax purposes, whereas under GAAP, such expense is recognized over the service period for all eligible employees; (xi) postretirement benefits are recognized for vested employees and current retirees under SAP, whereas under GAAP, such expenses are recognized over the service period for all eligible employees; (xii) methods used for calculating real estate and mortgage loan impairments, valuation allowances, and real estate depreciation under GAAP are different from those permitted under SAP; and (xiii) certain contracts with reinsurers are accounted for as reinsurance under SAP, whereas under GAAP, such contracts are accounted for as deposits ("financial reinsurance").

     MONY Life is restricted as to the amounts it may pay as dividends to the MONY Group. Under the New York Insurance Law, the New York Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. The New York Insurance Department has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices.

     Set forth below are reconciliations of the Company's combined capital and surplus and the net change in capital and surplus, determined in accordance with SAP, with its equity and net income reported in accordance with GAAP as of and for each year ended December 31, 1998, 1997, and 1996, respectively.

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Capital and surplus.........................................  $1,015.8    $  835.4    $  703.5
AVR.........................................................     341.8       348.6       317.7
                                                              --------    --------    --------
Capital and surplus, and AVR................................   1,357.6     1,184.0     1,021.2
Adjustments:
  Future policy benefits and policyholders' account
     balances...............................................    (254.8)     (386.5)     (356.8)
  Deferred policy acquisition costs.........................     439.7     1,007.1     1,095.2
  Valuation of investments:
     Real estate............................................    (182.1)     (343.9)     (372.7)
     Mortgage loans.........................................     (30.9)      (77.1)      (91.2)
     Fixed maturity securities..............................      55.8       154.4        39.9
     Other..................................................      25.8        12.0        12.7
  Deferred federal income taxes.............................      12.4        (6.6)      (42.6)
  Reinsurance...............................................    (106.7)     (108.7)     (141.0)
  Surplus notes.............................................    (231.7)     (219.6)      (93.8)
  Pension and postretirement benefits.......................      89.4        71.3        66.2
  Non-admitted assets.......................................      95.3        51.5        40.8
  MONY Group Inc. equity....................................      50.5          --          --
  Other, net................................................     (10.0)      (17.3)       (7.4)
Closed Block:
  Investments...............................................     123.1
  Future Policy Benefits and Policyholders' account
     balance................................................    (130.5)
  Deferred Policy Acquisition costs.........................     554.6
  Deferred Federal income taxes.............................     (61.2)
  Other.....................................................     (18.7)
                                                              --------    --------    --------
GAAP Equity.................................................  $1,777.6    $1,320.6    $1,170.5
                                                              ========    ========    ========

                      THE MONY GROUP INC. AND SUBSIDIARIES

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Net change in capital and surplus...........................  $  180.4    $  131.9    $   14.5
Change in AVR...............................................      (6.8)       30.9        32.4
                                                              --------    --------    --------
Net change in capital and surplus, and AVR..................     173.6       162.8        46.9
Adjustments:
  Future policy benefits and policyholders' account
     balances...............................................       1.2       (29.7)       (9.9)
  Reinsurance...............................................       2.0        32.3         5.3
  Deferred policy acquisition costs.........................      (6.5)      (40.2)      (12.9)
  Valuation of investments
     Real estate............................................     161.8        28.8        12.0
     Mortgage loans.........................................       8.0        14.1        15.0
     Fixed maturity securities..............................     (13.8)        8.6       (13.6)
     Other..................................................       2.8         6.3        (2.0)
  Deferred federal income taxes.............................     (13.7)       53.4        35.3
  Issuance of surplus notes.................................        --      (115.0)         --
  Amortization of discount on surplus notes.................     (12.1)      (10.8)       (9.7)
  Pension and postretirement benefits.......................      18.1         5.1        (4.1)
  Capital contribution......................................    (221.9)         --          --
  Policy credits............................................      13.2          --          --
  Change in non-admitted assets.............................      43.8        10.7         0.9
  Other, net................................................       7.5        (9.3)       (6.7)
                                                              --------    --------    --------
Net income..................................................  $  164.0    $  117.1    $   56.5
                                                              ========    ========    ========

     The difference between statutory basis "net income" and the "net change in capital and surplus, and AVR" reflected in the reconciliation above primarily relates to the AVR, unrealized gains (losses) on equity securities, reinsurance gains, and certain contingency provisions which for statutory reporting purposes are charged directly to surplus and are not reflected in statutory basis net income. The combined statutory net income reported by the Company for the years ended December 31, 1998, 1997, and 1996 was $9.7 million, $88.5 million, and $62.7 million, respectively.

     In March 1998, the National Association of Insurance Commissioners ("NAIC") voted to adopt its Codification of Statutory Accounting Principles project (referred to hereafter as "codification"). Codification is a modified form of statutory accounting principles that will result in changes to the current NAIC Accounting Practices and Procedures Manual applicable to insurance enterprises. Although adoption of codification by all states is not a certainty, the NAIC has recommended that all states enact codification as soon as practicable with an effective date of January 1, 2001. It is currently anticipated that codification will become an NAIC state accreditation requirement starting in 2002. In addition, the American Institute of Certified Public Accountants and the NAIC have agreed to continue to allow the use of certain permitted accounting practices when codification becomes effective in 2001. Any accounting differences from codification principles, however, must be disclosed and quantified in the footnotes to the audited financial statements. Therefore, codification will likely result in changes to what are currently considered prescribed statutory insurance accounting practices.

     Each insurance company's state of domicile imposes minimum risk-based capital requirements. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company's insurance subsidiaries exceed the minimum risk based capital requirements.

     As part of their routine regulatory oversight, the Department recently completed an examination of MONY for each of the five years in the period ended December 31, 1996, and the Arizona State Insurance Department recently completed an examination of MONY's wholly owned life insurance subsidiary, MONY Life Insurance Company of America, for each of the three years in the period ended December 31, 1996. The reports did not cite any matter which would result in a material effect on the Company's financial condition or results of operations.

                      THE MONY GROUP INC. AND SUBSIDIARIES

20.  CLOSED BLOCK -- SUMMARY FINANCIAL INFORMATION

     Summarized financial information of the Closed Block as of December 31, 1998 and November 16, 1998 (date of establishment) and for the period from November 16, 1998 through December 31, 1998 is presented below:

                                                              DECEMBER 31,   NOVEMBER 16,
                                                                  1998           1998
                                                              ------------   ------------
                                                                    ($ IN MILLIONS)
ASSETS:
Fixed Maturities:
  Available for sale, at estimated fair value (amortized
     cost, $3,423.0 and $3,433.9)...........................    $3,574.0       $3,586.5
Mortgage loans on real estate...............................       431.7          464.9
Policy loans................................................     1,208.4        1,205.7
Cash and cash equivalents...................................       134.4           46.9
Premiums receivable.........................................        16.8           17.9
Deferred policy acquisition costs...........................       554.6          562.3
Other assets................................................       241.3          249.2
                                                                --------       --------
          Total Closed Block assets.........................    $6,161.2       $6,133.4
                                                                ========       ========

LIABILITIES:
Future policy benefits......................................    $6,715.6       $6,681.8
Policyholders' account balances.............................       298.0          296.4
Other policyholders' liabilities............................       163.5          171.3
Other liabilities...........................................       113.6          109.7
                                                                --------       --------
          Total Closed Block liabilities....................    $7,290.7       $7,259.2
                                                                ========       ========

                                                                NOVEMBER 16,
                                                                1998 THROUGH
                                                                DECEMBER 31,
                                                                    1998
                                                              ----------------
                                                              ($ IN MILLIONS)
REVENUES:
Premiums....................................................       $100.1
Net investment income.......................................         46.6
Net realized gains (losses) on investments..................          2.4
Other Income................................................          0.6
                                                                   ------
          Total revenues....................................        149.7
                                                                   ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................        110.0
Interest credited to policyholders' account balances........          1.0
Amortization of deferred policy acquisition costs...........          9.0
Dividends to policyholders..................................         22.4
Other operating costs and expenses..........................          1.6
                                                                   ------
          Total benefits and expenses.......................        144.0
                                                                   ------
Contribution from the Closed Block..........................       $  5.7
                                                                   ======

     At December 31, 1998 and November 16, 1998, there were no adjustments in the value of fixed maturity securities in the Closed Block deemed to be other than temporary or fixed maturities which have been non-income producing for the twelve months preceding such dates.

     At December 31, 1998 and November 16, 1998, there were no problem fixed maturities or fixed maturities which were restructured.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value of fixed maturity securities in the Closed Block, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 1998 are as follows ($ in millions):

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
Due in one year or less.....................................  $   47.0      $   47.4
Due after one year through five years.......................     868.3         887.6
Due after five years through ten years......................   1,443.4       1,524.8
Due after ten years.........................................     565.0         605.2
                                                              --------      --------
          Subtotal..........................................   2,923.7       3,065.0
Mortgage and asset backed securities........................     499.3         509.0
                                                              --------      --------
                                                              $3,423.0      $3,574.0
                                                              ========      ========

     Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Mortgage loans on real estate in the Closed Block at December 31, 1998 and November 16, 1998 consist of the following ($ in millions):

                                                              DECEMBER 31,    NOVEMBER 16,
                                                                  1998            1998
                                                              ------------    ------------
Commercial mortgage loans...................................     $382.0          $395.7
Agricultural and other loans................................       73.3            93.9
                                                                 ------          ------
          Subtotal..........................................      455.3           489.6
Less: valuation allowances..................................       23.6            24.7
                                                                 ------          ------
Mortgage loans, net of valuation allowances.................     $431.7          $464.9
                                                                 ======          ======

     An analysis of the valuation allowances for the period from November 16, 1998 through December 31, 1998 is as follows ($ in millions):

Beginning balance, November 16, 1998........................    $24.7
Increase (decrease) in allowance............................     (0.8)
Reduction due to pay downs and pay offs.....................     (0.3)
                                                                -----
Balance, December 31, 1998..................................    $23.6
                                                                =====

     Impaired mortgage loans along with related valuation allowances were as follows as of December 31, 1998 ($ in millions):

Investment in impaired mortgage loans (before valuation allowances):

Loans that have valuation allowances........................    $117.9
Loans that do not have valuation allowances.................      31.1
                                                                ------
          Subtotal..........................................     149.0
Valuation allowances........................................     (17.5)
                                                                ------
Impaired mortgage loans, net of valuation allowances........    $131.5
                                                                ======

     Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans or loans on which impairment writedowns were taken prior to the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

     During the period from November 16, 1998 through December 31, 1998, the Closed Block's average recorded investment in impaired mortgage loans was approximately $138.3 million and the Closed Block recognized $1.8 million of interest income on impaired loans.

     At December 31, 1998 the carrying values of mortgage loans in the Closed Block which were non-income producing for the twelve months preceding such date was $0.5 million.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     At December 31, 1998, the Closed Block had restructured mortgage loans of $54.8 million. Interest income of $0.7 million was recognized on such loans during the period from November 16, 1998 through December 31, 1998. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $0.8 million.

21.  PRO FORMA INFORMATION (UNAUDITED)

     The unaudited pro forma earnings information give effect to the Transaction as if it occurred January 1, 1998. Accordingly, pro forma earnings reflect the elimination of demutualization expenses, which were assumed to have been fully incurred prior to January 1, 1998, and the elimination of the differential earnings (surplus) tax applicable to mutual life insurance companies. MONY Life is no longer subject to the differential earnings (surplus) tax as a stock life insurance company.

     The unaudited pro forma information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the Transaction been consummated on the date assumed, and does not in any way represent a projection or forecast of the Company's consolidated results of operations as of any future date or for any future period.

     The pro forma revenues and expenses of the Closed Block for the year ended December 31, 1998, based on certain estimates and assumptions that management believes are reasonable, as if the Closed Block had been established on January 1, 1998, are summarized below:

Premiums....................................................    $  643.9
Net investment income.......................................       373.8
Net realized gains on investments...........................        10.2
Other income................................................         1.9
                                                                --------
  Total revenues............................................     1,029.8
                                                                --------
Benefits to policyholders...................................       665.4
Interest credited to policyholders' account balances........         8.7
Amortization of deferred policy acquisition costs...........        78.8
Dividends to policyholders..................................       214.9
Other operating costs and expenses..........................         9.8
                                                                --------
  Total benefits and expenses...............................       977.6
                                                                --------
     Contribution from the Closed Block.....................    $   52.2
                                                                ========

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Quarterly results of operations for the years ended December 31, 1998 and 1997 are summarized in the table below:

                                                                           THREE MONTHS ENDED
                                                           ---------------------------------------------------
                                                           MARCH 31    JUNE 30    SEPTEMBER 30     DECEMBER 31
                                                           --------    -------    -------------    -----------
                                                                             ($ IN MILLIONS)
1998
Total revenues...........................................   $498.0     $546.5        $463.4          $348.3
Income before extraordinary item.........................     53.4       74.7          41.2            21.9
Extraordinary item -- demutualization expenses, net......     (5.1)      (4.6)         (5.8)          (11.7)
Net income...............................................     48.3       70.1          35.4            10.2
1997
Total revenues...........................................   $478.0     $477.5        $473.4          $547.5
Income before extraordinary item.........................     27.2       19.3          44.3            39.6
Extraordinary item -- demutualization expenses, net......       --       (2.4)         (0.9)          (10.0)
Net income...............................................     27.2       16.9          43.4            29.6

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
             CONSOLIDATED FINANCIAL STATEMENT SUPPLEMENTAL SCHEDULE

To the Board of Directors of
The MONY Group Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 15, 1999, except for Note 18(b), as to which the date is March 22, 1999, appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the information included in the consolidated financial statement supplemental schedule listed in the Index to Consolidated Financial Statements on page F-1. In our opinion, the consolidated financial statement supplemental schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
February 15, 1999 except for Note 18(b) to The MONY
Group Inc. consolidated financial statements, as to which the date is March 22, 1999.

                              THE MONY GROUP INC.

                            CONDENSED BALANCE SHEET
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                  1998          1997
                                                              ------------    ---------
                                                                  ($ IN THOUSANDS)
                                        ASSETS
Cash and cash equivalents...................................  $   58,896.8    $      --
Investment in Subsidiary....................................   1,727,067.9           --
Other assets................................................            --     10,001.0
                                                              ------------    ---------
          Total assets......................................  $1,785,964.7    $10,001.0
                                                              ============    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................       8,346.2           --
Common stock, $0.01 par value, authorized 400 million
  shares; 47.2 million shares issued and outstanding........         472.4           --
Capital in excess of par....................................   1,768,346.1     10,001.0
Retained earnings...........................................       8,800.0           --
                                                              ------------    ---------
          Total shareholders' equity........................   1,777,618.5     10,001.0
                                                              ------------    ---------
          Total liabilities and shareholders' equity........  $1,785,964.7    $10,001.0
                                                              ============    =========

 These condensed financial statements of The MONY Group Inc. should be read in conjunction with the accompanying notes hereto, and the consolidated financial statements of The MONY Group Inc. and Subsidiaries and related notes thereto presented elsewhere herein.

                              THE MONY GROUP INC.

                         CONDENSED STATEMENT OF INCOME
        FOR THE PERIOD FROM JANUARY 1, 1998 (COMMENCEMENT OF OPERATIONS)
                           THROUGH DECEMBER 31, 1998
                                ($ IN THOUSANDS)

REVENUES:
Net investment income.......................................     $    852.2
Net realized losses on investments..........................           (2.6)
                                                                 ----------
          Total revenues....................................          849.6
                                                                 ----------

EXPENSES:
Other operating expenses....................................            4.1
                                                                 ----------
          Total Expenses....................................            4.1
                                                                 ----------

Equity in net income of subsidiary..........................      163,461.1
                                                                 ----------
Income before income taxes..................................      164,306.6
Income tax expense..........................................          295.9
                                                                 ----------
Net income..................................................     $164,010.7
                                                                 ==========

 These condensed financial statements of The MONY Group Inc. should be read in conjunction with the accompanying notes hereto, and the consolidated financial statements of The MONY Group Inc. and Subsidiaries and related notes thereto presented elsewhere herein.

                              THE MONY GROUP INC.

                       CONDENSED STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM JANUARY 1, 1998 (COMMENCEMENT OF OPERATIONS)
                           THROUGH DECEMBER 31, 1998
                                ($ IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................    $ 164,010.7
Adjustments to reconcile net income to net cash provided by
  operating activities......................................
  Equity in net income of subsidiary........................     (163,461.1)
  Change in other assets and accounts payable...............        9,998.4
  Change in current taxes payable...........................          295.9
  Realized losses on investments............................            2.6
                                                                -----------
Net cash provided by operating activities...................       10,846.5

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital contribution to subsidiary........................     (221,917.8)
                                                                -----------
Net cash used by investing activities.......................     (221,917.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering.................      282,483.8
  Payment to eligible policyholders.........................      (12,515.7)
                                                                -----------
Net cash provided by financing activities...................      269,968.1

NET INCREASE IN CASH AND CASH EQUIVALENTS...................       58,896.8
Cash and cash equivalent, beginning of year.................             --
                                                                -----------
Cash and cash equivalents, end of year......................    $  58,896.8
                                                                ===========

 These condensed financial statements of The MONY Group Inc. should be read in conjunction with the accompanying notes hereto, and the consolidated financial statements of The MONY Group Inc. and Subsidiaries and related notes thereto presented elsewhere herein.

                              THE MONY GROUP INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.  ORGANIZATION:

     On November 16, 1998, pursuant to its Plan of Reorganization (the "Plan") which was approved by the New York Superintendent of Insurance on the same day (the "Plan Effective Date"), The Mutual Life Insurance Company of New York ("MONY") converted from a mutual life insurance company to a stock life insurance company (the "Demutualization") and became a wholly owned subsidiary of The MONY Group Inc., (the "MONY Group" or the "Holding Company"), a Delaware corporation organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. The MONY Group has no other operations or subsidiaries. In connection with the Plan eligible policyholders received cash, policy credits, or shares of common stock of the MONY Group in exchange for their membership interests in MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock and MONY changed its name to MONY Life Insurance Company (MONY Life Insurance Company and its subsidiaries are hereafter collectively referred to as "MONY Life"). The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to the aforementioned eligible policyholders.

     Net proceeds from the Offerings totalled $282.5 million. Approximately $60.6 million of the net proceeds were retained by the MONY Group and the balance of approximately $221.9 million was contributed to MONY Life.

     Of the net proceeds contributed by the MONY Group to MONY Life, approximately $168.2 million is for use by MONY Life in its general operations, approximately $13.2 million was used to fund policy credits required to be credited to Eligible Policyholders pursuant to the Plan, and $40.5 million represents a reimbursement for the estimated after-tax cost of expenses incurred by MONY Life to effect the demutualization, as required by the New York Insurance Law.

     Of the net proceeds retained by the MONY Group, approximately $2.5 million was used to pay cash to Eligible Policyholders who received cash as described in the Plan (other than pursuant to an expression of a preference to receive cash), $10.0 million is for working capital for the MONY Group, $30.0 million is to be used to pay dividends on the MONY Group's common stock and $18.1 million was used by the MONY Group to pay cash to eligible policyholders pursuant to an expression of a preference to receive cash in accordance with the Plan.

2.  BASIS OF PRESENTATION:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements have been prepared consistent with, and should be read in conjunction with, the consolidated financial statements and notes thereto of The MONY Group Inc. and Subsidiaries presented elsewhere herein, except that MONY Group carries its investment in its subsidiaries, which are wholly owned, under the equity method.

3.  INVESTMENT AGREEMENT:

     On December 30, 1997, affiliates of Goldman, Sachs & Co. (the "Investors"), one of the underwriters for the Offerings, entered into an investment agreement with MONY (the "Investment Agreement"), pursuant to which: (i) the Investors purchased, for $115.0 million (the "Consideration"), Surplus Notes issued by MONY (the "MONY Notes") with an aggregate principal amount equal to the Consideration, and (ii) the Investors purchased, for $10.0 million, warrants (the "Warrants") to purchase from the Holding Company (after giving effect to the initial public offering) in the aggregate 7.0% of the fully diluted Common Stock as of the first date following such effectiveness on which shares of Common Stock were first issued to Eligible Policyholders, (December 24, 1998).

     The purchase price payable for each share of the Common Stock issuable upon exercise of the Warrants is the initial public offering price of the Common Stock, unless the average of the daily closing prices of the Common Stock for the 40 trading days following the first 20 trading days after December 24, 1998 is greater than 115% of the initial public offering price, in which case such exercise price shall be equal to the sum of the initial public offering price plus an amount equal to one half of the excess of such 40 day average over 115% of the initial public offering price. The aforementioned 40 trading day period ended on March 24, 1999. Accordingly, the actual exercise price of the Warrants, which will be used in diluted earnings per share calculations for periods subsequent to December 31, 1998, is $23.50 per share. The Warrants contain standard anti-dilution provisions, providing for adjustment to the exercise price in the event of, among other things, a dividend or other distribution of capital stock, evidences of indebtedness or other property, issuances of rights, options or warrants, certain cash dividends and certain tender offers.

4.  DIVIDEND RESTRICTIONS:

     The Holding Company's cash flows consist of dividends from MONY Life, if declared and paid and investment income on assets held by the Holding Company, offset by expenses incurred for salaries and other expenses. As a holding company, the Holding Company's ability to meet cash requirements and pay dividends depends upon the receipt of

                              THE MONY GROUP INC.

dividends and other payments from MONY Life. The payment of dividends by MONY Life to the Holding Company is regulated under state insurance law. Under the New York Insurance Law, MONY Life will be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. In addition, the state insurance laws contain similar restrictions on the ability of MONY Life's insurance subsidiaries to pay dividends to MONY Life.

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                            DESCRIPTIONS
     -------   ------------------------------------------------------------
       2.1     Plan of Demutualization, as amended*
       3.1     Form of Amended and Restated Certificate of Incorporation of
               the Company*
       3.2     Form of By-laws of the Company, as amended*
       3.3     Amendments to By-laws of the Company
       4.1     Form of Certificate for the Common Stock, par value $0.01
               per share*
       4.2     Form of MONY Note*
       4.3     Form of Warrant*
      10.1     Investment Agreement, dated as of December 30, 1997, among
               MONY, the Holding Company and GS Mezzanine Partners, GS
               Mezzanine Partners Offshore, L.P., Stone Street Fund 1997,
               L.P. and Bridge Street Fund 1997, L.P.*
      10.2     Registration Rights Agreement dated as of December 30, 1997, by and among MONY, the Holding Company and the Investors*
      10.3     Fiscal Agency Agreement dated as of December 30, 1997, by
               and among MONY and Citibank, N.A.*
      10.4     Amended and Restated Reinsurance Agreement, effective as of
               January 1, 1994, between MONY and Life Reassurance
               Corporation of America*
      10.5     Portfolio Indemnity Reinsurance Agreement, effective as of
               December 30, 1995, between MONY and The Guardian Life
               Insurance Company of America, and all amendments thereto*
      10.6     Amendment Eight to the Amended and Restated Portfolio
               Indemnity Reinsurance Agreement, effective as of December
               31, 1995, between MONY and The Guardian Life Insurance
               Company of America*
      10.7     Amendment Nine to the Amended and Restated Portfolio
               Indemnity Reinsurance Agreement, dated as of December 31,
               1995, between MONY and The Guardian Life Insurance Company of America*
      10.8     Amended and Restated Reinsurance Agreement (Amendment
               Eleven), effective as of December 31, 1995, between MONY and
               Lyndon Life Insurance Company*
      10.9     Assignment and Novation Agreement, effective January 1,
               1996, by and among MONY, Lyndon Life Insurance Company and
               RGA Reinsurance Company*
      10.10    Amendment Twelve to the Amended and Restated Reinsurance
               Agreement, effective as of January 1, 1996, between MONY and
               RGA Reinsurance Company*
      10.11    Amendment Thirteen to the Amended and Restated Reinsurance
               Agreement, effective as of January 1, 1996, between MONY and
               RGA Reinsurance Company*
      10.12    Agreement of Lease, dated as of December 17, 1990, between
               1740 Broadway Associates L.P. and MONY, and all amendments thereto*
      10.13    Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.14    Second Amendment to Agreement of Lease, dated as of August
               6, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.15    Third Amendment to Agreement of Lease, dated as of December
               18, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.16    Fourth Amendment to Agreement of Lease, dated as of January
               14, 1997, between 1740 Broadway Associates L.P. and MONY*
      10.17    Fifth Amendment to Agreement of Lease, dated as of May 30,
               1997, between 1740 Broadway Associates L.P. and MONY*
      10.18    Letter Agreement, dated as of April 26, 1996, to accompany
               Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.19    Letter, dated as of December 18, 1996, amending Letter
               Agreement, dated as of April 26, 1996, to accompany First
               Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.20    Letter, dated as of January 14, 1997, amending Letter
               Agreement, dated as of April 26, 1996, to accompany
               Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.21    Agreement of Lease, dated as of December 21, 1988, between
               Continental Towers and MONY, and all amendments thereto*
      10.22    First Amendment to Agreement of Lease, dated as of January
               14, 1994, between Continental Towers and MONY*

     EXHIBIT
     NUMBER                            DESCRIPTIONS
     -------   ------------------------------------------------------------
      10.23    Second Amendment to Agreement of Lease, dated as of October
               15, 1997, between Continental Towers and MONY*
      10.24    1998 Stock Incentive Plan*
      10.25    Asset Transfer and Acquisition Agreement, dated as of
               December 31, 1993, by and among MONY, AEGON USA, Inc. and
               AUSA Life Insurance Company, Inc.*
      10.26    Series A Note Purchase Agreement, dated as of December 31,
               1993, by and between AEGON USA, Inc. and MONY*
      10.27    Series B Note Purchase Agreement, dated as of December 31,
               1993, by and between AEGON USA, Inc. and MONY*
      10.28    Fiscal Agency Agreement, dated as of August 15, 1994,
               between MONY and The Chase Manhattan Bank, N.A.*
      10.29    Excess Benefit Plan for MONY Employees*
      10.30    Form of MONY Deferred Compensation Plan Agreement for Key
               Employees*
      10.31    Form of MONY Deferred Compensation Plan Agreement for MONY
               Trustees*
      10.32    1988 Equity Share Plan*
      10.33    Form of Equity Share Plan Deferred Compensation Agreement*
      10.34    Split Dollar Life Insurance Plan*
      10.35    Form of Employment Agreement applicable to Messrs. Roth,
               Levine and Foti*
      10.36    Form of Employment Agreement applicable to Messrs. Conklin,
               Connors, Mulroy, Waldron, Hall and Daddario*
      10.37    Form of Shareholder Rights Agreement*
      10.38    Letter Agreement, dated June 25, 1997, between MONY and The
               Chase Manhattan Bank*
      10.39    Letter Agreement, dated June 19, 1997, between MONY and
               Fleet Bank*
      10.40    Letter Agreement, dated June 30, 1997, between MONY and
               Citibank, N.A.*
      10.41    Letter Agreement, dated June 30, 1997, between MONY and
               Mellon Bank*
      10.42    Letter Agreement, dated August 6, 1997, between MONY and
               State Street Bank and Trust Company*
      10.43    The MONY Group Inc. Annual Incentive Compensation Plan*
      10.44    Form of Change in Control Employment Agreements*
      21.1     Subsidiaries of the registrant
      27.1     Financial Data Schedule

---------------

      * Incorporated herein by reference to the corresponding Exhibit Number to the Company's Registration Statement on Form S-1, Registration Number 333-63835.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on March 29, 1999.

                                      THE MONY GROUP INC.

                                      By: /s/ MICHAEL ISOR ROTH
                                        ----------------------------------------
                                        Name: Michael Isor Roth
                                        Title: Chairman of the Board and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

                     SIGNATURES                                                  TITLE
                     ----------                                                  -----

                /s/ MICHAEL ISOR ROTH                    Chairman of the Board and Chief Executive Officer;
-----------------------------------------------------    Director (Principal Executive Officer)
                  Michael Isor Roth

                /s/ RICHARD DADDARIO                     Executive Vice President and Chief Financial Officer
-----------------------------------------------------    (Principal Financial Officer)
                  Richard Daddario

                   /s/ LARRY COHEN                       Vice President and Controller (Principal Accounting
-----------------------------------------------------    Officer)
                     Larry Cohen

               /s/ CLAUDE MARK BALLARD                   Director
-----------------------------------------------------
                 Claude Mark Ballard

                /s/ TOM HANS BARRETT                     Director
-----------------------------------------------------
                  Tom Hans Barrett

               /s/ DAVID LINCOLN CALL                    Director
-----------------------------------------------------
                 David Lincoln Call

               /s/ GLEN ROBERT DURHAM                    Director
-----------------------------------------------------
                 Glen Robert Durham

              /s/ JAMES BERNARD FARLEY                   Director
-----------------------------------------------------
                James Bernard Farley

               /s/ SAMUEL JOSEPH FOTI                    President and Chief Operating Officer and Director
-----------------------------------------------------
                 Samuel Joseph Foti

               /s/ ROBERT HOLLAND, JR.                   Director
-----------------------------------------------------
                 Robert Holland, Jr.

             /s/ JAMES LAWRENCE JOHNSON                  Director
-----------------------------------------------------
               James Lawrence Johnson

              /s/ ROBERT RAYMOND KILEY                   Director
-----------------------------------------------------
                Robert Raymond Kiley

                     SIGNATURES                                                  TITLE
                     ----------                                                  -----
               /s/ KENNETH MARC LEVINE                   Executive Vice President and Chief Investment Officer
-----------------------------------------------------    and Director
                 Kenneth Marc Levine

                /s/ JOHN ROBERT MEYER                    Director
-----------------------------------------------------
                  John Robert Meyer

              /s/ JANE CAHILL PFEIFFER                   Director
-----------------------------------------------------
                Jane Cahill Pfeiffer

             /s/ THOMAS CHARLES THEOBALD                 Director
-----------------------------------------------------
               Thomas Charles Theobald