Form 10-Q
period 1999-03-31
MONY GROUP INC
filed 1999-05-17
CIK 1069822

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

     As of May 5, 1999, there were 47,237,746 shares of the Registrant's common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      THE MONY GROUP INC. AND SUBSIDIARIES

     INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I   FINANCIAL INFORMATION

         ITEM 1:  Unaudited interim condensed consolidated balance sheets as
                    of March 31, 1999 and December 31, 1998...................    4
                  Unaudited interim condensed consolidated statements of
                    income and comprehensive income for the three-month
                    periods ended March 31, 1999 and 1998.....................    5
                  Unaudited interim condensed consolidated statement of
                    changes in shareholders' equity for the three-month period
                    ended March 31, 1999......................................    6
                  Unaudited interim condensed consolidated statements of cash flows for the three-month periods ended March 31, 1999 and
                    1998......................................................    7
                  Notes to unaudited interim condensed consolidated financial
                    statements................................................    8

         ITEM 2:  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................   18
                  Investments.................................................   30

         ITEM 3:  Quantitative and Qualitative Disclosures About Market
                    Risk......................................................   38

PART II  OTHER INFORMATION

         ITEM 1:  Legal Proceedings...........................................   39

         ITEM 2:  Changes in Securities.......................................   39

         ITEM 3:  Defaults upon Senior Securities.............................   39

         ITEM 4:  Submission of Matters to a Vote of Security Holders.........   39

         ITEM 5:  Other Information...........................................   39

         ITEM 6:  Exhibits and Reports on Form 8-K............................   40

SIGNATURES....................................................................  S-1

FORWARD-LOOKING STATEMENTS

     The management of The MONY Group Inc. (the "Company") has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: (i) losses with respect to the Company's equity real estate, and the success of the Company's continuing process of selectively selling its equity real estate; (ii) the success of the recently implemented "tiering" of the Company's career agency sales force, and the ability to attract and retain productive agents; (iii) the Company's ability to control operating expenses; (iv) a successful appeal of the order of the New York Superintendent of Insurance approving the Company's plan of reorganization; (v) a successful appeal of the decision and order of the New York State Appellate Division, First Department, affirming the successful appeal of the decision and order of the New York Supreme Court grant of summary judgement in the case of Goshen v. The Mutual Life Insurance Company of New York; (vi) the cost of defending other litigation and the risk of unanticipated material adverse outcomes in such litigation; (vii) deterioration in the experience of the closed block established in connection with the Company's Demutualization, as hereafter defined; (viii) the performance of the stock markets; (ix) the intensity of competition from other financial institutions; (x) the Company's mortality, morbidity, persistency and claims experience; (xi) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (xii) the Company's financial and claims paying ratings; (xiii) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xiv) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (xv) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption and
(xvi) the risks associated with Year 2000 non-compliance by the Company and third-parties (including vendors and suppliers, reinsurers and others doing business with the Company), unanticipated costs associated with Year 2000 compliance due to, among other things the inability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of resources including personnel and timely and accurate responses and corrections by third parties.

                      THE MONY GROUP INC. AND SUBSIDIARIES

            UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
ASSETS
Investments:
Securities available-for-sale at fair value:
  Fixed maturities..........................................  $ 3,092.5     $ 3,132.0
  Equity securities.........................................      414.9         457.2
Mortgage loans on real estate...............................    1,063.6         988.3
Policy loans................................................       61.9          61.1
Real estate to be disposed of...............................      333.1         312.9
Real estate held for investment.............................      287.4         321.3
Other invested assets.......................................       30.8          40.7
                                                              ---------     ---------
                                                                5,284.2       5,313.5
Cash and cash equivalents...................................      375.1         329.1
Accrued investment income...................................       66.8          68.9
Amounts due from reinsurers.................................      480.4         475.9
Deferred policy acquisition costs...........................      466.1         439.7
Other assets................................................      362.7         325.6
Assets transferred in Group Pension Transaction (Note 4)....    5,474.7       5,751.8
Separate account assets.....................................    6,043.4       6,090.3
Closed Block assets (Note 6)................................    6,141.2       6,161.2
                                                              ---------     ---------
          Total assets......................................  $24,694.6     $24,956.0
                                                              =========     =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................  $   946.4     $   960.0
Policyholders' account balances.............................    2,015.8       1,991.7
Other policyholders' liabilities............................      110.2         104.8
Amounts due to reinsurers...................................       91.8          93.4
Accounts payable and other liabilities......................      518.1         526.7
Short-term debt.............................................       43.0            --
Long-term debt..............................................      335.5         375.4
Current federal income taxes payable........................      113.0          79.1
Liabilities transferred in Group Pension Transaction (Note
  4)........................................................    5,455.1       5,678.5
Separate accounts liabilities...............................    6,030.4       6,078.1
Closed Block liabilities (Note 6)...........................    7,271.5       7,290.7
                                                              ---------     ---------
          Total liabilities.................................  $22,930.8     $23,178.4
Commitments and contingencies (Note 5)
Common stock, $.01 par value; 400 million shares authorized;
  47.2 million shares issued and outstanding................        0.5           0.5
Capital in excess of par....................................    1,615.9       1,615.9
Retained earnings...........................................       50.1           8.8
Accumulated other comprehensive income......................       97.3         152.4
                                                              ---------     ---------
          Total shareholders' equity........................  $ 1,763.8     $ 1,777.6
                                                              ---------     ---------
          Total liabilities and shareholders' equity........  $24,694.6     $24,956.0
                                                              =========     =========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
               THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                                   1999             1998
                                                              --------------      ---------
                                                              ($ IN MILLIONS, EXCEPT SHARE
                                                               DATA AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................        $ 23.3         $176.4
Universal life and investment-type product policy fees......          45.4           36.6
Net investment income.......................................          94.8          182.2
Net realized gains on investment............................          28.9           57.5
Group Pension Profits (Note 4)..............................          14.3            9.6
Other income................................................          42.0           35.1
Contribution from the Closed Block (Note 6).................          10.5             --
                                                               -----------         ------
                                                                     259.2          497.4
                                                               -----------         ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................          39.9          186.5
Interest credited to policyholders' account balances........          27.9           30.3
Amortization of deferred policy acquisition costs...........          16.8           32.9
Dividends to policyholders..................................            --           54.6
Other operating costs and expenses..........................         103.8          109.4
                                                               -----------         ------
                                                                     188.4          413.7
                                                               -----------         ------
Income before income taxes and extraordinary item...........          70.8           83.7
Income tax expense..........................................          24.8           30.3
                                                               -----------         ------
Income before extraordinary item............................          46.0           53.4
                                                               -----------         ------
Extraordinary item -- demutualization expenses, net.........            --            5.1
                                                               -----------         ------
Net income..................................................          46.0           48.3
Other comprehensive loss, net...............................         (55.1)          (0.7)
                                                               -----------         ------
Comprehensive (loss)/income.................................        $ (9.1)        $ 47.6
                                                               ===========         ======
Income before extraordinary items/net income................        $ 46.0
                                                               ===========
Basic Earnings Per Share....................................        $ 0.97
                                                               ===========
Diluted Earnings Per Share..................................        $ 0.97
                                                               ===========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................    47,238,156
Plus: incremental shares from assumed conversion of
  warrants..................................................       196,538
                                                               -----------
Weighted-average shares used in diluted per share
  calculations..............................................    47,434,694
                                                               ===========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

               UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                    THREE-MONTH PERIOD ENDED MARCH 31, 1999

                                                                                   ACCUMULATED
                                                          CAPITAL                     OTHER            TOTAL
                                               COMMON    IN EXCESS    RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                               STOCK      OF PAR      EARNINGS       INCOME           EQUITY
                                               ------    ---------    --------    -------------    -------------
                                                                        ($ IN MILLIONS)
Balance, December 31, 1998...................   $0.5     $1,615.9      $ 8.8         $152.4          $1,777.6
Dividends....................................                           (4.7)                            (4.7)
Comprehensive loss
  Net income.................................                           46.0                             46.0
  Other comprehensive loss:
     Unrealized gains on investments, net of
       unrealized losses, reclassification
       adjustments, and taxes................                                         (55.1)            (55.1)
                                                                                                     --------
Comprehensive loss...........................                                                            (9.1)
                                                ----     --------      -----         ------          --------
Balance, March 31, 1999......................   $0.5     $1,615.9      $50.1         $ 97.3          $1,763.8
                                                ====     ========      =====         ======          ========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  64.3    $  93.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities..........................................    110.2      155.8
  Equity securities.........................................     93.4       69.0
  Mortgage loans on real estate.............................     38.7       44.7
  Real estate...............................................     12.4       57.8
  Other invested assets.....................................      0.6       51.3
Acquisitions of investments:
  Fixed maturities..........................................   (124.2)    (361.2)
  Equity securities.........................................    (30.5)     (51.3)
  Mortgage loans on real estate.............................   (111.9)     (75.4)
  Real estate...............................................     (6.8)     (11.6)
  Other invested assets.....................................     (0.7)      (0.5)
  Policy loans, net.........................................     (4.6)      (2.3)
  Other, net................................................     (0.5)       8.1
Property plant and equipment, net...........................     (9.3)      (2.6)
                                                              -------    -------
Net cash provided by/(used in) investing activities.........    (33.2)    (118.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt..........................................     (0.7)      (0.9)
Receipts from annuity and universal life policies credited
  to policyholder account balances..........................    393.4      326.1
Return of policyholder account balances on annuity and
  universal life policies...................................   (365.1)    (366.0)
Dividends paid to shareholders..............................     (4.7)        --
Payments to eligible policyholders..........................     (8.0)        --
                                                              -------    -------
Net cash used in financing activities.......................     14.9      (40.8)
                                                              -------    -------
Net increase in cash and cash equivalents...................     46.0      (65.3)
Cash and cash equivalents, beginning of year................    329.1      313.4
                                                              -------    -------
Cash and cash equivalents, end of year......................  $ 375.1    $ 248.1
                                                              =======    =======

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS:

     On November 16, 1998, pursuant to its Plan of Reorganization (the "Plan") which was approved by the New York Superintendent of Insurance on the same day (the "Plan Effective Date"), The Mutual Life Insurance Company of New York ("MONY") converted from a mutual life insurance company to a stock life insurance company (the "Demutualization") and became a wholly owned subsidiary of The MONY Group Inc., (the "MONY Group"), a Delaware corporation organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. The MONY Group has no other operations or subsidiaries. In connection with the Plan, MONY established a closed block, to fund the guaranteed benefits and dividends of certain participating insurance policies and eligible policyholders received cash, policy credits, or shares of common stock of the MONY Group in exchange for their membership interests in MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock and MONY changed its name to MONY Life Insurance Company (MONY Life Insurance Company and its subsidiaries are hereinafter referred to as "MONY Life"). The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to the aforementioned policyholders.

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

     On December 31, 1998, MONY Life acquired Sagamore Financial Corporation ("Sagamore"), the parent company of U.S. Financial Life Insurance Company ("USFL") for a purchase price of $48 million. USFL is a special-risk carrier based in Ohio, which distributes its products in 41 states through brokerage general agencies.

2.  BASIS OF PRESENTATION:

     The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1998 in the Company's Form 10-K. The results of operations for the three-month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

     Products comprising the protection products segment primarily include a wide range of individual life insurance products, including; permanent and last survivor whole life, term life, universal life, variable universal life, group life, and group universal life. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits (see Note 4), (ii) the Closed Block

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

assets and liabilities, as well as the Contribution from the Closed Block which is reflected in "Other Income" in the table below (see Note 6), and (iii) the Company's disability income insurance business. Products comprising the accumulation products segment primarily include fixed annuities, non-participating interest sensitive products (including; single premium deferred annuities, flexible premium deferred annuities, immediate annuities, and flexible premium variable annuities), proprietary mutual funds, investment management services, and certain other financial services products. The Company's other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company's proprietary investment products and, in addition, provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's field agency force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (See Note 4).

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of March 31, 1999 and December 31, 1998 and for the three-month periods ended March 31, 1999 and 1998, as well as amounts not allocated to the segments. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate certain nonrecurring items to the segments. In addition, all segment revenues are from external customers.

     Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment. In addition, capital is allocated to each segment in amounts sufficient to maintain a targeted regulatory risk-based capital ("RBC") level for each segment. Allocations of net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company's product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the protection products segment.

     Amounts reported as "unallocated amounts" in the table below primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, and (ii) assets, liabilities, revenues and expenses of the MONY Group.

                                                                   FOR THE
                                                              THREE MONTH PERIOD
                                                               ENDED MARCH 31,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
                                                               ($ IN MILLIONS)
PREMIUMS:
Protection Products(1)......................................  $ 20.5      $170.4
Accumulation Products.......................................     0.4         0.5
Other Products..............................................     2.4         5.5
                                                              ------      ------
                                                              $ 23.3      $176.4
                                                              ======      ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products.........................................  $ 27.8      $ 21.0
Accumulation Products.......................................    17.2        15.0
Other Products..............................................     0.4         0.6
                                                              ------      ------
                                                              $ 45.4      $ 36.6
                                                              ======      ======
NET INVESTMENT INCOME AND NET REALIZED GAINS ON INVESTMENTS:
Protection Products(2)......................................  $ 82.0      $184.6
Accumulation Products.......................................    28.9        36.2
Other Products..............................................    10.9        18.5
Unallocated amounts.........................................     1.9         0.4
                                                              ------      ------
                                                              $123.7      $239.7
                                                              ======      ======

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   FOR THE
                                                              THREE MONTH PERIOD
                                                               ENDED MARCH 31,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
                                                               ($ IN MILLIONS)
OTHER INCOME:
Protection Products(3)(9)...................................  $ 28.1      $ 15.1
Accumulation Products.......................................    20.9        15.3
Other Products..............................................    16.8        12.8
Unallocated amounts.........................................     1.0         1.5
                                                              ------      ------
                                                              $ 66.8      $ 44.7
                                                              ======      ======
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products(13).....................................  $  9.1      $ 26.1
Accumulation Products.......................................     7.7         6.8
                                                              ------      ------
                                                              $ 16.8      $ 32.9
                                                              ======      ======
BENEFITS TO POLICYHOLDERS:(4)
Protection Products.........................................  $ 40.1      $183.7
Accumulation Products.......................................    18.3        20.1
Other Products..............................................     7.1        12.4
Unallocated amounts.........................................     2.3         0.6
                                                              ------      ------
                                                              $ 67.8      $216.8
                                                              ======      ======
OTHER OPERATING COSTS AND EXPENSES:
Protection Products.........................................  $ 60.1      $ 73.4
Accumulation Products.......................................    23.4        18.6
Other Products..............................................    20.3        17.4
                                                              ------      ------
                                                              $103.8      $109.4
                                                              ======      ======
INCOME BEFORE INCOME TAXES:
Protection Products.........................................  $ 49.8      $ 54.0
Accumulation Products.......................................    17.6        21.0
Other Products..............................................     2.8         7.4
Unallocated amounts.........................................     0.6         1.3
                                                              ------      ------
                                                              $ 70.8      $ 83.7
                                                              ======      ======

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
ASSETS:(7)
Protection Products(5)(10)..................................  $16,277.8     $16,578.7
Accumulation Products.......................................    6,060.5       6,171.3
Other Products..............................................    1,221.2       1,256.2
Unallocated amounts.........................................    1,135.1         949.8
                                                              ---------     ---------
                                                              $24,694.6     $24,956.0
                                                              =========     =========
DEFERRED POLICY ACQUISITION COSTS:
Protection Products(11).....................................  $   932.2     $   857.6
Accumulation Products.......................................      141.3         136.7
                                                              ---------     ---------
                                                              $ 1,073.5     $   994.3
                                                              =========     =========

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
POLICYHOLDERS' LIABILITIES:
Protection Products(6)(12)..................................  $10,229.6     $10,267.0
Accumulation Products.......................................    1,321.4       1,318.6
Other Products..............................................      450.8         455.6
Unallocated amounts.........................................       15.9          17.4
                                                              ---------     ---------
                                                              $12,017.7     $12,058.6
                                                              =========     =========
SEPARATE ACCOUNT LIABILITIES:(7)
Protection Products(8)......................................  $ 3,909.1     $ 4,056.8
Accumulation Products.......................................    4,357.1       4,452.6
Other Products..............................................      627.9         621.9
Unallocated amounts.........................................      780.4         776.4
                                                              ---------     ---------
                                                              $ 9,674.5     $ 9,907.7
                                                              =========     =========

---------------
 (1) Excludes $146.4 million revenues in individual life related to the Closed Block for the three-month period ended March 31, 1999.

 (2) Excludes $97.6 million of net investment income and net realized capital gains on investments in individual life related to the Closed Block for the three-month period ended March 31, 1999.

 (3) Includes Group Pension Profits of $14.3 million and $9.6 million for the three-month periods ended March 31, 1999 and 1998, respectively.

 (4) Includes interest credited to policyholders' account balances. Excludes $149.2 million of benefits to policyholders in individual life in the Closed Block for the three-month period ended March 31, 1999.

 (5) Includes assets transferred in the Group Pension Transaction of $5,474.7 million and $5,751.8 million as of March 31, 1999 and December 31, 1998, respectively.

 (6) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,778.5 million and $1,824.9 million as of March 31, 1999 and December 31, 1998, respectively.

 (7) Each segment includes separate account assets in an amount equal to the corresponding liability reported.

 (8) Includes separate account liabilities transferred in the Group Pension Transaction of $3,644.1 million and $3,829.6 million as of March 31, 1999 and December 31, 1998 respectively.

 (9) Includes $10.5 million relating to the Contribution from the Closed Block for the three-month period ended March 31, 1999.

 (10) Includes Closed Block assets of $6,141.2 million and $6,161.2 million as of March 31, 1999 and December 31, 1998, respectively (see Note 6)

 (11) Includes deferred policy acquisition costs allocated to the Closed Block of $607.3 million and $554.6 million as of March 31, 1999 and December 31, 1998, respectively (see Note 6)

 (12) Includes Closed Block policyholders' liabilities of $ 7,166.8 million and $7,177.1 million as of March 31, 1998 and December 31, 1998, respectively (see Note 6)

 (13) Excludes $17.9 million of amortization of deferred policy acquisition costs related to the Closed Block for the three-month period ended March 31, 1999.

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month periods ended March 31, 1999 and 1998, respectively.

                                                                THREE MONTH
                                                                  PERIOD
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              1999      1998
                                                              -----    ------
                                                              ($ IN MILLIONS)
PREMIUMS:
Individual Life(1)..........................................  $20.5    $170.4
Group insurance.............................................    2.4       5.5
Other.......................................................    0.4       0.5
                                                              -----    ------
          Total.............................................  $23.3    $176.4
                                                              =====    ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Universal life..............................................  $17.0    $ 11.5
Variable universal life.....................................    8.3       6.8
Group universal life........................................    2.5       2.7
Individual variable annuities...............................   17.2      15.0
Individual fixed annuities..................................    0.4       0.6
                                                              -----    ------
          Total.............................................  $45.4    $ 36.6
                                                              =====    ======

---------------
(1) Excludes revenues from individual life in the Closed Block of $146.4 million for the three-month period ended March 31, 1999.

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

     The transferred group pension business consisted of approximately $6.4 billion in group pension assets and liabilities, which were comprised of approximately $2.8 billion of general account assets and liabilities, and $3.6 billion of separate account assets and liabilities. The transfer was initially structured in the form of indemnity reinsurance, however, the Agreement contemplated that the transfer would be restructured in the form of assumption reinsurance as soon as practicable following the consent of contractholders to assumption of their contracts. Substantially all of the contractholders consented to the assumption of their contracts by AUSA.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables set forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction (hereafter referred to as the "AEGON Portfolio"), (ii) the transferred separate account assets and liabilities and (iii) the components of revenue and expense comprising the Group Pension Profits:

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
ASSETS:
  General Account
     Fixed Maturities:
       Available for sale, at estimated fair value
        (amortized cost $1,548.7 and $1,564.6,
        respectively).......................................  $1,583.9       $1,620.2
       Mortgage loans on real estate........................     174.5          214.8
       Real estate held for investment......................      35.0           37.9
       Cash and cash equivalents............................      13.2           21.7
       Other assets.........................................      24.0           27.6
                                                              --------       --------
          Total general account assets......................   1,830.6        1,922.2
  Separate account assets...................................   3,644.1        3,829.6
                                                              --------       --------
          Total assets......................................  $5,474.7       $5,751.8
                                                              ========       ========
LIABILITIES:
  General Account(1)
     Policyholders' account balances........................  $1,778.5       $1,824.9
     Other liabilities......................................      32.5           24.0
                                                              --------       --------
          Total general account liabilities.................   1,811.0        1,848.9
  Separate account liabilities(2)...........................   3,644.1        3,829.6
                                                              --------       --------
          Total liabilities.................................  $5,455.1       $5,678.5
                                                              ========       ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $120.5 million and $121.7 million as of March 31, 1999 and December 31, 1998, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $33.8 million and $33.3 million as of March 31, 1999 and December 31, 1998, respectively.

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................  $ 6.1     $ 5.1
Net investment income.......................................   34.1      38.1
Net realized gains (losses) on investments..................    3.3      (0.5)
                                                              -----     -----
          Total revenues....................................   43.5      42.7
                                                              -----     -----
BENEFITS AND EXPENSES:
Interest credited to policyholders' account balances........   22.5      28.1
Other operating costs and expenses..........................    6.7       5.0
                                                              -----     -----
          Total benefits and expenses.......................   29.2      33.1
                                                              -----     -----
          Group Pension Profits.............................  $14.3     $ 9.6
                                                              =====     =====

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

5.  COMMITMENTS AND CONTINGENCIES:

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primary equitable relief (e.g. reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one recently filed action and another being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

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

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On April 19, 1999, plaintiffs filed a motion to the New York State Court of Appeals for leave to appeal from the final determination of the Appellate Division which affirmed the New York Supreme Court's order granting summary judgment and dismissing the complaint. All actions before the United States District Court for the District of Massachusetts are still pending. In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America ("MLOA") in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the multidistrict litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. On April 19, 1999, the Judicial Panel entered a conditional transfer order transferring the case to the Federal District Court in Massachusetts. Plaintiffs have submitted a motion in opposition to the transfer.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the consolidated financial statements at March 31, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

     The Company maintains two lines of credit with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 1999 and September 2003. Under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The Company has not borrowed against these lines of credit since their inception.

     At March 31, 1999, the Company had commitments to issue $40.8 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.75% to 7.80%. In addition, the Company had commitments to issue $109.9 million of fixed rate commercial mortgage loans with interest

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

rates ranging from 6.88% to 8.09%. The Company also had commitments outstanding to purchase $75.4 million of private fixed maturity securities as of March 31, 1999 with interest rates ranging from 6.4% to 9.2%. At March 31, 1999, the Company had commitments to contribute capital to its equity partnership investments of $110.4 million.

6.  CLOSED BLOCK:

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

     The assets and liabilities allocated to the Closed Block are recorded in the Company's financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in the Company's income over the period the policies and the contracts in the Closed Block remain in force.

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

     The results of the Closed Block are presented as a single line item in the Company's statements of income entitled, "Contribution from the Closed Block". Prior to the establishment of the Closed Block the results of the assets and policies comprising the Closed Block were reported in various line items in the Company's income statements, including: premiums, investment income, net realized gains and losses on investments, benefits, amortization of deferred policy acquisition costs, etc. In addition, all assets and liabilities allocated to the Closed Block will be reported in the Company's balance sheet separately under the captions "Closed Block assets" and "Closed Block liabilities", respectively. Accordingly, certain line items in the Company's financial statements subsequent to the establishment of the Closed Block reflect material reductions in reported amounts, as compared to years prior to the establishment of the Closed Block, while having no effect on net income.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

the Closed Block, operating costs and expenses outside the Closed Block are disproportionate to the level of business outside the Closed Block.

     The following tables set forth certain summarized financial information relating to the Closed Block as of and for the periods indicated:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
ASSETS:
Fixed Maturities:
  Available for sale, at estimated fair value (amortized
     cost, $3,534.4 and $3,423.0)...........................  $3,611.6       $3,574.0
Mortgage loans on real estate...............................     425.9          431.7
Policy loans................................................   1,210.0        1,208.4
Real estate held for investment.............................      21.4             --
Cash and cash equivalents...................................      17.7          134.4
Premiums receivable.........................................       7.2           16.8
Deferred policy acquisition costs...........................     607.3          554.6
Other assets................................................     240.1          241.3
                                                              --------       --------
          Total Closed Block assets.........................  $6,141.2       $6,161.2
                                                              ========       ========
LIABILITIES:
Future policy benefits......................................  $6,701.0       $6,715.6
Policyholders' account balances.............................     296.2          298.0
Other policyholders' liabilities............................     169.6          163.5
Other liabilities...........................................     104.7          113.6
                                                              --------       --------
          Total Closed Block liabilities....................  $7,271.5       $7,290.7
                                                              ========       ========

                                                                 MARCH 31,
                                                                   1999
                                                              ---------------
                                                              ($ IN MILLIONS)
REVENUES:
Premiums....................................................      $146.4
Net investment income.......................................        93.3
Net realized gains (losses) on investments..................         4.3
Other income................................................         0.4
                                                                  ------
          Total revenues....................................       244.4
                                                                  ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................       147.0
Interest credited on policyholders' account balances........         2.2
Amortization of deferred policy acquisition costs...........        17.9
Dividends to policyholders..................................        63.7
Other operating costs and expenses..........................         3.1
                                                                  ------
          Total benefits and expenses.......................       233.9
                                                                  ------
Contribution from Closed Block..............................      $ 10.5
                                                                  ======

During the quarter certain adjustments were made to revise estimates made in connection with the establishment of the Closed Block which resulted in a net increase to the Closed Block deficit.

At March 31, 1999 and December 31, 1998, there were no adjustments in the value of fixed maturity securities in the Closed Block deemed to be other than temporary or fixed maturity securities which have been non-income producing for the twelve months preceding such dates. At March 31, 1999 and December 31, 1998 the carrying value of mortgage loans in the Closed Block that were non-income producing for the twelve months preceding such date, were $0.7 million and $0.5 million, respectively.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the consolidated financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's consolidated financial results of operations is based on the results of the Closed Block for the three-month period ended March 31, 1999 combined on a line by line basis with the results of operations outside the Closed Block for such period, as further discussed below. This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included elsewhere herein and the Annual Report to Shareholders on Form 10-K.

     The MONY Group was incorporated on June 24, 1997, under the laws of Delaware, as a wholly owned subsidiary of MONY. The MONY Group was formed for the purpose of becoming the parent holding company of MONY pursuant to the Plan. On November 16, 1998, the Plan was approved by the New York Superintendent of Insurance and MONY converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of the MONY Group. In connection with the Plan, MONY established the Closed Block to fund the guaranteed benefits and dividends of certain participating insurance policies (see Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements) and eligible policyholders of MONY received either cash, policy credits, or shares of common stock in the MONY Group in exchange for their membership interests in MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock (see "Liquidity and Capital Resources") and MONY changed its name to MONY Life. The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to the aforementioned eligible policyholders. The MONY Group has no other operations or subsidiaries.

     MONY's conversion to a stock life insurance company and the establishment of the Closed Block have significantly affected the presentation of the consolidated financial statements of the Company. The most significant effects are as follows:

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

     (iii) revenues and expenses reported in the income statement for the three-month period ended March 31, 1999 represent all revenues and associated expenses earned or incurred during such period, however in accordance with generally accepted accounting principles, actual "basic" and "diluted" per share amounts are presented only for periods subsequent to the effective date of the Plan.

     The pre-tax contribution from the Closed Block for the three-month period ended March 31, 1999 was $10.5 million. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

GROUP PENSION TRANSACTION

     Management expects that Group Pension Profits will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002. For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to Note 4 of the unaudited interim condensed consolidated financial statements included herein.

                             RESULTS OF OPERATIONS

     For comparability with prior periods, the table below presents the results of operations of the Closed Block for the three-month period ended March 31, 1999 combined on a line by line basis with the results of operations outside the Closed Block. In all other respects the financial information herein is presented in accordance with GAAP unless otherwise noted. Management's Discussion and Analysis, which follows this table, addresses the results of operations of the Company on the aforementioned combined basis unless otherwise noted.

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Premiums....................................................  $169.7    $176.4
Universal life and investment-type product policy fees......    45.4      36.6
Net investment income.......................................   188.1     182.2
Net realized gains on investments...........................    33.2      57.5
Group Pension Profits.......................................    14.3       9.6
Other income................................................    42.4      35.1
                                                              ------    ------
          Total revenues....................................   493.1     497.4
                                                              ------    ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   186.9     186.5
Interest credited to policyholders' account balances........    30.1      30.3
Amortization of deferred policy acquisition costs...........    34.7      32.9
Dividends to policyholders..................................    63.6      54.6
Other operating costs and expenses..........................   107.0     109.4
                                                              ------    ------
          Total benefits and expenses.......................   422.3     413.7
Income before income taxes and extraordinary item...........    70.8      83.7
Income tax expense..........................................    24.8      30.3
                                                              ------    ------
Income before extraordinary item............................    46.0      53.4
Extraordinary item -- demutualization expenses, net.........      --       5.1
                                                              ------    ------
Net income..................................................  $ 46.0    $ 48.3
                                                              ======    ======

RESULTS OF OPERATIONS --

 Consolidated -- For the Three-Month Period Ended March 31, 1999 Compared to the Three-Month Period Ended March 31, 1998

     Premium revenue was $169.7 million for the three-month period ended March 31, 1999, a decrease of $6.7 million, or 3.8% from $176.4 million reported in the comparable prior year period. The decrease resulted primarily from: (i) lower renewal premiums on traditional life business of $12.9 million resulting from the decrease in such in-force business; and (ii) lower premiums of $2.9 million from certain runoff group pension business which was not included in the Group Pension Transaction, offset by, (iii) an increase in premiums of $3.3 million resulting from the consolidation of the results of Sagamore Financial Corporation ("Sagamore") which was acquired December 31, 1998, (see Notes to Unaudited Interim Condensed Financial Statements included elsewhere herein) and
(iv) higher new premiums of approximately $5.6 million. Management believes that the overall decrease in premium revenues is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products.

     Universal life and investment-type product policy fees were $45.4 million for the three-month period ended March 31, 1999, an increase of $8.8 million or 24.0% from $36.6 million reported in the comparable prior year period ended March 31, 1998. This increase was primarily the result of fees earned by Sagamore of $4.9 million, higher fees relating to the Company's flexible premium deferred annuity ("FPVA") business and variable universal life ("VUL") business of $2.2 million and $2.5 million, respectively. The Company reported total fees from its FPVA business during the period of $17.2 million, as compared to $15.0 million reported for the comparable prior year period. The increase in FPVA fees resulted from an increase in the average FPVA account value of $0.2 billion during the three-month period ended March 31, 1999 to $4.3 billion, as compared to $4.1 billion for the comparable prior year period. See "Accumulation Products Segment". FPVA sales were $104.1 million in the first quarter of 1999, as compared to $157.0 million in the first quarter of 1998. Management believes that delays in state regulatory approvals of new products introduced by the Company in connection with its reorganization in November 1998 contributed to the decline. The Company reported total fees from its VUL business during the period of $8.3 million, as compared to $5.8 million reported for the comparable period in the prior year. This increase is primarily due to higher cost of insurance charges of approximately $1.6 million consistent with the in-force growth of such business.

     Net investment income was $188.1 million for the three month period ended March 31, 1999, an increase of $5.9 million, or 3.2%, from $182.2 million reported for the comparable prior year period. Lower interest rates for the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998 resulted in lower investment income of approximately $5.5 million, while an increase in the Company's average total invested assets between the periods of approximately $429.8 million, and changes in the mix of invested assets from lower yielding real estate to higher yielding fixed maturity securities resulted in an offsetting increase in investment income of approximately $11.5 million. The effect of investing new money of approximately $2.5 billion (including the proceeds from prepayments, sales and maturities of its invested assets, as well as net cash flow from operating activities), reduced the total yield on invested assets by approximately six basis points for the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998. Average total invested assets for the three month period ended March 31, 1999 increased as compared to the comparable prior year period, primarily as a result of IPO proceeds received and gains from sales of real estate in 1998, acquisition of USFL, and positive cash flow from operations and investing activities between the periods. For the three month period ended March 31, 1999, the Company's average investment in fixed maturity securities (before cumulative unrealized gains or losses), cash and short term securities, and equity securities increased by approximately $649.3 million, $147.4 million, and $95.8 million, respectively, while real estate and other invested assets (mostly real estate partnerships) decreased by approximately $460.3 million and $34.0 million, respectively. As of March 31, 1999, invested assets were $10,948.9 million (including cumulative unrealized gains of $124.2 million for fixed maturity securities) compared to $10,614.9 million (including cumulative unrealized gains of $189.9 million for fixed maturity securities) for the prior year period. At March 31, 1999, fixed maturity securities, mortgage loans and real estate represented approximately 61.2%, 13.6% and 5.9%, respectively, of total invested assets, as compared to 58.0%, 13.8% and 10.2%, respectively, at March 31, 1998. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 6.9% and 8.1%, respectively, for the three month period ended March 31, 1999, as compared to 7.0% and 9.2%, respectively, for the three month period ended March 31, 1998.

     Net realized capital gains were $33.2 million for the three-month period ended March 31, 1999, a decrease of $24.3 million, or 42.3%, from $57.5 million for the comparable prior year period. The decrease is due primarily to lower gains on sales of real estate and real estate partnership equities of $34.4 million, higher valuation allowances for real estate added to the held for sale category of $6.3 million, higher provisions for other-than-temporary impairment of equity securities of $1.5 million, offset with higher gains on sales of equity securities of $15.6 million, and lower provisions for other-than-temporary impairment of fixed maturities of $2.7 million. Gains on the sale of real estate and real estate partnerships were $2.4 million for the three-month period ended March 31, 1999, compared to $36.8 million for the comparable prior year period. Provisions for valuation allowances on real estate held for sale were $5.9 million for the three-month period ended March 31, 1999, compared to a decrease in such valuation allowances of $0.4 million for the comparable prior year period. Provisions for other-than-temporary impairment of equity securities were $1.5 million for the three-month period ended March 31, 1999, compared to $0 for the comparable prior year period. Gains on sales of equity securities were $33.1 million for the three-month period ended March 31, 1999, compared to $17.5 million for the comparable prior year period. There were no provisions for other-than-temporary impairment of fixed maturities for the first quarter of 1999, compared to $2.7 million in the first quarter of 1998.

     Group Pension Profits were $14.3 million for the three-month period ended March 31, 1999, an increase of $4.7 million, or 49.0%, from $9.6 million reported in the comparable prior year period. Group Pension Profits consisted of $9.1 million of Group Pension Payments, and a decrease of $5.2 million in valuation allowances to reflect higher collateral valuations and more favorable loan loss experience. In the comparable prior year period, Group Pension Profits consisted of $8.8 million of Group Pension Payments and $0.8 million relating to a decrease in the aforementioned valuation allowances. See "Group Pension Transaction."

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $42.4 million for the three-month period ended March 31, 1999, an increase of $7.3 million, or 20.8%, as compared to $35.1 million reported in the comparable prior year period. The increase was primarily the result of higher fees of $4.8 million earned by the Company's mutual fund management operations and an increase of $4.0 million earned by the Company's broker-dealer operations offset by a $1.7 million decrease in reinsurance expense allowances relating to disability income insurance business. During the three-month period ended March 31, 1999, the Company's broker-dealer operations reported commission earnings of $13.2 million, as compared to $9.3 million reported in the comparable prior year period. Also, during the first quarter of 1999, the Company's mutual fund management operations reported $18.4 million in fees from advisory, underwriting and distribution services, as compared to $13.6 million reported in the comparable prior year period, as assets under management increased to approximately $7.3 billion from $6.3 billion at March 31, 1999 and 1998, respectively.

     Benefits to policyholders were $186.9 million for the three-month period ended March 31, 1999, an increase of $0.4 million, or 0.2%, as compared to $186.5 million reported in the comparable prior year period. The increase primarily due to $4.5 million of benefits from Sagamore, an increase of $0.8 million relating to benefits paid on supplementary contracts, offset by a $5.7 million decrease in the runoff businesses (group insurance and group pension business) included in the other segment. See discussion and analysis of the results of the Other segment below.

     Interest credited to policyholder account balances was $30.1 million for the three-month period ended March 31, 1999, a decrease of $0.2 million, or 0.7%, as compared to $30.3 million reported in the comparable prior year period. The decrease primarily resulted from lower interest crediting during the three-month period ended March 31, 1999 as compared to the comparable prior year period of $1.4 million and $1.2 million relating to single premium deferred annuities ("SPDA") and annuitized pension business, respectively, offset by an increase in interest credited of $1.1 million relating to the consolidation of Sagamore.

     Amortization of deferred policy acquisition costs was $34.7 million for the three-month period ended March 31, 1999, an increase of $1.8 million, or 5.5%, as compared to $32.9 million reported in the comparable prior year period. The increase primarily resulted from higher amortization of approximately $1.3 million and $1.5 million relating to higher earnings in the Company's FPVA and VUL product lines, respectively, offset by a decrease in amortization of approximately $1.1 million relating to the Company's universal life business resulting from higher death claims during the three-month period ended March 31, 1999 as compared to the comparable prior year period.

     Other operating costs and expenses were $107.0 million for the three-month period ended March 31, 1999, a decrease of $2.4 million, or 2.2%, as compared to $109.4 million reported in the comparable prior year period. The decrease primarily consisted of lower expenses of $10.3 million with respect to certain of the Company's benefit plans, lower year 2000 costs of $1.6 million, lower compensation costs of $4.0 million, and a $1.2 million recurring savings resulting from a change in benefits under the Company's pension plan offset by $4.0 million of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, $1.9 million of higher commissions and other expenses incurred by the Company's broker-dealer operations, $3.3 million resulting from the consolidation of Sagamore's results, and $3.0 million of non-recurring charges related to the consolidation and closing of certain agency offices and resultant employee reductions.

     Dividends to policyholders of $63.6 million for the three-month period ended March 31, 1999 increased $9.0 million, or 16.5% from $54.6 million reported in the comparable prior year period. Substantially all of the increase relates to the accrual of an additional dividend liability in the Closed Block reflecting results for the quarter that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Close Block policyholders will be increased accordingly. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

RESULTS OF OPERATIONS BY SEGMENT

     Presented below is a discussion and analysis of the results of operations of the Company's reportable segments. For a discussion of such segments and a reconciliation of the amounts reported in the segments with the amounts reported in the Unaudited Interim Condensed Consolidated Financial Statements, see Note 3 to the Unaudited Interim Condensed Consolidated Financial Statements.

  Protection Products Segment

     The following table presents certain summary financial data relating to the Company's Protection Products segment for the periods indicated.

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Premiums....................................................  $166.9    $170.4
Universal life policy fees..................................    27.8      21.0
Net investment income and net realized gains on
  investments...............................................   179.6     184.6
Group Pension Profits.......................................    14.3       9.6
Other income................................................     3.7       5.5
                                                              ------    ------
          Total revenues....................................   392.3     391.1
                                                              ------    ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   176.8     172.7
Interest credited to policyholders' account balances........    12.5      11.0
Amortization of deferred policy acquisition costs...........    27.0      26.1
Dividends to policyholders..................................    62.9      53.9
Other operating costs and expenses..........................    63.3      73.4
                                                              ------    ------
          Total benefits and expenses.......................   342.5     337.1
                                                              ------    ------
Income before income taxes..................................  $ 49.8    $ 54.0
                                                              ======    ======

RESULTS OF OPERATIONS --

  Protection Segment -- For the Three-Month Period Ended March 31, 1999 Compared to the Three-Month Period Ended March 31, 1998

     Premium revenue was $166.9 million for the three-month period ended March 31, 1999, a decrease of $3.5 million, or 2.1%, from $170.4 million reported in the comparable prior year period. The decrease resulted primarily from lower renewal premiums on traditional life business of $12.9 million resulting from the decrease in such in-force business, offset by an increase in premiums of $3.3 million resulting from the consolidation of the results of Sagamore Financial Corporation and higher new premiums of approximately $5.6 million. Management believes that the overall decrease in premium revenues is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products.

     Universal life policy fees were $27.8 million for the three-month period ended March 31, 1999, an increase of $6.8 million or 32.4% from $21.0 million reported in the comparable prior year period. This increase was primarily the result of higher fees relating to the Company's VUL business of $2.5 million. The Company reported total fees from its VUL business of $8.3 million for the three-month period ended March 31, 1999, as compared to $5.8 million reported for the comparable prior year period. This increase is primarily due to higher cost of insurance charges of approximately $1.6 million consistent with the in-force growth of such business.

     Net investment income and net realized gains on investments were $179.6 million for the three-month period ended March 31, 1999, a decrease of $5.0 million, or 2.7%, from $184.6 million reported in the comparable prior year period. The decrease was primarily due to lower gains on sales of real estate and real estate partnerships equities.

     Group Pension Profits were $14.3 million for the three-month period ended March 31, 1999, an increase of $4.7 million, or 49.0%, from $9.6 million reported in the comparable prior year period. Group Pension Profits consisted of $9.1 million of Group Pension Payments, and a decrease of $5.2 million in valuation allowances to reflect higher collateral valuations and more favorable loan loss experience. In the comparable prior year period, Group Pension Profits consisted of $8.8 million of Group Pension Payments and $0.8 million relating to a decrease in the aforementioned valuation allowances. See "Group Pension Transaction."

     Other income was $3.7 million for the three-month period ended March 31, 1999, a decrease of $1.8 million or 32.7%, as compared to $5.5 million reported in the comparable prior year period. The decrease was primarily the result of a $1.5 million decrease in reinsurance expense allowances related to disability income insurance business.

     Benefits to policyholders were $176.8 million for the three-month period ended March 31, 1999, an increase of $4.1 million, or 2.4%, as compared to $172.7 million reported in the comparable prior year period. The increase primarily due to $4.5 million of benefits from Sagamore.

     Interest credited to policyholder account balances was $12.5 million for the three-month period ended March 31, 1999, an increase of $1.5 million, or 13.6%, as compared to $11.0 million reported in the comparable prior year period. This increase was primarily due to the consolidation of Sagamore's results, which included $1.1 million of interest credited.

     Amortization of deferred policy acquisition costs ("DAC") was $27.0 million for the three-month period ended March 31, 1999, an increase of $0.9 million, or 3.4%, as compared to $26.1 million reported in the comparable prior year period. The increase primarily resulted from higher amortization of approximately $1.5 million relating to higher earnings in the Company's VUL product line, offset by a decrease in amortization of $1.1 million relating to the Company's universal life business.

     Other operating costs and expenses were $63.3 million for the three-month period ended March 31, 1999, a decrease of $10.1 million, or 13.8%, as compared to $73.4 million reported in the comparable prior year period. The decrease primarily consists of a $9.9 million decrease with respect to certain of the Company's benefit plan, lower Year 2000 costs of $1.6 million, lower compensation costs of $3.6 million and a $1.2 million recurring savings resulting from a change in benefits under the Company's pension plan, offset by $3.3 million resulting from the consolidation of Sagamore and $3.0 million related to the consolidation and closing of certain agency offices and resultant employee reductions.

     Dividends to policyholders of $62.9 million for the three-month period ended March 31, 1999 increased $9.0 million, or 16.7% from $53.9 million reported in the comparable prior year period. Substantially all of the increase relates to the accrual of an additional dividend liability in the Closed Block reflecting results for the quarter that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Close Block policyholders will be increased accordingly. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

  Accumulation Products Segment

     The following table presents certain summary financial data relating to the Company's Accumulation Products segment for the periods indicated.

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Premiums....................................................  $ 0.4     $ 0.5
Investment-type product fees................................   17.2      15.0
Net investment income and net realized gains on
  investments...............................................   28.9      36.2
Other income................................................   20.9      15.3
                                                              -----     -----
          Total revenues....................................   67.4      67.0
                                                              -----     -----
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    4.3       4.0
Interest credited to policyholders' account balances........   14.0      16.1
Amortization of deferred policy acquisition costs...........    7.7       6.8
Dividends to policyholders..................................    0.4       0.5
Other operating costs and expenses..........................   23.4      18.6
                                                              -----     -----
          Total benefits and expenses.......................   49.8      46.0
                                                              -----     -----
Income before income taxes..................................  $17.6     $21.0
                                                              =====     =====

  Accumulation Segment -- For the Three-Month Period Ended March 31, 1999 Compared to the Three-Month Period Ended March 31, 1998

     Investment-type product policy fees were $17.2 million for the three-month period ended March 31, 1999, an increase of $2.2 million, or 14.7%, from $15.0 million reported in the comparable period ended March 31, 1998. This increase was the result of higher fees relating to the Company's FPVA business of $2.2 million. The Company reported total fees from its FPVA business during the period of $17.2 million, as compared to $15.0 million reported for the comparable prior year period. The increase in FPVA fees resulted from an increase in the average FPVA account value of $0.2 billion during the three-month period ended March 31, 1999 to $4.3 billion, as compared to $4.1 billion for the comparable prior year period. FPVA sales were $104.1 million in the first quarter of 1999, as compared to $157.0 million in the first quarter of 1998. Management believes that delays in state regulatory approvals of new products introduced by the Company in connection with its reorganization in November 1998 contributed to the decline.

     Net investment income and net realized gains on investments were $28.9 million for the three-month period ended March 31, 1999, a decrease of $7.3 million, or 20.2%, from $36.2 million reported in the comparable period ended March 31, 1998. The decrease was primarily due to lower gains on sales of real estate and real estate partnership equities.

     Other income (which consists primarily of fees earned by the Company's mutual fund management and supplementary contracts) was $20.9 million for the three-month period ended March 31, 1999, an increase of $5.6 million, or 36.6%, as compared to $15.3 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $4.8 million.

     Benefits to policyholders were $4.3 million for the three-month period ended March 31, 1999, an increase of $0.3 million, or 7.5%, as compared to $4.0 million reported in the comparable prior year period. The increase is primarily due to an increase in benefits paid on supplementary contracts.

     Interest credited to policyholder account balances was $14.0 million for the three-month period ended March 31, 1999, a decrease of $2.1 million, or 13.0%, as compared to $16.1 million reported in the comparable prior year period. The decrease primarily resulted from lower interest crediting during the three month period ended March 31, 1999 as compared to the comparable prior year period of $1.4 million and $1.2 million relating to SPDA products and annuitized pension business, respectively.

     Amortization of DAC was $7.7 million for the three-month period ended March 31, 1999, an increase of $0.9 million, or 13.2%, as compared to $6.8 million reported in the comparable prior year period. The increase is primarily the result of higher amortization relating to higher earnings in the Company's FPVA product line.

     Other operating costs and expenses were $23.4 million for the three-month period ended March 31, 1999, an increase of $4.8 million, or 25.8%, as compared to $18.6 million reported in the comparable prior year period. The increase primarily consists of higher sub-advisory fees and commissions incurred by the Company's mutual fund management operations of approximately $4.0 million.

  Other Products Segment

     The following table presents certain summary financial data relating to the Company's Other Products segment for the periods indicated.

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Premiums....................................................  $ 2.4     $ 5.5
Investment-type product fees................................    0.4       0.6
Net investment income and net realized gains on
  investments...............................................   10.9      18.5
Other income................................................   16.8      12.8
                                                              -----     -----
          Total revenues....................................   30.5      37.4
                                                              -----     -----
BENEFITS AND EXPENSES:
Benefits to policyholders...................................    3.5       9.2
Interest credited to policyholders' account balances........    3.6       3.2
Dividends to policyholders..................................    0.3       0.2
Other operating costs and expenses..........................   20.3      17.4
                                                              -----     -----
          Total benefits and expenses.......................   27.7      30.0
                                                              -----     -----
Income before income taxes..................................  $ 2.8     $ 7.4
                                                              =====     =====

  Other Products Segment -- For the Three-Month Period Ended March 31, 1999 Compared to the Three-Month Period Ended March 31, 1998

     Premium revenue was $2.4 million for the three-month period ended March 31, 1999, a decrease of $3.1 million, or 56.4%, from $5.5 million reported in the comparable period ended March 31, 1998. The decrease primarily relates to a decrease of $2.9 million in premiums on certain runoff group pension business which was not included in the Group Pension Transaction.

     Net investment income and net realized gains on investments were $10.9 million for the three-month period ended March 31, 1999, a decrease of $7.6 million, or 41.1%, from $18.5 million reported in the comparable period ended March 31, 1998. The decrease was due to lower gains of sales on real estate and real estate partnership equities.

     Other income was $16.8 million for the three-month period ended March 31, 1999, an increase of $4.0 million, or 31.3%, as compared to $12.8 million reported in the comparable prior year period. The increase was primarily the result of higher commissions earned by the Company's broker-dealer operations.

     Benefits to policyholders were $3.5 million for the three-month period ended March 31, 1999, a decrease of $5.7 million, or 62.0%, as compared to $9.2 million reported in the comparable prior year period. The decrease was due to decreases in group insurance and group pension business of $2.6 million and $3.1 million, respectively.

     Other operating costs and expenses were $20.3 million for the three-month period ended March 31, 1999, an increase of $2.9 million, or 16.7%, as compared to $17.4 million reported in the comparable prior year period. The increase primarily consists of higher commission and other expenses incurred by the Company's broker-dealer operations of $1.9 million.

EXTRAORDINARY CHARGE FOR DEMUTUALIZATION; HOLDING COMPANY EXPENSES

     The $5.1 million reflected as after-tax demutualization expenses on the Company's consolidated statements of income for the three-month periods ended March 31, 1998, were direct nonrecurring costs specifically related to the demutualization of MONY. There were no extraordinary items recorded in the three-month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Holding Company

     The MONY Group's cash flow consists of investment income from its invested assets, as well as dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of the MONY Group's affairs, including salaries and other expenses. As a holding company, the MONY Group's ability to meet its cash requirements and pay dividends on its common stock substantially depends upon the receipt of dividends and other payments from MONY Life. The payment of dividends from MONY Life to MONY Group is regulated under state insurance law. Under the New York Insurance Law, MONY Life will be permitted to pay shareholder dividends and other payments to MONY Group only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. Under the New York Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. The New York Insurance Department has established informal guidelines for the New York Superintendent's determinations that focus on, among other things, overall financial condition and profitability under statutory accounting practices. Management believes these guidelines may limit the ability of MONY Life to pay dividends to the MONY Group. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the MONY Group in an amount sufficient to fund its cash requirements and pay cash dividends. In addition, state insurance laws contain similar restrictions on the ability of the life insurance subsidiaries to pay dividends to MONY Life. There can be no assurance that state insurance laws will in the future permit the payment by the life insurance subsidiaries to MONY Life in an amount sufficient to support the ability of MONY Life to pay dividends to the MONY Group.

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

  Capitalization

     The Company's total capitalization, including short-term debt and excluding accumulated comprehensive income, increased $44.4 million or 2.2%, to $2,045.0 million at March 31, 1999, as compared to $2,000.6 million at December 31, 1998. The increase was primarily the result of net income of $46.0 million. The Company's total debt to equity (excluding accumulated comprehensive income) and total debt to total capitalization ratios decreased to 22.7% and 18.5% at March 31, 1999, respectively, from 23.1% and 18.8% at December 31, 1998, respectively.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at March 31, 1999 and December 31, 1998.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                             AMOUNT AT                 AMOUNT AT
                                                             MARCH 31,    PERCENT     DECEMBER 31,    PERCENT
                                                               1999       OF TOTAL      1998(1)       OF TOTAL
                                                             ---------    --------    ------------    --------
                                                                              ($ IN MILLIONS)
Not subject to discretionary withdrawal provisions.........  $1,418.1       18.3%       $1,401.3        17.9%
Subject to discretionary withdrawal -- with market value
  adjustment or at carrying value less surrender charge....   5,083.4       65.5         5,166.7        66.0
                                                             --------      -----        --------       -----
Subtotal...................................................   6,501.5       83.8         6,568.0        83.9
Subject to discretionary withdrawal -- without adjustment
  at carrying value........................................   1,264.0       16.2         1,264.5        16.1
                                                             --------      -----        --------       -----
Total annuity reserves and deposit liabilities (gross).....   7,765.5      100.0%        7,832.5       100.0%
                                                                           =====                       =====
Less reinsurance...........................................     122.8                      121.7
                                                             --------                   --------
Total annuity reserves and deposit liabilities (net).......  $7,642.7                   $7,710.8
                                                             ========                   ========

---------------

(1) Reflects certain reclassifications of amounts previously reported.

     The following table sets forth by product line the actual amounts paid, net of reinsurance, in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                              FOR THE THREE-MONTH
                                                                  PERIOD ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
PRODUCT LINE:
Traditional life(1).........................................   $110.9      $ 83.1
Variable and universal life.................................     12.3         7.6
Individual annuities(2).....................................    182.7       125.3
                                                               ------      ------
          Total.............................................   $305.9      $216.0
                                                               ======      ======

---------------
(1) Includes $19.0 million of surrenders in the Closed Block, the proceeds from which remained with the Company to fund premiums on newly issued traditional life policies outside the Closed Block.

(2) Excludes approximately $106.0 million relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the three-month period ended March 31, 1999, the net cash flow from operations reported in the Company's consolidated cash flow statement was $64.4 million. This amount excludes $14.1 million of cash flow relating to the Closed Block. Total combined cash flow for the three-month period ended March 31, 1999 (including the Closed Block) was $78.5 million, a decrease of $15.2 million from $93.7 million reported for the three-month period ended March 31, 1998. The decrease primarily relates to lower Group Pension Payments, lower premiums, and other miscellaneous items. The Company's liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of March 31, 1999, the Company had readily marketable fixed maturity securities with a carrying value of $6,704.1 million (including fixed maturities in the Closed Block), which were comprised of $3,757.5 million public and $2,946.6 million private fixed maturity securities. At that date, approximately 94.2% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at March 31, 1999 the Company had cash and cash equivalents of $392.8 million.

     In addition, the Company maintains two bank line of credit facilities with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 1999 and September 2003. Under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of these facilities is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience. The Company has not borrowed against these lines of credit since their inception.

     At March 31, 1999, the Company had commitments to issue $40.8 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 6.75% to 7.80%. In addition, the Company had commitments to issue $109.9 million of fixed rate commercial mortgage loans with interest rates ranging from 6.88% to 8.09%. The Company also had commitments outstanding to purchase $75.4 million of private fixed maturity securities as of March 31, 1999 with interest rates ranging from 6.4% to 9.2%. At March 31, 1999, the Company had commitments to contribute capital to its equity partnership investments of $110.4 million.

     Of the $937.1 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at March 31, 1999, $109.6 million, $25.0 million, $77.3 million, and $91.6 million are scheduled to mature in 1999, 2000, 2001 and 2002, respectively.

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

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 7.9% to 8.7%. Maturities range from June 2000 to July 2009. Interest expense on mortgage loans was $1.5 million and $2.9 million for the three-month periods ended March 31, 1999 and 1998, respectively.

     During 1989, the Company entered into a transaction which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8% per annum. Interest is cumulative. Periodic interest payments are not required. All principal and interest are effectively due at the maturity of the obligation (March 30, 2000) which is subject to extension at the option of the creditor. However, interest may be paid periodically subject to available cash flow from the real estate properties. At March 31, 1999 and December 31, 1998, the outstanding balance of the obligation including accrued interest was $43.0 million and $42.4 million, respectively. Interest expense on the obligation of $0.8 million and $0.8 million for the three-month periods ended March 31, 1999 and 1998, respectively, is reflected in other operating costs and expenses.

     In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note is due January 1, 2009. The transaction is accounted for as a financing. Accordingly, the facility remains on the Company's books and continues to be depreciated. An obligation representing the total proceeds on the sale was recorded by the Company at the effective date of the transaction, and is reduced based on payments under the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.1 million in 1999, $7.3 million in 2000, $7.4 million in 2001, $7.6 million in 2002, $7.7 million in 2003, and $41.0 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     At March 31, 1999, aggregate maturities of long-term debt based on required remaining principal payments for 1999 and the succeeding four years are $1.6 million, $54.4 million, $35.9 million, $0.5 million and $0.5 million, respectively, and $247.6 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at March 31, 1999, for the remainder of 1999 and the succeeding four years are $15.4 million, $84.6 million, $63.5 million, $25.6 million and $25.7 million, respectively and $640.8 million thereafter.

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

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at March 31, 1999 and December 31, 1998 were in excess of the minimum required RBC.

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

     The inventory and assessment phases of the Project were completed prior to mid 1998. At March 31, 1999, all of the Company's application systems had been remediated and current date tested. In addition, approximately 98% of the Company's applications had been future date tested, with future date testing for the remaining 2% scheduled for completion by mid-1999. Newly acquired applications and new releases of software packages will be tested in 1999 as they are implemented.

     In late 1998 and early 1999, the Company contracted with a consulting firm to perform an Independent Validation and Verification ("IV&V") of the Year 2000 remediation of selected critical applications. The results of the IV&V indicated that the Company's remediation and testing processes were highly effective and had achieved a high level of compliance.

     Approximately 90% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms are deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Essentially all critical hardware and software was compliant and tested by December 31, 1998. The remaining items will be resolved and tested by mid 1999. Ongoing testing for Year 2000 compliance is continuing in 1999 as applications, systems software and hardware is upgraded or replaced. Approximately 50% of critical non-IT systems had been remediated as of March 31, 1999, and ongoing testing for year 2000 compliance will continue through 1999.

     As part of the Project, significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems), that are believed to be critical to business operations after January 1, 2000, have been identified and contacted. Procedures are being undertaken to ascertain with reasonable certainty their current and reasonably anticipated states of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost of the Year 2000 Project is approximately $26 million. The total amount expended on the Project through March 31, 1999 was $23 million, which includes $16 million for external vendor costs, and $7 million for internal costs. The future cost of completing the Year 2000 Project is estimated to be approximately $3 million, which includes $1 million for external vendor costs, and $2 million for internal costs; the future Project cost will be funded through operating cash flows. These amounts also include costs associated with the development of contingency plans.

  Risks

     The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment will be entirely error-free, or those external parties on which the Company relies will be Year 2000 compliant in a timely manner, or that the Company's or external parties' contingency plans will mitigate sufficiently the effects of any noncompliance. Based upon currently available information and considering the Company's Year 2000 Project status, management believes that the most reasonably likely worst case scenario would be short-term interruptions to Company business operations. However, Year 2000 related failures in the Company's systems or equipment and/or failure of external parties to achieve Year 2000 compliance could have a material adverse effect on the Company's consolidated financial position and results of its operations.

  Contingency Plans

     The Company has retained outside consultants to assist in the development of Business Continuity Plans, which include identification of third party service providers, information systems, equipment, facilities and other items which are mission-critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address failures due to the Year 2000 problem of third parties and other items, which are critical to the ongoing operation of the business. The Contingency Plan provides alternate means of processing critical work and services as well as a methodology for selection and retention of alternate service providers, vendors, and suppliers if necessary. The scheduled date for completion of the Contingency Plan is mid-1999. The Company believes that due to the pervasive and evolving nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

                                  INVESTMENTS

     On the effective date of the Plan, the Company's invested assets were allocated between the Closed Block and operations outside the Closed Block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, the invested assets in the Closed Block have been combined with the Company's invested assets outside the Closed Block for purposes of the following discussion and analysis. In addition, the following discussion excludes invested assets transferred in the Group Pension Transaction. Accordingly, this discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements.

     The yield on general account invested assets (including net realized gains and losses on investments) was 8.1% and 9.2% for the three-month periods ended March 31, 1999 and 1998, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for the three-month periods ended March 31, 1999 and 1998, respectively.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                               AS OF AND FOR THE        AS OF AND FOR THE
                                                              THREE-MONTHS ENDED       THREE-MONTHS ENDED
                                                                MARCH 31, 1999           MARCH 31, 1998
                                                             ---------------------    ---------------------
                                                             YIELD(1)     AMOUNT      YIELD(1)     AMOUNT
                                                             --------    ---------    --------    ---------
                                                                            ($ IN MILLIONS)
FIXED MATURITIES:
Investment income..........................................     7.3%     $   119.1       7.5%     $   110.1
Net realized gains (losses)................................     0.3            5.0       0.0            0.1
                                                               ----      ---------     -----      ---------
Total......................................................     7.6%     $   124.1       7.5%     $   110.2
Ending assets..............................................                6,579.9                  5,970.3
EQUITY SECURITIES:(2)
Investment income..........................................    12.9%     $    14.1      11.9%     $    10.1
Net realized gains (losses)................................    29.0           31.6      20.6           17.5
                                                               ----      ---------     -----      ---------
Total......................................................    41.9%     $    45.7      32.5%     $    27.6
Ending assets..............................................                  414.9                    342.6
MORTGAGE LOANS:
Investment income..........................................     7.8%     $    28.4       8.7%     $    31.5
Net realized gains (losses)................................     0.2            0.7       0.2            0.8
                                                               ----      ---------     -----      ---------
Total......................................................     8.0%     $    29.1       8.9%     $    32.3
Ending assets..............................................                1,489.4                  1,461.1
REAL ESTATE:(3)
Investment income..........................................     5.1%     $     8.1       5.9%     $    16.1
Net realized gains (losses)................................    (2.4)          (3.8)      5.8           16.0
                                                               ----      ---------     -----      ---------
Total......................................................     2.7%     $     4.3      11.7%     $    32.1
Ending assets..............................................                  641.9                  1,079.4
POLICY LOANS:
Investment income..........................................     6.3%     $    20.1       6.4%     $    19.9
Net realized gains (losses)................................     0.0            0.0       0.0            0.0
                                                               ----      ---------     -----      ---------
Total......................................................     6.3%     $    20.1       6.4%     $    19.9
Ending assets..............................................                1,271.9                  1,249.6
CASH & CASH EQUIVALENTS:
Investment income..........................................     5.0%     $     5.3       5.4%     $     3.8
Net realized gains (losses)................................     0.0            0.0       0.0            0.0
                                                               ----      ---------     -----      ---------
Total......................................................     5.0%     $     5.3       5.4%     $     3.8
Ending assets..............................................                  392.8                    248.0

                                                               AS OF AND FOR THE        AS OF AND FOR THE
                                                              THREE-MONTHS ENDED       THREE-MONTHS ENDED
                                                                MARCH 31, 1999           MARCH 31, 1998
                                                             ---------------------    ---------------------
                                                             YIELD(1)     AMOUNT      YIELD(1)     AMOUNT
                                                             --------    ---------    --------    ---------
                                                                            ($ IN MILLIONS)
OTHER INVESTED ASSETS:
Investment income(4).......................................    (3.2)%    $    (0.3)      0.0%     $     0.0
Net realized gains (losses)................................    (3.2)          (0.3)    129.6           23.1
                                                               ----      ---------     -----      ---------
Total......................................................    (6.4)%    $    (0.6)    129.6%     $    23.1
Ending assets..............................................                   33.9                     74.0
TOTAL BEFORE INVESTMENT EXPENSES:
Investment income(5).......................................     7.2%     $   194.8       7.4%     $   191.5
Net realized gains (losses)................................     1.2           33.2       2.2           57.5
                                                               ----      ---------     -----      ---------
Total......................................................     8.4%     $   228.0       9.6%     $   249.0
Ending assets..............................................               10,824.7                 10,425.0
Investment expenses net of other fee income(6).............    (0.2)%    $    (6.7)     (0.4)%    $    (9.3)
TOTAL AFTER INVESTMENT EXPENSES:
Investment income(6).......................................     6.9%     $   188.1       7.0%     $   182.2
Net realized gains (losses)................................     1.2           33.2       2.2           57.5
                                                               ----      ---------     -----      ---------
Total......................................................     8.1%     $   221.3       9.2%     $   239.7
Ending assets..............................................               10,824.7                 10,425.0
Net unrealized gains (losses) on fixed maturities..........                  124.2                    189.9
                                                                         ---------                ---------
Total invested assets......................................              $10,948.9                $10,614.9
                                                                         =========                =========

---------------
(1) Yields are based on quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Including net unrealized gains and losses in the determination of the total yield on equity securities for the three-month periods ended March 31, 1999 and 1998 would have resulted in a total yield of 21.9% and 31.2%, respectively, which would have resulted in a total return on invested assets of 7.4% and 9.2% for the aforementioned periods, respectively.

(3) Equity real estate income is shown net of operating expenses, depreciation and minority interest.

(4) Excludes amounts referred to in (6) below.

(5) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $15.0 million and $9.6 million for the three-months ended March 31, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $3.6 million and $7.2 million for the aforementioned periods, respectively.

(6) Includes mortgage servicing fee and other miscellaneous fee income of approximately $1.2 million and $0.8 million for the three-months ended March 31, 1999 and 1998, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 61.2% and 61.0% of total invested assets at March 31, 1999 and December 31, 1998, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at March 31, 1999, 94.2% were investment grade and 5.8% were below-investment grade, where 56.2%, 38.0%, 5.0%, 0.4%, 0.4% and 0.0% had NAIC Designations of 1, 2, 3, 4, 5
and 6, respectively.

     The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants,

(ii) public securities trading at a substantial discount as a result of specific credit concerns, and (iii) other subjective factors relating to the issuer.

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

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Total fixed maturities (public and private).................  $6,704.1       $6,706.0
                                                              ========       ========
Problem fixed maturities....................................      35.4           33.9
Potential problem fixed maturities..........................      72.8           82.9
Restructured fixed maturities...............................       8.7            8.6
                                                              --------       --------
Total problem, potential problem & restructured fixed
  maturities................................................  $  116.9       $  125.4
                                                              ========       ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........       1.7%           1.9%
                                                              ========       ========

     At March 31, 1999, the Company's largest unaffiliated single concentration of fixed maturities were $251.9 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 2.3% of total invested assets. The second largest single concentration consists of $199.5 million of the Notes purchased in connection with the Group Pension Transaction. These Notes represent approximately 1.8% of total invested assets at March 31, 1999. No other individual non-government issuer represents more than 0.5% of invested assets.

     The Company held approximately $1,178.9 million and $1,161.3 million of mortgage-backed and asset-backed securities as of March 31, 1999 and December 31, 1998, respectively. Of such amounts, $447.6 million and $471.5 million, or 38.0% and 40.6%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 1999 and December 31, 1998, 88.5% and 88.6%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
CMOs........................................................  $  542.8       $  569.5
Pass-through securities.....................................      37.2           40.6
Commercial MBSs.............................................     110.2           85.7
Asset-backed securities.....................................     488.7          465.5
                                                              --------       --------
          Total MBSs and asset-backed securities............  $1,178.9       $1,161.3
                                                              ========       ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 1999 and December 31, 1998 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                             AS OF MARCH 31, 1999      AS OF DECEMBER 31, 1998
                                                            -----------------------    -----------------------
                                                            AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                              COST       FAIR VALUE      COST       FAIR VALUE
                                                            ---------    ----------    ---------    ----------
                                                                             ($ IN MILLIONS)
Due in one year or less...................................  $  150.5      $  150.9     $  155.3      $  155.9
Due after one year through five years.....................   1,531.2       1,558.5      1,536.2       1,573.5
Due after five years through ten years....................   2,537.2       2,597.6      2,441.8       2,565.6
Due after ten years.......................................   1,196.8       1,218.2      1,187.4       1,249.7
                                                            --------      --------     --------      --------
     Subtotal.............................................   5,415.7       5,525.2      5,320.7       5,544.7
Mortgage-backed and other asset-backed securities.........   1,164.2       1,178.9      1,132.8       1,161.3
                                                            --------      --------     --------      --------
          Total...........................................  $6,579.9      $6,704.1     $6,453.5      $6,706.0
                                                            ========      ========     ========      ========

MORTGAGE LOANS

     Mortgage loans comprised 13.6% and 12.9% of total invested assets as of March 31, 1999 and December 31, 1998, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of March 31, 1999 and December 31, 1998 commercial mortgage loans comprised $937.1 million and $886.9 million or 62.9% and 62.5% of total mortgage loan investments, respectively. Agricultural loans comprise $550.5 million and $531.2 million, or 37.0% and 37.4% of total mortgage loans, respectively. Residential mortgage loans comprised $1.8 million and $1.9 million, or 0.1% and 0.1% of total mortgage loan investments at March 31, 1999 and December 31, 1998, respectively.

     From 1992 through 1995, the Company stopped originating new commercial mortgage loans. Beginning in 1996, the Company began making new commercial mortgage loans but followed a more selective program involving the investment of new funds in this asset category.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $46.3 million and represented less than 0.5% of general account invested assets as of March 31, 1999. Amounts loaned on 9 properties were $20.0 million or greater, representing in the aggregate 29.0% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for approximately 25.6% of the total carrying value of the commercial loan portfolio and less than 2.2% of total invested assets at March 31, 1999.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                  AS OF                AS OF
                                                                MARCH 31,          DECEMBER 31,
                                                                  1999                 1998
                                                            -----------------    -----------------
                                                            CARRYING    % OF     CARRYING    % OF
                                                             VALUE      TOTAL     VALUE      TOTAL
                                                            --------    -----    --------    -----
                                                                       ($ IN MILLIONS)
1 year or less............................................   $126.4      13.5%    $124.0      14.0%
Over 1 year but less than or equal to 2 years.............     16.8       1.8       50.7       5.7
Over 2 years but less than or equal to 3 years............    107.0      11.4       56.9       6.4
Over 3 years but less than or equal to 4 years............     66.0       7.0       79.3       9.0
Over 4 years but less than or equal to 5 years............     51.3       5.5       50.5       5.7
Over 5 years but less than or equal to 6 years............     50.1       5.3       42.8       4.8
Over 6 years but less than or equal to 7 years............     81.4       8.7       50.8       5.7
Over 7 years but less than or equal to 8 years............     46.8       5.0       49.5       5.6
Over 8 years but less than or equal to 9 years............     28.9       3.1       32.0       3.6
Over 9 years but less than or equal to 10 years...........    141.0      15.1      122.1      13.8
Over 10 years.............................................    221.4      23.6      228.3      25.7
                                                             ------     -----     ------     -----
          Total...........................................   $937.1     100.0%    $886.9     100.0%
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

             PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL
                          MORTGAGES AT CARRYING VALUE

                                                                AS OF          AS OF
                                                              MARCH 31,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
                                                                   ($ IN MILLIONS)
Total commercial mortgages..................................    $937.1         $886.9
                                                                ======         ======
Problem commercial mortgages(1).............................      12.1           11.6
Potential problem commercial mortgages......................      59.8           86.1
Restructured commercial mortgages...........................     146.7          153.6
                                                                ------         ------
Total problem, potential problem & restructured commercial
  mortgages.................................................    $218.6         $251.3
                                                                ======         ======
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......      23.3%          28.3%
                                                                ======         ======
Valuation allowances/writedowns(2):
Problem loans...............................................    $  1.2         $  1.8
Potential problem loans.....................................      15.3           26.7
Restructured loans..........................................      26.0           25.8
                                                                ------         ------
Total valuation allowances/writedowns(2)....................    $ 42.5         $ 54.3
                                                                ======         ======
Total valuation allowances as a percent of problem,
  potential problem and restructured commercial mortgages at carrying value before valuation allowances and
  writedowns................................................      16.3%          17.8%
                                                                ======         ======

---------------
(1) Problem commercial mortgages included mortgage loans in the process of foreclosure of $12.1 million and $11.6 million at such dates, respectively.

(2) Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a Loan, of $26.3 million at March 31, 1999 and December 31, 1998.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 1999 and December 31, 1998, such reserves were $12.5 million, and $13.2 million, respectively.

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

            PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL
                          MORTGAGES AT CARRYING VALUE

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Total agricultural mortgages................................   $550.5         $531.2
                                                               ======         ======
Problem agricultural mortgages(1)...........................     12.7            2.1
Potential problem agricultural mortgages....................      1.7            1.7
Restructured agricultural mortgages.........................     11.9           11.7
                                                               ------         ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................   $ 26.3         $ 15.5
                                                               ======         ======
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................      4.8%           2.9%
                                                               ======         ======

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Valuation allowances/writedowns:
Problem loans...............................................   $  0.1         $  0.0
Potential problem loans.....................................      0.1            0.1
Restructured loans..........................................      0.4            0.3
                                                               ------         ------
Total valuation allowances/writedowns.......................   $  0.6         $  0.4
                                                               ======         ======
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................      2.2%           2.5%
                                                               ======         ======

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $12.7 million and $2.1 million at March 31, 1999 and December 31, 1998, respectively. There were no mortgage loans in the process of foreclosure at such dates.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of March 31, 1999 and December 31, 1998, such reserves were $5.3 million and $5.2 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of March 31, 1999 and December 31, 1998, the carrying value of the Company's real estate investments was $641.9 million and $634.2 million, respectively, or 5.9% and 5.7%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications.

                               EQUITY REAL ESTATE

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31
TYPE                                                            1999           1998
----                                                          ---------    ------------
                                                                   ($ IN MILLIONS)
Real estate.................................................   $269.0         $271.1
Joint ventures..............................................    220.1          219.9
                                                               ------         ------
          Subtotal..........................................    489.1          491.0
Foreclosed..................................................    152.8          143.2
                                                               ------         ------
          Total.............................................   $641.9         $634.2
                                                               ======         ======

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. At March 31, 1999 and December 31, 1998, the carrying value of real estate to be disposed of was $333.1 million and $312.9 million, respectively, or 3.1% and 2.8%, respectively of invested assets at such dates, respectively. The aforementioned carrying values are net of valuation allowances of $35.5 million and $30.6 million, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $107.2 million and $79.1 million of impairment adjustments. For the three months ended March 31, 1999 and the year ended December 31, 1998, such increases in valuation allowances aggregated $6.0 million and $6.7 million, respectively.

     The following table analyzes the Company's real estate sales during the periods indicated.

                              REAL ESTATE SALES(1)

                                                              FOR THE THREE-MONTH
                                                                 PERIOD ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
                                                                ($ IN MILLIONS)
Sales proceeds..............................................   $17.5      $ 56.7
                                                               -----      ------
Carrying value before impairment adjustments and valuation
  allowance.................................................   $22.2      $ 88.6
Impairment adjustments......................................    (6.1)      (42.1)
Valuation allowances........................................    (1.0)       (5.0)
                                                               -----      ------
Carrying value after impairment adjustments and valuation
  allowances................................................   $15.1      $ 41.5
                                                               -----      ------
Gain/(loss).................................................   $ 2.4      $ 15.2
                                                               =====      ======

---------------
(1) Excludes sales of unconsolidated real estate joint ventures. Unconsolidated real estate joint venture interests are included in "Other invested assets". Gains from the sale of such interests were $0.0 million and $21.6 million for March 31, 1999 and 1998, respectively.

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

     The following table presents the carrying values of the Company's investments in common stocks and limited partnership interests at the dates indicated. Included in common stocks at March 31, 1999 and December 31, 1998 are $5.6 million, and $19.1 million, respectively, of non-marketable private equity securities.

                        INVESTMENTS IN EQUITY SECURITIES

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Common stocks...............................................   $243.2         $294.6
Limited partnership interests...............................    171.7          162.6
                                                               ------         ------
          Total.............................................   $414.9         $457.2
                                                               ======         ======

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Fixed maturities............................................   $ 14.5         $ 15.1
Equity securities...........................................      6.3            5.8
Mortgages...................................................     26.3           26.3
Real estate(1)..............................................    172.4          166.6
                                                               ------         ------
          Total.............................................   $219.5         $213.8
                                                               ======         ======

---------------
(1) Includes $61.6 million and $55.8 million as of March 31, 1999 and December 31, 1998, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Mortgages...................................................    $34.6         $46.8
Real estate.................................................     35.5          30.6
                                                                -----         -----
          Total.............................................    $70.1         $77.4
                                                                =====         =====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Fixed maturities............................................   $ 14.5         $ 15.1
Equity securities...........................................      6.3            5.8
Mortgages...................................................     60.9           73.1
Real estate.................................................    207.9          197.2
                                                               ------         ------
          Total.............................................   $289.6         $291.2
                                                               ======         ======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1998 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 1999 is not materially different from that presented in the Company's 1998 Annual Report on Form 10-K at December 31, 1998.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primary equitable relief (e.g. reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one recently filed action and another being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

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

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On April 19, 1999, plaintiffs filed a motion to the New York State Court of Appeals for leave to appeal from the final determination of the Appellate Division which affirmed the New York Supreme Court's order granting summary judgment and dismissing the complaint. All actions before the United States District Court for the District of Massachusetts are still pending. In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on multidistrict litigation to transfer the action to the multidistrict litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. On April 19, 1999, the Judicial Panel entered a conditional transfer order transferring the case to the Federal District Court in Massachusetts. Plaintiffs have submitted a motion in opposition to the transfer. There can be no assurance that the present or any future litigation relating to sales practices will not have a material adverse effect on the Company.

     In addition to the foregoing, from time to time MONY is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on MONY.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

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

                                      THE MONY GROUP INC.

                                      By: /s/ RICHARD DADDARIO
                                        ----------------------------------------
                                        Richard Daddario
                                        Executive Vice President and Chief
                                          Financial Officer
                                          (Authorized Signatory and Principal
                                          Financial Officer)

Date: May 13, 1999

                                      By: /s/ LARRY COHEN
                                        ----------------------------------------
                                        Larry Cohen
                                        Vice President and Controller
                                          (Principal Accounting Officer)

Date: May 13, 1999

                                 EXHIBIT INDEX

Exhibit 27.1 -- Financial Data Schedule