Form 10-Q
period 1999-06-30
MONY GROUP INC
filed 1999-08-16
CIK 1069822

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 1-14603

                              THE MONY GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   13-3976138
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1999 there were 47,237,950 shares of the Registrant's common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      THE MONY GROUP INC. AND SUBSIDIARIES

     INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I  FINANCIAL INFORMATION
ITEM 1:  Unaudited interim condensed consolidated balance sheets as
           of June 30, 1999 and December 31, 1998....................    3
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the three-month
           periods ended June 30, 1999 and 1998......................    4
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the six-month periods
           ended June 30, 1999 and 1998..............................    5
         Unaudited interim condensed consolidated statement of
           changes in shareholders' equity for the six-month period
           ended June 30, 1999.......................................    6
         Unaudited interim condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and
           1998......................................................    7
         Notes to unaudited interim condensed consolidated financial
           statements................................................    8
ITEM 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   21
         Investments.................................................   42
ITEM 3:  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   52

PART II  OTHER INFORMATION
ITEM 1:  Legal Proceedings...........................................   53
ITEM 2:  Changes in Securities.......................................   54
ITEM 3:  Defaults upon Senior Securities.............................   54
ITEM 4:  Submission of Matters to a Vote of Security Holders.........   54
ITEM 5:  Other Information...........................................   54
ITEM 6:  Exhibits and Reports on Form 8-K............................   54

SIGNATURES...........................................................  S-1

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

ITEM 1:

                      THE MONY GROUP INC. AND SUBSIDIARIES
            UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
                                        ASSETS
Investments:
  Fixed maturity securities available-for-sale, at fair
     value..................................................  $ 3,037.0     $ 3,132.0
  Equity securities available-for-sale, at fair value.......      453.8         457.2
  Mortgage loans on real estate.............................    1,149.6         988.3
  Policy loans..............................................       63.7          61.1
  Real estate to be disposed of.............................      322.6         312.9
  Real estate held for investment...........................      142.8         321.3
  Other invested assets.....................................       43.4          40.7
                                                              ---------     ---------
                                                                5,212.9       5,313.5
Cash and cash equivalents...................................      331.4         329.1
Accrued investment income...................................       70.5          68.9
Amounts due from reinsurers.................................      479.9         475.9
Deferred policy acquisition costs...........................      500.0         439.7
Other assets................................................      384.2         325.6
Assets transferred in Group Pension Transaction (Note 4)....    5,337.1       5,751.8
Separate account assets.....................................    6,372.4       6,090.3
Closed Block assets (Note 6)................................    6,125.6       6,161.2
                                                              ---------     ---------
          Total assets......................................  $24,814.0     $24,956.0
                                                              =========     =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................  $   956.8     $   960.0
Policyholders' account balances.............................    1,974.6       1,991.7
Other policyholders' liabilities............................       96.3         104.8
Amounts due to reinsurers...................................       93.8          93.4
Accounts payable and other liabilities......................      496.8         526.7
Short-term debt.............................................       97.1            --
Long-term debt..............................................      255.5         375.4
Current federal income taxes payable........................      138.0          79.1
Liabilities transferred in Group Pension Transaction (Note
  4)........................................................    5,334.2       5,678.5
Separate account liabilities................................    6,358.4       6,078.1
Closed Block liabilities (Note 6)...........................    7,249.1       7,290.7
                                                              ---------     ---------
          Total liabilities.................................   23,050.6      23,178.4
Commitments and contingencies (Note 5)
Common stock, $0.01 par value; 400 million shares
  authorized; 47.2 million shares issued and outstanding....        0.5           0.5
Capital in excess of par....................................    1,615.9       1,615.9
Retained earnings...........................................      106.8           8.8
Accumulated other comprehensive income......................       40.2         152.4
                                                              ---------     ---------
          Total shareholders' equity........................    1,763.4       1,777.6
                                                              ---------     ---------
          Total liabilities and shareholders' equity........  $24,814.0     $24,956.0
                                                              =========     =========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                                  1999            1998
                                                              ------------    ------------
                                                              ($ IN MILLIONS, EXCEPT SHARE
                                                              DATA AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................   $     20.9      $    177.4
Universal life and investment-type product policy fees......         52.5            37.7
Net investment income.......................................        103.2           175.5
Net realized gains on investment............................         41.7           100.1
Group Pension Profits (Note 4)..............................         12.0            13.1
Other income................................................         49.7            43.3
Contribution from the Closed Block (Note 6).................         11.4              --
                                                               ----------      ----------
                                                                    291.4           547.1
                                                               ----------      ----------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................         33.5           193.2
Interest credited to policyholders' account balances........         26.4            28.4
Amortization of deferred policy acquisition costs...........         15.4            37.9
Dividends to policyholders..................................          0.7            53.8
Other operating costs and expenses..........................        123.2           117.6
                                                               ----------      ----------
                                                                    199.2           430.9
                                                               ----------      ----------
Income before income taxes and extraordinary item...........         92.2           116.2
Income tax expense..........................................         30.8            41.5
                                                               ----------      ----------
Income before extraordinary item............................         61.4            74.7
                                                               ----------      ----------
Extraordinary item -- demutualization expenses, net.........           --             4.6
                                                               ----------      ----------
Net income..................................................         61.4            70.1
Other comprehensive (loss)/income, net......................        (57.1)           10.6
                                                               ----------      ----------
Comprehensive income........................................   $      4.3      $     80.7
                                                               ==========      ==========
PER SHARE DATA:
Income before extraordinary item/Net income.................   $     61.4
                                                               ==========
Basic earnings per share....................................   $     1.30
                                                               ==========
Diluted earnings per share..................................   $     1.29
                                                               ==========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................   47,237,950
Plus: incremental shares from assumed conversion of
  warrants..................................................      473,925
                                                               ----------
Weighted-average shares used in diluted per share
  calculations..............................................   47,711,875
                                                               ==========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                                  1999            1998
                                                              ------------    ------------
                                                              ($ IN MILLIONS, EXCEPT SHARE
                                                              DATA AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................   $     44.2      $    353.8
Universal life and investment-type product policy fees......         97.9            74.3
Net investment income.......................................        198.0           357.7
Net realized gains on investment............................         70.6           157.6
Group Pension Profits (Note 4)..............................         26.3            22.7
Other income................................................         91.7            78.4
Contribution from the Closed Block (Note 6).................         21.9              --
                                                               ----------      ----------
                                                                    550.6         1,044.5
                                                               ----------      ----------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................         73.4           379.7
Interest credited to policyholders' account balances........         54.3            58.7
Amortization of deferred policy acquisition costs...........         32.2            70.8
Dividends to policyholders..................................          0.7           108.4
Other operating costs and expenses..........................        227.0           227.0
                                                               ----------      ----------
                                                                    387.6           844.6
                                                               ----------      ----------
Income before income taxes and extraordinary item...........        163.0           199.9
Income tax expense..........................................         55.6            71.8
                                                               ----------      ----------
Income before extraordinary item............................        107.4           128.1
                                                               ----------      ----------
Extraordinary item -- demutualization expenses, net.........           --             9.7
                                                               ----------      ----------
Net income..................................................        107.4           118.4
Other comprehensive (loss)/income, net......................       (112.2)            9.9
                                                               ----------      ----------
Comprehensive (loss)/income.................................   $     (4.8)     $    128.3
                                                               ----------      ----------

PER SHARE DATA:
Income before extraordinary item/Net income.................   $    107.4
                                                               ==========
Basic earnings per share....................................   $     2.27
                                                               ==========
Diluted earnings per share..................................   $     2.25
                                                               ==========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................   47,237,950
Plus: incremental shares from assumed conversion of
  warrants..................................................      432,851
                                                               ----------
Weighted-average shares used in diluted per share
  calculations..............................................   47,670,801
                                                               ==========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999

                                                                         ACCUMULATED
                                                CAPITAL                     OTHER            TOTAL
                                     COMMON    IN EXCESS    RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                     STOCK      OF PAR      EARNINGS       INCOME           EQUITY
                                     ------    ---------    --------    -------------    -------------
                                                              ($ IN MILLIONS)
Balance, December 31, 1998.........   $0.5     $1,615.9      $  8.8        $152.4          $1,777.6
Dividends..........................                            (9.4)                           (9.4)
Comprehensive loss
  Net income.......................                           107.4                           107.4
  Other comprehensive loss:
     Unrealized gains on
       investments, net of
       unrealized losses,
       reclassification
       adjustments, and taxes......                                        (112.2)           (112.2)
                                                                                           --------
Comprehensive loss.................                                                            (4.8)
                                      ----     --------      ------        ------          --------
Balance, June 30, 1999.............   $0.5     $1,615.9      $106.8        $ 40.2          $1,763.4
                                      ====     ========      ======        ======          ========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  75.8    $  91.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturity securities.................................    344.7      533.9
  Equity securities.........................................    126.9      100.5
  Mortgage loans on real estate.............................     74.9      152.0
  Real estate...............................................    169.4      424.9
  Other invested assets.....................................      4.1       45.5
Acquisitions of investments:
  Fixed maturity securities.................................   (381.6)    (826.5)
  Equity securities.........................................    (68.4)    (104.6)
  Mortgage loans on real estate.............................   (231.5)    (171.9)
  Real estate...............................................    (15.2)     (19.1)
  Other invested assets.....................................     (2.4)      (0.4)
  Policy loans, net.........................................    (22.5)      (5.4)
  Other, net................................................     (0.6)      57.0
  Property, plant and equipment, net........................    (27.6)      (4.0)
                                                              -------    -------
Net cash (used in)/provided by investing activities.........    (29.8)     181.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt..........................................    (29.8)      (1.8)
Receipts from annuity and universal life policies credited
  to policyholders' account balances........................    831.6      655.3
Return of policyholders' account balances on annuity and
  universal life policies...................................   (828.0)    (748.0)
Dividends paid to shareholders..............................     (9.4)        --
Payments to eligible policyholders..........................     (8.1)        --
                                                              -------    -------
Net cash used in financing activities.......................    (43.7)     (94.5)
                                                              -------    -------
Net increase in cash and cash equivalents...................      2.3      179.0
Cash and cash equivalents, beginning of period..............    329.1      313.4
                                                              -------    -------
Cash and cash equivalents, end of period....................  $ 331.4    $ 492.4
                                                              =======    =======

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

     On November 16, 1998, pursuant to its Plan of Reorganization (the "Plan") which was approved by the New York Superintendent of Insurance on the same day (the "Plan Effective Date"), The Mutual Life Insurance Company of New York ("MONY") converted from a mutual life insurance company to a stock life insurance company (the "Demutualization") and became a wholly owned subsidiary of The MONY Group Inc., (the "MONY Group"), a Delaware corporation organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. The MONY Group has no other operations or subsidiaries. In connection with the Plan, MONY established a closed block to fund the guaranteed benefits and dividends of certain participating insurance policies, and eligible policyholders received cash, policy credits, or shares of common stock of the MONY Group in exchange for their membership interests in MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock and MONY changed its name to MONY Life Insurance Company (MONY Life Insurance Company and its subsidiaries are hereafter referred to as "MONY Life"). The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to the aforementioned policyholders.

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

2. BASIS OF PRESENTATION:

     The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1998, which are presented in the Company's 1998 Report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

     Products comprising the protection products segment primarily include a wide range of individual life insurance products, including; permanent and last survivor whole life, term life, universal life, variable universal life, group life, and group universal life. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits (see Note 4), (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block which is reflected in "Other Income" in the table below (see Note 6), and
(iii) the Company's disability income insurance business. Products comprising the accumulation products segment primarily include fixed annuities, non-participating interest sensitive products (including single premium deferred annuities, flexible premium deferred annuities, immediate annuities, and flexible premium variable annuities), proprietary mutual funds, investment management services, and certain other financial services products. The Company's other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company's proprietary investment products and, in addition, provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's field agency force with access to life, annuity, and small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (See Note 4).

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of June 30, 1999 and December 31, 1998 and for the three-month and six-month periods ended June 30, 1999 and 1998, as well as amounts not allocated to the segments. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes. The Company does not allocate certain nonrecurring items to the segments (e.g. items of an unusual or infrequent nature). In addition, all segment revenues are from external customers.

     Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment. In addition, capital is allocated to each segment in amounts sufficient to maintain a targeted regulatory risk-based capital ("RBC") level for each segment. Allocations of net investment income and net realized gains on investments were primarily based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company's product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the protection products segment.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                     SEGMENT SUMMARY FINANCIAL INFORMATION

                                                          FOR THE THREE-MONTH     FOR THE SIX-MONTH
                                                                 PERIOD                 PERIOD
                                                             ENDED JUNE 30,         ENDED JUNE 30,
                                                          --------------------    ------------------
                                                            1999        1998       1999       1998
                                                          --------    --------    -------    -------
                                                                       ($ IN MILLIONS)
PREMIUMS:
Protection Products(1)..................................   $ 18.8      $173.4     $ 39.3     $343.8
Accumulation Products...................................      0.4         1.3        0.8        1.8
Other Products..........................................      1.7         2.7        4.1        8.2
                                                           ------      ------     ------     ------
                                                           $ 20.9      $177.4     $ 44.2     $353.8
                                                           ======      ======     ======     ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products.....................................   $ 33.8      $ 20.8     $ 61.6     $ 41.8
Accumulation Products...................................     18.8        16.6       36.0       31.6
Other Products..........................................     (0.1)        0.3        0.3        0.9
                                                           ------      ------     ------     ------
                                                           $ 52.5      $ 37.7     $ 97.9     $ 74.3
                                                           ======      ======     ======     ======
NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON
  INVESTMENTS:
Protection Products(2)..................................   $ 96.0      $212.4     $178.0     $397.0
Accumulation Products...................................     32.6        41.6       61.5       77.8
Other Products..........................................     17.0        20.4       27.9       38.9
Unallocated amounts.....................................     (0.7)        1.2        1.2        1.6
                                                           ------      ------     ------     ------
                                                           $144.9      $275.6     $268.6     $515.3
                                                           ======      ======     ======     ======
OTHER INCOME:
Protection Products(3)(9)...............................   $ 27.2      $ 16.1     $ 55.3     $ 31.2
Accumulation Products...................................     23.1        19.3       44.0       34.6
Other Products..........................................     21.7        19.6       38.5       32.4
Unallocated amounts.....................................      1.1         1.4        2.1        2.9
                                                           ------      ------     ------     ------
                                                           $ 73.1      $ 56.4     $139.9     $101.1
                                                           ======      ======     ======     ======
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products(13).................................   $  8.2      $ 29.3     $ 17.3     $ 55.4
Accumulation Products...................................      7.2         8.6       14.9       15.4
                                                           ------      ------     ------     ------
                                                           $ 15.4      $ 37.9     $ 32.2     $ 70.8
                                                           ======      ======     ======     ======
BENEFITS TO POLICYHOLDERS:(4)
Protection Products.....................................   $ 33.6      $186.8     $ 73.7     $370.5
Accumulation Products...................................     19.0        20.5       37.3       40.6
Other Products..........................................      7.3        10.2       14.4       22.6
Unallocated amounts.....................................       --         4.1        2.3        4.7
                                                           ------      ------     ------     ------
                                                           $ 59.9      $221.6     $127.7     $438.4
                                                           ======      ======     ======     ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                          FOR THE THREE-MONTH     FOR THE SIX-MONTH
                                                                 PERIOD                 PERIOD
                                                             ENDED JUNE 30,         ENDED JUNE 30,
                                                          --------------------    ------------------
                                                            1999        1998       1999       1998
                                                          --------    --------    -------    -------
                                                                       ($ IN MILLIONS)
DIVIDENDS TO POLICYHOLDERS:
Protection Products.....................................     (0.1)       52.9       (0.8)     106.8
Accumulation Products...................................      0.5         0.4        0.9        0.9
Other Products..........................................      0.3         0.5        0.6        0.7
                                                           ------      ------     ------     ------
                                                           $  0.7      $ 53.8     $  0.7     $108.4
                                                           ======      ======     ======     ======
OTHER OPERATING COSTS AND EXPENSES:
Protection Products.....................................   $ 70.7      $ 71.0     $130.8     $144.4
Accumulation Products...................................     27.8        20.3       51.2       38.9
Other Products..........................................     24.7        26.3       45.0       43.7
                                                           ------      ------     ------     ------
                                                           $123.2      $117.6     $227.0     $227.0
                                                           ======      ======     ======     ======
INCOME BEFORE INCOME TAXES:
Protection Products.....................................   $ 63.4      $ 82.7     $113.2     $136.7
Accumulation Products...................................     20.4        29.0       38.0       50.0
Other Products..........................................      8.0         6.0       10.8       13.4
Unallocated amounts.....................................      0.4        (1.5)       1.0       (0.2)
                                                           ------      ------     ------     ------
                                                           $ 92.2      $116.2     $163.0     $199.9
                                                           ======      ======     ======     ======

                                                                AS OF         AS OF
                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
ASSETS:(7)
Protection Products(5)(10)..................................  $16,142.7     $16,578.7
Accumulation Products.......................................    6,243.8       6,171.3
Other Products..............................................    1,233.5       1,256.2
Unallocated amounts.........................................    1,194.0         949.8
                                                              ---------     ---------
                                                              $24,814.0     $24,956.0
                                                              =========     =========
DEFERRED POLICY ACQUISITION COSTS:
Protection Products(11).....................................  $ 1,009.4     $   857.6
Accumulation Products.......................................      149.3         136.7
                                                              ---------     ---------
                                                              $ 1,158.7     $   994.3
                                                              =========     =========
POLICYHOLDERS' LIABILITIES:
Protection Products(6)(12)..................................  $10,189.0     $10,267.0
Accumulation Products.......................................    1,287.4       1,318.6
Other Products..............................................      442.8         455.6
Unallocated amounts.........................................       15.4          17.4
                                                              ---------     ---------
                                                              $11,934.6     $12,058.6
                                                              =========     =========

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                AS OF         AS OF
                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
SEPARATE ACCOUNT LIABILITIES:(7)
Protection Products(8)......................................  $ 3,891.1     $ 4,056.8
Accumulation Products.......................................    4,582.7       4,452.6
Other Products..............................................      644.7         621.9
Unallocated amounts.........................................      819.1         776.4
                                                              ---------     ---------
                                                              $ 9,937.6     $ 9,907.7
                                                              =========     =========

---------------
 (1) Excludes $158.0 million and $304.4 million of revenues in individual life related to the Closed Block for the three-month and six-month period ended June 30, 1999, respectively.

 (2) Excludes net investment income and net realized capital gains on investments in individual life related to the Closed Block of $94.3 million and $191.9 million for the three-month and six-month period ended June 30, 1999, respectively.

 (3) Includes Group Pension Profits of $12.0 million and $13.1 million for the three-month period ended June 30, 1999 and 1998, respectively, and $26.3 million and $22.7 million for the six-month period ended June 30, 1999 and 1998, respectively.

 (4) Includes interest credited to policyholders' account balances. Excludes $169.2 million and $318.4 million of benefits and interest credited to policyholders' account balances in individual life in the Closed Block for the three-month and six-month period ended June 30, 1999, respectively.

 (5) Includes assets transferred in the Group Pension Transaction of $5,337.1 million and $5,751.8 million as of June 30, 1999 and December 31, 1998, respectively.

 (6) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,732.0 million and $1,824.9 million as of June 30, 1999 and December 31, 1998, respectively.

 (7) Each segment includes separate account assets in an amount equal to the corresponding liability reported.

 (8) Includes separate account liabilities transferred in the Group Pension Transaction of $3,579.2 million and $3,829.6 million as of June 30, 1999 and December 31, 1998 respectively.

 (9) Includes $11.4 million and $21.9 relating to the Contribution from the Closed Block for the three-month and six-month period ended June 30, 1999.

(10) Includes Closed Block assets of $6,125.6 million and $6,161.2 million as of June 30, 1999 and December 31, 1998, respectively (see Note 6).

(11) Includes deferred policy acquisition costs allocated to the Closed Block of $658.7 million and $554.6 million as of June 30, 1999 and December 31, 1998, respectively (see Note 6).

(12) Includes Closed Block policyholders' liabilities of $7,174.9 million and $7,177.1 million as of June 30, 1998 and December 31, 1998, respectively (see Note 6)

(13) Excludes $17.2 million and $35.1 million of amortization of deferred policy acquisition costs related to the Closed Block for the three-month and six-month period ended June 30, 1999.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month and six-month periods ended June 30, 1999 and 1998, respectively.

                                                      THREE-MONTH         SIX-MONTH
                                                        PERIOD             PERIOD
                                                    ENDED JUNE 30,     ENDED JUNE 30,
                                                    ---------------    ---------------
                                                    1999      1998     1999      1998
                                                    -----    ------    -----    ------
                                                             ($ IN MILLIONS)
PREMIUMS:
Individual life(1)................................  $18.6    $173.4    $39.0    $343.1
Disability income insurance.......................    0.2                0.3       0.7
Group insurance...................................    2.0       2.8      4.7       5.7
Other.............................................    0.1       1.2      0.2       4.3
                                                    -----    ------    -----    ------
          Total...................................  $20.9    $177.4    $44.2    $353.8
                                                    =====    ======    =====    ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY
  FEES:
Universal life....................................  $19.1    $ 11.2    $36.7    $ 23.1
Variable universal life...........................   11.0       7.1     18.7      13.5
Group universal life..............................    3.7       2.5      6.2       5.2
Individual variable annuities.....................   18.7      16.3     35.7      31.2
Individual fixed annuities........................     --       0.6      0.6       1.3
                                                    -----    ------    -----    ------
          Total...................................  $52.5    $ 37.7    $97.9    $ 74.3
                                                    =====    ======    =====    ======

---------------
(1) Excludes revenues from individual life in the Closed Block of $158.0 million and $304.4 million for the three-month and six-month periods ended June 30, 1999.

4. THE GROUP PENSION TRANSACTION:

     On December 31, 1993 (the "Group Pension Transaction Date"), MONY entered into an agreement (the "Agreement") with AEGON USA, Inc. ("AEGON") under which MONY transferred a substantial portion of its group pension business (hereafter referred to as the "Group Pension Transaction"), including its full service group pension contracts, consisting primarily of tax-deferred annuities, 401(k) and managed funds lines of business, to AEGON's wholly-owned subsidiary, AUSA Life Insurance Company, Inc. ("AUSA"). The Company also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, the Company and AEGON have entered into certain service agreements. These agreements, among other things, provide that the Company will continue to manage the transferred assets, and that AUSA will continue to provide certain administrative services to the Company's remaining group pension contracts not included in the transfer.

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

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
ASSETS:
  General Account
     Fixed maturity securities: available for sale, at
      estimated fair value (amortized cost: $1,539.9 and
      $1,564.6, respectively)...............................  $1,546.4      $1,620.2
     Mortgage loans on real estate..........................     134.3         214.8
     Real estate held for investment........................      34.8          37.9
     Cash and cash equivalents..............................      15.8          21.7
     Accrued investment income..............................      26.6          27.6
                                                              --------      --------
     Total general account assets...........................   1,757.9       1,922.2
  Separate account assets...................................   3,579.2       3,829.6
                                                              --------      --------
          Total assets......................................  $5,337.1      $5,751.8
                                                              ========      ========
LIABILITIES:
  General Account(1)
     Policyholders' account balances........................  $1,732.0      $1,824.9
     Other liabilities......................................      23.0          24.0
                                                              --------      --------
          Total general account liabilities.................   1,755.0       1,848.9
  Separate account liabilities(2)...........................   3,579.2       3,829.6
                                                              --------      --------
          Total liabilities.................................  $5,334.2      $5,678.5
                                                              ========      ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $117.3 million and $121.7 million as of June 30, 1999 and December 31, 1998, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $34.0 million and $33.3 million as of June 30, 1999 and December 31, 1998, respectively.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                         FOR THE           FOR THE
                                                       THREE-MONTH        SIX-MONTH
                                                       PERIOD ENDED      PERIOD ENDED
                                                         JUNE 30,          JUNE 30,
                                                      --------------    --------------
                                                      1999     1998     1999     1998
                                                      -----    -----    -----    -----
                                                              ($ IN MILLIONS)
REVENUES:
Product policy fees.................................  $ 6.0    $ 6.0    $12.1    $11.1
Net investment income...............................   32.5     42.5     66.6     80.6
Net realized gains (losses) on investments..........    1.0     (1.9)     4.3     (2.4)
                                                      -----    -----    -----    -----
          Total revenues............................   39.5     46.6     83.0     89.3
BENEFITS AND EXPENSES:
Interest credited to policyholders' account
  balances..........................................   23.0     27.6     45.5     55.7
Other operating costs and expenses..................    4.5      5.9     11.2     10.9
                                                      -----    -----    -----    -----
          Total benefits and expenses...............   27.5     33.5     56.7     66.6
                                                      -----    -----    -----    -----
          Group Pension Profits.....................  $12.0    $13.1    $26.3    $22.7
                                                      =====    =====    =====    =====

5. COMMITMENTS AND CONTINGENCIES:

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primary equitable relief (e.g. reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one action being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

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

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On June 8, 1999, plaintiffs obtained leave from the New York State Court of Appeals to appeal the Appellate Division decision. Briefs will be filed during the summer and early fall, and

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

oral argument before the Court of Appeals will take place on October 14, 1999. All actions before the United States District Court for the District of Massachusetts are still pending.

     In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America ("MLOA"), a subsidiary of MONY Life in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on Multidistrict Litigation to transfer the action to the Multidistrict Litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. On April 19, 1999, the Judicial Panel entered a conditional transfer order transferring the case to the Federal District Court in Massachusetts. Plaintiffs have opposed the transfer, and oral argument on MLOA's transfer motion took place before the Judicial Panel on July 22, 1999. On April 20, 1999, plaintiffs moved to remand the case to the Kentucky State Court. MLOA has opposed the motion. On June 18, 1999, the Federal District Court denied MLOA's motion for a stay and preliminary discovery has been initiated in the case.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     With respect to all of the other aforementioned pending litigation, the Company recorded a provision, which is reflected in Other Operating Costs and Expenses, of $0.4 million and $11.3 million during the six-month period ended June 30, 1999 and 1998, respectively. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the consolidated financial statements at June 30, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

     The Company maintains two lines of credit with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 1999 and September 2003. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of these facilities is to provide additional liquidity for any unanticipated short term cash needs the Company might experience and also to serve as support for the Company's $250 million commercial paper program which was activated in the second quarter of 1999. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception and does not have any commercial paper outstanding as of June 30, 1999.

     At June 30, 1999, the Company had commitments to issue $23.9 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.13% to 8.25%. In addition, the Company had commitments to issue $95.2 million of fixed rate commercial mortgage loans with interest rates ranging from 7.00% to 8.09%. The Company also had commitments outstanding to purchase $86.1 million of private fixed maturity securities as of June 30, 1999 with interest rates ranging from 7.26% to 9.32%. At June 30, 1999, the Company had commitments to contribute capital to its equity partnership investments of $112.9 million.

     On July 29, 1999, the MONY Group's Board of Directors approved a quarterly dividend of $0.10 per share. The dividend will be payable September 24, 1999 to shareholders of record on September 3, 1999.

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

     The assets and liabilities allocated to the Closed Block are recorded in the Company's financial statements at their historical carrying values. The carrying values of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in the Company's income over the period the policies and the contracts in the Closed Block remain in force.

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

     The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated, and reflect certain adjustments made to revise estimates made in connection with the establishment of the Closed Block which resulted in a net increase to the Closed Block deficit:

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
ASSETS:
  Fixed maturity securities: available for sale, at
     estimated fair value (amortized cost; $3,492.8 and
     $3,423.0, respectively)................................  $3,474.8      $3,574.0
  Mortgage loans on real estate.............................     458.4         431.7
  Policy loans..............................................   1,205.5       1,208.4
  Real estate held for investment...........................      21.2            --
  Cash and cash equivalents.................................      73.6         134.4
  Premiums receivable.......................................      10.6          16.8
  Deferred policy acquisition costs.........................     658.7         554.6
  Other assets..............................................     222.8         241.3
                                                              --------      --------
          Total Closed Block assets.........................  $6,125.6      $6,161.2
                                                              ========      ========
LIABILITIES:
  Future policy benefits....................................  $6,718.6      $6,715.6
  Policyholders' account balances...........................     295.2         298.0
  Other policyholders' liabilities..........................     161.1         163.5
  Other liabilities.........................................      74.2         113.6
                                                              --------      --------
          Total Closed Block liabilities....................  $7,249.1      $7,290.7
                                                              ========      ========

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                    FOR THE THREE MONTH    FOR THE SIX MONTH
                                                       PERIOD ENDED          PERIOD ENDED
                                                       JUNE 30, 1999         JUNE 30, 1999
                                                    -------------------    -----------------
                                                                ($ IN MILLIONS)
REVENUES:
Premiums..........................................        $158.0                $304.4
Investment-type product fees......................            --                    --
Net investment income and net realized gains on
  investments.....................................          94.3                 191.9
Other income......................................           0.3                   0.7
                                                          ------                ------
          Total revenues..........................         252.6                 497.0
BENEFITS AND EXPENSES:
Benefits to policyholders.........................         167.0                 314.0
Interest credited to policyholders' account
  balances........................................           2.2                   4.4
Amortization of deferred policy acquisition
  costs...........................................          17.2                  35.1
Dividends to policyholders........................          52.8                 116.4
Other operating costs and expenses................           2.0                   5.2
                                                          ------                ------
          Total benefits and expenses.............         241.2                 475.1
                                                          ------                ------
Contribution from Closed Block....................        $ 11.4                $ 21.9
                                                          ======                ======

     At June 30, 1999 and December 31, 1998, there were no adjustments in the value of fixed maturity securities in the Closed Block deemed to be other than temporary or fixed maturity securities which have been non-income producing for the twelve months preceding such dates. At June 30, 1999 and December 31, 1998, the carrying value of mortgage loans in the Closed Block that were non-income producing for the twelve months preceding such date, were $2.0 million and $0.5 million, respectively.

7. EARLY RETIREMENT PROGRAM

     On June 30, 1999, the Company announced a voluntary early retirement program for approximately 500 eligible employees. The program is part of an overall company-wide realignment of staff and resources, which may also include the elimination and/or shifting of certain job functions and the addition of employees with new skill sets. The Company anticipates a one-time restructuring charge will be taken in the third quarter of 1999, after the completion of the realignment program.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the consolidated financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's consolidated financial results of operations is based on the results of the Closed Block for the three-month and six-month periods ended June 30, 1999 combined on a line by line basis with the results of operations outside the Closed Block for such period, as further discussed below. This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included elsewhere herein and the Company's 1998 Annual Report on Form 10-K.

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

     The pre-tax contribution from the Closed Block for the three-month and six-month periods ended June 30, 1999 was $11.4 million and $21.9 million, respectively. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

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

     For comparability with prior periods, the table below presents the results of operations of the Closed Block for the three-month and six-month periods ended June 30, 1999, combined on a line by line basis with the results of operations outside the Closed Block. In all other respects, the financial information herein is presented in accordance with GAAP unless otherwise noted. Management's Discussion and Analysis, which follows this table, addresses the results of operations of the Company on the aforementioned combined basis unless otherwise noted.

                             RESULTS OF OPERATIONS

                                                            FOR THE                FOR THE
                                                       THREE-MONTH PERIOD      SIX-MONTH PERIOD
                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                       ------------------    --------------------
                                                        1999       1998        1999        1998
                                                       -------    -------    --------    --------
                                                                    ($ IN MILLIONS)
REVENUES:
Premiums.............................................  $178.9     $177.4     $  348.6    $  353.8
Universal life and investment-type product policy
  fees...............................................    52.5       37.7         97.9        74.3
Net investment income................................   196.1      175.5        384.2       357.7
Net realized gains on investments....................    43.1      100.1         76.3       157.6
Group Pension Profits................................    12.0       13.1         26.3        22.7
Other income.........................................    50.0       43.3         92.4        78.4
                                                       ------     ------     --------    --------
          Total revenues.............................   532.6      547.1      1,025.7     1,044.5
BENEFITS AND EXPENSES:
Benefits to policyholders............................   200.5      193.2        387.4       379.7
Interest credited to policyholders' account
  balances...........................................    28.6       28.4         58.7        58.7
Amortization of deferred policy acquisition costs....    32.6       37.9         67.3        70.8
Dividends to policyholders...........................    53.5       53.8        117.1       108.4
Other operating costs and expenses...................   125.2      117.6        232.2       227.0
                                                       ------     ------     --------    --------
          Total benefits and expenses................   440.4      430.9        862.7       844.6
                                                       ------     ------     --------    --------
Income before income taxes and extraordinary item....  $ 92.2     $116.2     $  163.0    $  199.9
                                                       ======     ======     ========    ========

 Consolidated -- For the Three-month Period Ended June 30, 1999 Compared to the Three-month Period Ended June 30, 1998.

     Premium revenue was $178.9 million for the three-month period ended June 30, 1999, an increase of $1.5 million, or 0.8% from $177.4 million reported in the comparable prior year period. The increase consisted primarily of $4.3 million of premiums from Sagamore Financial Corporation ("Sagamore"), which was acquired December 31, 1998, (see Notes to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein), and an increase of $1.1 million in single premiums, offset primarily by lower renewal premiums on traditional life business of $2.3 million due to the decrease of such in-force business, and lower premiums of $1.0 million from the run-off businesses. Management believes that the decrease in premium revenues, excluding Sagamore, is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products.

     Universal life and investment-type product policy fees were $52.5 million for the three-month period ended June 30, 1999, an increase of $14.8 million or 39.3% from $37.7 million reported in the comparable prior year period ended June 30, 1998. This increase was primarily the result of fees earned by Sagamore of $5.4 million and higher fees relating to the Company's flexible premium variable annuity ("FPVA"), variable universal life ("VUL") and universal life ("UL") businesses of $2.4 million, $4.6 million and $1.0 million, respectively. The Company reported total fees from its FPVA business during the period of $18.7 million, as compared to $16.3 million reported for the comparable prior year period. The increase was primarily due to higher surrender charges of $2.0 million for the quarter ending June 30, 1999 compared to the comparable prior year period. The average FPVA fund value remained relatively unchanged for the three-month period ended June 30, 1999 as compared to the comparable prior year period, however, FPVA sales decreased to $112.4 million in the second quarter of 1999, as compared to $190.6 million in the second quarter of 1998. Management believes that the decline in sales is primarily due to delays in state regulatory approvals of new products introduced by the Company in connection with its reorganization in November 1998. See "Accumulation Products Segment." The Company reported total fees from its VUL business during the period of $9.7 million, as compared to $5.1 million reported for the comparable period in the prior year. This increase is consistent with the growth of such in force business. The Company reported total fees from its UL business of $15.8 million during the period as compared to $14.8 million during the comparable prior year period.

     Net investment income was $196.1 million for the three-month period ended June 30, 1999, an increase of $20.6 million, or 11.7%, from $175.5 million reported for the comparable prior year period. The increase in net investment income is primarily due to the combination of higher yields on invested assets (mostly due to higher equity partnerships income), higher average balances, and changes in the mix of invested assets for the three-month period ended June 30, 1999 compared to the prior year period. Higher yields on invested assets for the three-month period ended June 30, 1999 compared to the three month period ended June 30, 1998, resulted in higher investment income of approximately $13.3 million. In addition, an increase in the Company's average total invested assets between the periods of approximately $352.7 million, as well as changes in the mix of invested assets from lower yielding real estate to relatively higher yielding fixed maturity securities, mortgages and equity securities resulted in additional increases in investment income of approximately $7.3 million. The increase in average invested assets was primarily a result of IPO proceeds received, gains on sales of real estate, and positive cash flow from operations and investing activities between the periods. For the three-month period ended June 30, 1999, the Company's average investment in fixed maturity securities (before cumulative unrealized gains or losses), mortgages, equity securities, cash and short term securities increased by approximately $549.5 million, $78.8 million, $74.0 million and $28.8 million, respectively, while real estate and other invested assets (mostly real estate partnerships) decreased by approximately $371.3 million and $26.6 million, respectively. As of June 30, 1999, invested assets were $10,778.4 million (including cumulative unrealized losses of $48.0 million for fixed maturity securities) compared to $10,732.9 million (including cumulative unrealized gains of $211.9 million for fixed maturity securities) for the prior year period. At June 30, 1999, fixed maturity securities, mortgage loans and real estate represented approximately 60.4%, 14.9% and 4.5%, respectively, of total invested assets, as compared to 58.5%, 13.8% and 7.4%, respectively, at June 30, 1998. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 7.2% and 8.8%, respectively, for the three-month periods ended June 30, 1999, as compared to 6.7% and 10.5%, respectively, for the three-month period ended June 30, 1998.

     Net realized capital gains were $43.1 million for the three-month period ended June 30, 1999, a decrease of $57.0 million, or 56.9%, from $100.1 million for the comparable prior year period. The decrease is due primarily to lower gains on sales of real estate and real estate partnership equities of $46.6 million, lower gains on prepayments and sales of fixed maturity securities and mortgages of $12.5 million, lower allowances for mortgages of $2.2 million, higher losses on other than temporary impairments of fixed maturity securities of $1.9 million, offset with higher sales gains on equity securities of $5.9 million. Gains on the sale of real estate and real estate partnerships were $39.2 million for the three-month period ended June 30, 1999, compared to $85.8 million for the prior year period. Prepayment/sales gains for fixed maturities and mortgages were $2.5 million for the three-month period ended June 30, 1999 compared to $15.0 million for the three-month period ended June 30, 1998. Additional provisions for valuation allowances for mortgages were $1.3 million for the three-month period ended June 30, 1999, compared to releases of $0.9 million for the prior year period. Losses on other than temporary impairments on fixed maturity securities were $1.9 million for the three-month period ended June 30, 1999, compared to $0.0 for the prior year period. Gains on sales of equity securities were $6.9 million for the three-month period ended June 30, 1999, compared to $1.0 million for the prior year period.

     Group Pension Profits were $12.0 million for the three-month period ended June 30, 1999, a decrease of $1.1 million, or 8.4%, from $13.1 million reported in the comparable prior year period. Group Pension Profits consisted primarily of $7.3 million of Group Pension Payments, and a decrease of $4.6 million in mortgage loan valuation allowances, which primarily related to the reversal of a valuation allowance on a mortgage loan sold during the period. In the comparable prior year period, Group Pension Profits consisted of $18.9 million of Group Pension Payments, offset by $5.8 million relating to an increase in the aforementioned valuation allowances. The decrease in Group Pension Payments is consistent with the runoff of Group Pension business. See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $50.0 million for the three-month period ended June 30, 1999, an increase of $6.7 million, or 15.5%, as compared to $43.3 million reported in the comparable prior year period. The increase was primarily the result of higher fees of $4.9 million earned by the Company's mutual fund management operations, and an increase of $2.5 million earned by the Company's broker-dealer operations. During the three-month period ended June 30, 1999, the Company's broker-dealer operations reported commission earnings of $17.5 million, as compared to $15.0 million reported in the comparable prior year period. Also, during the second quarter of 1999, the Company's mutual fund management operations reported $20.8 million in fees from advisory, underwriting and distribution services, as compared to $15.9 million reported in the comparable prior year period, as its assets under management increased to approximately $7.9 billion from $6.8 billion at June 30, 1999 and 1998, respectively.

     Benefits to policyholders were $200.5 million for the three-month period ended June 30, 1999, an increase of $7.3 million, or 3.8%, as compared to $193.2 million reported in the comparable prior year period. The increase was primarily due to $6.3 million of benefits from Sagamore, an increase of $8.9 million relating to death benefits paid, net of reinsurance, offset by a $2.4 million decrease in benefits relating to the runoff businesses included in the other products segment and a $4.1 million decrease in benefits incurred by the Company's benefits plans.

     Interest credited to policyholders' account balances was $28.6 million for the three-month period ended June 30, 1999, an increase of $0.2 million, or 0.7%, as compared to $28.4 million reported in the comparable prior year period. The increase primarily resulted from: (i) an increase of $1.1 related to Sagamore, (ii) an increase of $0.6 million in interest crediting on the traditional life business, and (iii) an increase in accumulation products, other than single premium deferred annuities ("SDPA"), of $1.2 million, offset by lower interest crediting during the three-month period ended June 30, 1999, as compared to the comparable prior year period, of $2.8 million relating to SPDA. Declines in SPDA fund balances and modestly lower interest rates contributed to the decline in interest crediting.

     Amortization of deferred policy acquisition ("DAC") costs was $32.6 million for the three-month period ended June 30, 1999, a decrease of $5.3 million, or 14.0%, as compared to $37.9 million reported in the comparable prior year period. The decrease primarily resulted from: (i) lower amortization of approximately $5.1 million relating to traditional life business due to lower realized gains on investments, (ii) lower amortization of approximately $1.5 million relating to lower earnings in the Company's UL business, and (iii) an increase in future expected profitability of the FPVA business, offset by (i) an increase in amortization of $1.0 million relating the growth of the Company's VUL business and (ii) a $1.3 million decrease relating to term business.

     Other operating costs and expenses were $125.2 million for the three-month period ended June 30, 1999, an increase of $7.6 million, or 6.5%, as compared to $117.6 million reported in the comparable prior year period. The increase primarily consisted of: (i) higher expenses of $7.8 million relating to certain of the Company's benefit plans, (ii) $4.5 million of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations,
(iii) $3.8 million from Sagamore and (iv) $1.7 million of commission expenses incurred under a new commission structure designed to reward the Company's career agents for policy persistency, offset by, (i) lower Year 2000 costs of $3.6 million, (ii) lower charitable contributions and corporate advertising of $2.7 million, (iii) a $0.7 million savings due to the outsourcing of certain benefit administration functions, (iv) $1.0 million in lower consulting costs,
(v) $1.0 million in lower guaranty assessments and, (vi) a $1.2 million recurring savings resulting from a change in benefits under the Company's pension plan.

 Consolidated -- For the Six-month Period Ended June 30, 1999 Compared to the Six-month Period Ended June 30, 1998

     Premium revenue was $ 348.6 million for the six-month period ended June 30, 1999, a decrease of $5.2 million, or 1.5% from $353.8 million reported in the comparable prior year period. The decrease resulted primarily from lower renewal premiums on traditional life business of $15.2 million resulting from the decrease in such in-force business, and lower premiums of $4.1 million from the run-off businesses, offset primarily by $7.6 million of premiums from Sagamore, which was acquired December 31, 1998, (see Notes to Unaudited Interim Condensed Financial Statements included elsewhere herein), $2.2 million of higher single premiums, and higher new premiums of approximately $5.7 million. Management believes that the overall decrease in premium revenue, excluding Sagamore, is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products.

     Universal life and investment-type product policy fees were $97.9 million for the six-month period ended June 30, 1999, an increase of $23.6 million or 31.8% from $74.3 million reported in the comparable prior year period ended June 30, 1998. This increase was primarily the result of fees earned by Sagamore of $10.3 million, and higher fees relating to the Company's FPVA business, VUL business and UL business of $4.5 million, $7.3 million and $1.8 million, respectively. The Company reported total fees from its FPVA business during the period of $35.7 million, as compared to $31.2 million reported for the comparable prior year period. The increase was primarily due to an increase in surrender charges of $3.4 million from the comparable prior year period. The average FPVA fund value remained relatively unchanged for the three-month period ended June 30, 1999 as compared to the comparable prior year period, however, FPVA sales were $216.5 million in 1999, as compared to $346.5 million in 1998. Management believes that the decline in sales is primarily due to delays in state regulatory approvals of new products introduced by the Company in connection with its reorganization in November 1998. The Company reported total fees from its VUL business during the period of $16.6 million, as compared to $9.3 million reported for the comparable period in the prior year. This increase is consistent with the growth of such in force business. The Company reported total fees from its UL business of $31.4 million during the period as compared to 29.6 million in the prior year period.

     Net investment income was $384.2 million for the six-month period ended June 30, 1999, an increase of $26.5 million, or 7.4%, from $357.7 million reported for the comparable prior year period. The increase in net investment income was primarily due to the combination of higher yields on invested assets (mostly due to higher equity partnership income) and higher average balances, and changes in the mix of invested assets for the six-month period ended June 30, 1999 compared to the prior year period. Higher yields on invested assets for the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998 resulted in higher investment income of approximately $12.3 million. In addition, an increase in the Company's average total invested assets between the periods of approximately $274.0 million, as well as changes in the mix of invested assets from lower yielding real estate to higher yielding fixed maturity securities, mortgages and equity securities resulted in an additional increases in investment income of approximately $14.2 million. Average total invested assets for the six-month period ended June 30, 1999 increased as compared to the prior year period, primarily as a result of IPO proceeds received, gains from sales of real estate, and positive cash flow from operations and investing activities between the periods. For the six-month period ended June 30, 1999, the Company's average investment in fixed maturity securities (before cumulative unrealized gains or losses), mortgages, equity securities, cash and short term securities increased by approximately $397.7 million, $89.0 million, $58.0 million and $45.9 million, respectively, while real estate and other invested assets (mostly real estate partnerships) decreased by approximately $315.3 million and $12.3 million, respectively. As of June 30, 1999, invested assets were $10,778.4 million (including cumulative unrealized losses of $48.0 million for fixed maturity securities) compared to $10,732.9 million (including cumulative unrealized gains of $211.9 million for fixed maturity securities) for the prior year period. At June 30, 1999, fixed maturity securities, mortgage loans and real estate represented approximately 60.4%, 14.9% and 4.5%, respectively, of total invested assets, as compared to 58.5%, 13.8% and 7.4%, respectively, at June 30, 1998. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 7.2% and 8.6%, respectively, for the six-month period ended June 30, 1999, as compared to 6.9% and 9.9%, respectively, for the six-month ended June 30, 1998.

     Net realized capital gains were $76.3 million for the six-month period ended June 30, 1999, a decrease of $81.3 million, or 51.6%, from $157.6 million for the comparable prior year period. The decrease is due primarily to lower sales gains on real estate and real estate partnership equities of $81.0 million, lower gains on prepayments and sales of fixed maturity securities and mortgages of $9.9 million, higher valuation allowances for real estate added to the held for sale category of $4.4 million, changes in foreign currency translation losses of $2.4 million, higher allowances on mortgages of $1.8 million, higher losses on other than temporary impairments on equity securities of $1.0 million, offset with higher sales gains on equity securities of $21.5 million. Gains on the sale of real estate and real estate partnerships were $122.6 million for the six-month period ended June 30, 1999, compared to $41.6 million for the prior year period. Prepayment/sales gains for fixed maturity securities and mortgages were $7.9 million for the six-month period ended June 30, 1999 compared to $17.8 million for the six-month period ended June 30, 1998. Additional provisions for valuation allowances on real estate held for sale were $6.0 million for the six-month period ended June 30, 1999, compared to $1.6 million for the comparable prior year period. Foreign currency translation losses were $1.8 million for the six-month period ended June 30, 1999 as compared to gains of $0.6 million for the six-month period ended June 30, 1998. Losses for other than temporary impairment on equity securities were $1.6 million for the six-month period ended June 30, 1999, compared to $0.6 million for the prior year period. Gains on sales of equity securities were $39.9 million for the six-month period ended June 30, 1999, compared to $18.5 million for the prior year period.

     Group Pension Profits were $26.3 million for the six-month period ended June 30, 1999, an increase of $3.6 million, or 15.9%, from $22.7 million reported in the comparable prior year period. Group Pension Profits consisted primarily of $16.4 million of Group Pension Payments, and a decrease of $9.8 million in mortgage loan valuation allowances which primarily related to the reversal of a valuation allowance on a mortgage loan sold during the period. In the comparable prior year period, Group Pension Profits consisted of $27.7 million of Group Pension Payments and $5.0 million relating to an increase in the valuation allowances. The decrease in Group Pension Payments is consistent with the runoff of Group Pension business. See Notes to Unaudited Interim Condensed Consolidated Financial Statements.

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $92.4 million for the six-month period ended June 30, 1999, an increase of $14.0 million, or 17.9%, as compared to $78.4 million reported in the comparable prior year period. The increase was primarily the result of higher fees of $9.7 million earned by the Company's mutual fund management operations and an increase of $6.5 million earned by the Company's broker-dealer operations. During the six-month period ended June 30, 1999, the Company's broker-dealer operations reported commission earnings of $30.7 million, as compared to $24.2 million reported in the comparable prior year period. Also, during the six-month period ended June 30, 1999, the Company's mutual fund management operations reported $39.2 million in fees from advisory, underwriting and distribution services, as compared to $29.5 million reported in the comparable prior year period, as its assets under management increased to approximately $7.9 billion from $6.8 billion at June 30, 1999 and 1998, respectively.

     Benefits to policyholders were $387.4 million for the six-month period ended June 30, 1999, an increase of $7.7 million, or 2.0%, as compared to $379.7 million reported in the comparable prior year period. The increase primarily due to $10.8 million of benefits from Sagamore, and an increase of $8.8 million relating to death benefits paid, net of reinsurance, offset by an $ 8.1 million decrease in the run-off businesses included in the other segment and a $2.4 million decrease in benefits related to the Company's benefit plans.

     Interest credited to policyholders' account balances was $58.7 million for the six-month period ended June 30, 1999, as compared to $58.7 million reported in the comparable prior year period. Increases in interest crediting of $2.2 relating to the consolidation of Sagamore, $0.7 million relating to traditional life business and $0.5 million related to other accumulation products were offset primarily by a decrease of $4.2 million in interest crediting related to the SPDA product line. Declines in fund balances and modestly lower interest rates in these products contributed to declines in overall interest crediting.

     Amortization of DAC was $67.3 million for the six-month period ended June 30, 1999, a decrease of $3.5 million, or 4.9%, as compared to $70.8 million reported in the comparable prior year period. The decrease primarily resulted from: (i) lower amortization of approximately $6.9 million relating to traditional life business due to higher realized gains on investments, (ii) lower amortization of $2.7 million due to lower earnings on the Company's UL business, and (iii) an increase in the future expected profitability of the FPVA business, offset by, (iii) an increase in amortization of approximately $2.5 million relating to the growth of the Company's VUL business and (iv) $2.0 million relating to term life insurance business.

     Dividends to policyholders of $117.1 million for the six-month period ended June 30, 1999 increased $8.7 million, or 8.0% from $108.4 million reported in the comparable prior year period. Substantially all of the increase relates to the accrual of an additional dividend liability in the Closed Block reflecting results that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Close Block policyholders will be increased accordingly. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses were $232.2 million for the six-month period ended June 30, 1999, an increase of $5.2 million, or 2.3%, as compared to $227.0 million reported in the comparable prior year period. The increase primarily consisted of: (i) $8.5 million of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, (ii) $7.1 million from Sagamore, (iii) $3.1 million related to the Company's broker-dealer operations, (iv) $3.0 million related to the consolidation and closing of certain agency offices and resultant employee reductions, and (v) a $2.7 million increase in commission expenses incurred under a new commission structure to reward the Company's career agents for policy persistency, offset by: (i) a $1.3 million decrease with respect to certain of the Company's benefit plans, (ii) a $2.4 million recurring savings resulting from a change in benefits under the Company's pension plan (iii) lower Year 2000 costs of $5.2 million, (iv) $3.7 million of lower compensation costs, (v) a $2.7 million decrease in charitable contributions and corporate advertising, (vi) lower guaranty fund assessments of $1.0 million, (vii) a $1.0 million decrease in outside consulting costs, and
(vii) $1.3 million in savings due to the outsourcing of certain benefit administration functions.

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

                          PROTECTION PRODUCTS SEGMENT

                                                               FOR THE              FOR THE
                                                          THREE-MONTH PERIOD    SIX-MONTH PERIOD
                                                            ENDED JUNE 30,       ENDED JUNE 30,
                                                          ------------------    ----------------
                                                           1999       1998       1999      1998
                                                          -------    -------    ------    ------
                                                                     ($ IN MILLIONS)
REVENUES:
Premiums................................................  $176.8     $173.4     $343.7    $343.8
Universal life policy fees..............................    33.8       20.8       61.6      41.8
Net investment income and net realized gains on
  investments...........................................   190.3      212.4      369.9     397.0
Group Pension Profits...................................    12.0       13.1       26.3      22.7
Other income............................................     4.1        3.0        7.8       8.5
                                                          ------     ------     ------    ------
                                                           417.0      422.7      809.3     813.8
BENEFITS AND EXPENSES:
Benefits to policyholders...............................   191.0      177.1      367.8     349.8
Interest credited to policyholders' account balances....    11.8        9.7       24.3      20.7
Amortization of deferred policy acquisition costs.......    25.4       29.3       52.4      55.4
Dividends to policyholders..............................    52.7       52.9      115.6     106.8
Other operating costs and expenses......................    72.7       71.0      136.0     144.4
                                                          ------     ------     ------    ------
                                                           353.6      340.0      696.1     677.1
                                                          ------     ------     ------    ------
Income before income taxes..............................  $ 63.4     $ 82.7     $113.2    $136.7
                                                          ======     ======     ======    ======

 Protection Products Segment -- For the Three-month Period Ended June 30, 1999
  Compared to the Three-month Period Ended June 30, 1998

     Premium revenue was $176.8 million for the three-month period ended June 30, 1999, an increase of $3.4 million, or 2.0%, from $173.4 million reported in the comparable prior year period. The increase consisted primarily of $4.3 million of premiums from Sagamore which was acquired December 31, 1998, (see Notes to Unaudited Interim Condensed Financial Statements included elsewhere herein), and an increase of $1.1 million in single premiums, offset primarily by lower renewal premiums on traditional life business of $2.3 million due to the decrease of such in-force business. Management believes that the decrease in premium revenue, excluding Sagamore, is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products.

     Universal life policy fees were $33.8 million for the three-month period ended June 30, 1999, an increase of $13.0 million or 62.5% from $20.8 million reported in the comparable prior year period. This increase was primarily the result of fees earned by Sagamore of $5.4 million and higher fees relating to the Company's VUL and UL business of $4.6 million and $1.0 million, respectively. The Company reported total fees from its VUL business during the period of $9.7 million, as compared to $5.1 million reported for the comparable period in the prior year. This increase is consistent with the growth of such in force business. The Company reported total fees from its UL business of $15.8 million during the period as compared to $14.8 million during the comparable prior year period.

     Net investment income and net realized gains on investments were $190.3 million for the three-month period ended June 30, 1999, a decrease of $22.1 million, or 10.4%, from $212.4 million reported in the comparable prior year period. The decrease was primarily due to lower realized gains on sales of real estate and real estate partnership equities offset in part by increased net investment income primarily attributable to the investment of IPO proceeds.

     Group Pension Profits were $12.0 million for the three-month period ended June 30, 1999, a decrease of $1.1 million, or 8.4%, from $13.1 million reported in the comparable prior year period. Group Pension Profits consisted primarily of $7.3 million of Group Pension Payments, and a decrease of $4.6 million in mortgage loan valuation allowances, which primarily related to the reversal of a valuation allowance on a mortgage loan sold during the period. In the comparable prior year period, Group Pension Profits consisted of $18.9 million of Group Pension Payments offset by $5.8 million relating to an increase in the aforementioned valuation allowances. The decrease in Group Pension Payments is consistent with the runoff of Group Pension business. See "Notes to Unaudited Interim Condensed Consolidated Financial Statements."

     Benefits to policyholders were $191.0 million for the three-month period ended June 30, 1999, an increase of $13.9 million, or 7.8%, as compared to $177.1 million reported in the comparable prior year period. The increase primarily was due to the addition of $5.6 million of benefits related to Sagamore and an $8.9 million increase in death benefits paid, net of reinsurance.

     Interest credited to policyholders' account balances was $11.8 million for the three-month period ended June 30, 1999, an increase of $2.1 million, or 21.6%, as compared to $9.7 million reported in the comparable prior year period. This increase was primarily due to additional interest crediting of $0.9 million from Sagamore and an increase of $0.6 million relating to traditional life business.

     Amortization of DAC was $25.4 million for the three-month period ended June 30, 1999, a decrease of $3.9 million, or 13.3%, as compared to $29.3 million reported in the comparable prior year period. The decrease primarily resulted from: (i) lower amortization of approximately $5.1 million relating to traditional life business due to lower realized gains on investments, and (ii) lower amortization of approximately $1.5 million relating to lower earnings in the Company's UL business, offset by (i) an increase in amortization of $1.0 million relating to the growth of the Company's VUL business, and (ii) a $1.3 million decrease relating to term business.

     Other operating costs and expenses were $72.7 million for the three-month period ended June 30, 1999, an increase of $1.7 million, or 2.4%, as compared to $71.0 million reported in the comparable prior year period. The increase primarily consists of: (i) a $7.8 million increase with respect to certain of the Company's benefit plans, (ii) $3.8 million from Sagamore offset by, (i) lower Year 2000 costs of $3.6 million, (ii) lower charitable contributions and corporate advertising of $2.7 million, (iii) a $0.7 million savings due to the outsourcing of certain benefit administration functions, (iv) $1.0 million in lower guaranty assessments (v) $1.0 million related to lower consulting fees, and (vi) a $1.0 million recurring savings resulting from a change in benefits under the Company's pension plan.

 Protection Products Segment -- For the Six-month Period Ended June 30, 1999
  Compared to the Six-month Period Ended June 30, 1998

     Premium revenue was $343.7 million for the six-month period ended June 30, 1999, a decrease of $0.1 million from $343.8 million reported in the comparable prior year period. The decrease resulted primarily from lower renewal premiums on traditional life business of $15.2 million resulting from the decrease in such in-force business, offset primarily by $7.6 million of premiums from Sagamore, which was acquired December 31, 1998, (see Notes to Unaudited Interim Condensed Financial Statements included elsewhere herein), $2.2 million of higher single premiums, and higher new premiums of approximately $5.7 million. Management believes that the overall decrease in premium revenue excluding Sagamore, is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products.

     Universal life policy fees were $61.6 million for the six-month period ended June 30, 1999, an increase of $19.8 million or 47.4% from $41.8 million reported in the comparable prior year period. This increase was primarily the result of fees earned by Sagamore of $10.3 million, and higher fees relating to the Company's VUL business and UL business of $7.3 million and $1.8 million, respectively. The Company reported total fees from its VUL business during the period of $16.6 million, as compared to $9.3 million reported for the comparable period in the prior year. This increase is consistent with the growth of such in force business. The

Company reported total fees from its UL business of $31.4 million during the period as compared to $29.6 million in the prior year period.

     Net investment income and net realized gains on investments were $369.9 million for the six-month period ended June 30, 1999, a decrease of $27.1 million, or 6.8%, from $397.0 million reported in the comparable prior year period. The decrease was primarily due to lower realized gains on sales of real estate and real estate partnership equities offset in part by increased net investment income primarily attributable to the investment of IPO proceeds.

     Group Pension Profits were $26.3 million for the six-month period ended June 30, 1999, an increase of $3.6 million, or 15.9%, from $22.7 million reported in the comparable prior year period. Group Pension Profits consisted primarily of $16.4 million of Group Pension Payments, and a decrease of $9.8 million in mortgage loan valuation allowances which primarily related to the reversal of a valuation allowance on a mortgage loan sold during the period. In the comparable prior year period, Group Pension Profits consisted of $27.7 million of Group Pension Payments and $5.0 million relating to an increase in the valuation allowances. The decrease in Group Pension Payments is consistent with the run-off of Group Pension business. See "Notes to Unaudited Interim Condensed Consolidated Financial Statements."

     Benefits to policyholders were $367.8 million for the six-month period ended June 30, 1999, an increase of $18.0 million, or 5.1%, as compared to $349.8 million reported in the comparable prior year period. The increase was primarily due to $10.1 million of benefits related to Sagamore, and an $8.8 million increase in death benefits paid, net of reinsurance.

     Interest credited to policyholders' account balances was $24.3 million for the six-month period ended June 30, 1999, an increase of $3.6 million, or 17.4%, as compared to $20.7 million reported in the comparable prior year period. This increase was primarily due to $2.0 million from Sagamore and an increase of $0.7 million relating to traditional life business.

     Amortization of DAC was $52.4 million for the six-month period ended June 30, 1999, a decrease of $3.0 million, or 5.4%, as compared to $55.4 million reported in the comparable prior year period. The decrease primarily resulted from lower amortization of approximately $6.9 million from traditional whole life due to lower realized gains from the sale of real estate, and a decrease of $2.7 million relating to the Company's UL business. Offsetting this decrease was higher amortization of approximately $2.0 million from term business and $2.5 million relating to the growth of the Company's VUL business.

     Dividends to policyholders of $115.6 million for the six-month period ended June 30, 1999 increased $8.8 million, or 8.2% from $106.8 million reported in the comparable prior year period. Substantially all of the increase relates to the accrual of an additional dividend liability in the Closed Block reflecting results that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased accordingly. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses were $136.0 million for the six-month period ended June 30, 1999, a decrease of $8.4 million, or 5.8%, as compared to $144.4 million reported in the comparable prior year period. The decrease primarily consists of: (i) a $1.3 million decrease with respect to certain of the Company's benefit plans, (ii) lower Year 2000 costs of $5.2 million, (iii) lower compensation costs of $3.7 million, (iv) a $2.4 million recurring savings resulting from a change in benefits under the Company's pension plan, (v) lower guaranty fund assessments of $1.0 million, and (vi) a $1.0 million decrease in outside consulting costs, (vii) lower charitable contributions and corporate advertising of $2.7 million, and (viii) $1.3 million in savings due to the outsourcing of certain benefit administration functions, offset by (i) $7.1 million from Sagamore (ii) $3.0 million related to the consolidation and closing of certain agency offices and resultant employee reductions.

  Accumulation Products Segment

     The following table presents certain summary financial data relating to the Company's Accumulation Products segment for the periods indicated.

                                                               FOR THE              FOR THE
                                                          THREE-MONTH PERIOD    SIX-MONTH PERIOD
                                                            ENDED JUNE 30,       ENDED JUNE 30,
                                                          ------------------    ----------------
                                                           1999        1998      1999      1998
                                                          ------      ------    ------    ------
                                                                     ($ IN MILLIONS)
REVENUES:
Premiums................................................  $ 0.4       $ 1.3     $  0.8    $  1.8
Investment-type product fees............................   18.8        16.6       36.0      31.6
Net investment income and net realized gains on
  investments...........................................   32.6        41.6       61.5      77.8
Other income............................................   23.1        19.3       44.0      34.6
                                                          -----       -----     ------    ------
                                                           74.9        78.8      142.3     145.8
BENEFITS AND EXPENSES:
Benefits to policyholders...............................    4.8         4.9        9.1       8.9
Interest credited to policyholders' account balances....   14.2        15.6       28.2      31.7
Amortization of deferred policy acquisition costs.......    7.2         8.6       14.9      15.4
Dividends to policyholders..............................    0.5         0.4        0.9       0.9
Other operating costs and expenses......................   27.8        20.3       51.2      38.9
                                                          -----       -----     ------    ------
                                                           54.5        49.8      104.3      95.8
                                                          -----       -----     ------    ------
Income before income taxes..............................  $20.4       $29.0     $ 38.0    $ 50.0
                                                          =====       =====     ======    ======

  Accumulation Products Segment -- For the Three-month Period Ended June 30, 1999 Compared to the Three-month Period Ended June 30, 1998

     Investment-type product policy fees were $18.8 million for the three-month period ended June 30, 1999, an increase of $2.2 million, or 13.3%, from $16.6 million reported in the comparable prior year period. This increase was primarily the result of higher fees relating to the Company's FPVA business of $2.4 million. The Company reported total fees from its FPVA business during the period of $18.7 million, as compared to $16.3 million reported for the comparable prior year period. The increase was primarily due to higher surrender charges of $2.0 million for the quarter ending June 30, 1999 compared to the comparable prior year period. The average FPVA fund value remained relatively unchanged for the three-month period ended June 30, 1999 as compared to the comparable prior year period, however, FPVA sales decreased to $112.4 million in the second quarter of 1999, as compared to $190.6 million in the second quarter of 1998. Management believes that the decline in sales is primarily due to delays in state regulatory approvals of new products introduced by the Company in connection with its reorganization in November 1998.

     Net investment income and net realized gains on investments were $32.6 million for the three-month period ended June 30, 1999, a decrease of $9.0 million, or 21.6%, from $41.6 million reported in the comparable period ended June 30, 1998. The decrease was primarily due to lower realized gains on sales of real estate and real estate partnership equities offset in part by increased net investment income primarily attributable to the investment of IPO proceeds.

     Other income (which consists primarily of fees earned by the Company's mutual fund management and supplementary contracts) was $23.1 million for the three-month period ended June 30, 1999, an increase of $3.8 million, or 19.7%, as compared to $19.3 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $4.9 million. The Company's mutual fund management operations reported $20.8 million in fees from advisory, underwriting and distribution services, as compared to $15.9 million reported in the comparable prior year period, as its assets under management increased to approximately $7.9 billion from $6.8 billion at June 30, 1999 and 1998, respectively.

     Interest credited to policyholders' account balances was $14.2 million for the three-month period ended June 30, 1999, a decrease of $1.4 million, or 9.0%, as compared to $15.6 million reported in the comparable prior year period. The decrease primarily resulted from lower interest crediting of $2.8 million relating to SPDA products. Declines in fund balances in these products and modestly lower interest crediting rates contributed to declines in overall interest crediting. This decrease was offset by increases in interest crediting on other accumulation products.

     Amortization of DAC was $7.2 million for the three-month period ended June 30, 1999, a decrease of $1.4 million, or 16.3%, as compared to $8.6 million reported in the comparable prior year period. The decrease was due primarily to an increase in future expected profitability of the FPVA business.

     Other operating costs and expenses were $27.8 million for the three-month period ended June 30, 1999, an increase of $7.5 million, or 36.9%, as compared to $20.3 million reported in the comparable prior year period. The increase primarily consists of higher sub-advisory fees and commissions incurred by the Company's mutual fund management operations of approximately $4.5 million and an increase in commission expenses incurred under a new commission structure to reward the Company's career agents for policy persistency of $1.7 million.

  Accumulation Products Segment -- For the Six-month Period Ended June 30, 1999 Compared to the Six-month Period Ended June 30, 1998.

     Investment-type product policy fees were $36.0 million for the six-month period ended June 30, 1999, an increase of $4.4 million, or 13.9%, from $31.6 million reported in the comparable period ended June 30, 1998. This increase was primarily the result of higher fees relating to the Company's FPVA business of $4.5 million. The Company reported total fees from its FPVA business during the period of $35.7 million, as compared to $31.2 million reported for the comparable prior year period. The increase was primarily due to an increase in surrender charges of $3.4 million from the comparable prior year period. The average FPVA fund value remained relatively unchanged for the three-month period ended June 30, 1999 as compared to the comparable prior year period, however, FPVA sales were $216.5 million in 1999, as compared to $346.5 million in 1998. Management believes that the decline in sales is primarily due to delays in state regulatory approvals of new products introduced by the Company in connection with its reorganization in November 1998.

     Net investment income and net realized gains on investments were $61.5 million for the six-month period ended June 30, 1999, a decrease of $16.3 million, or 21.0%, from $77.8 million reported in the comparable period ended June 30, 1998. The decrease was primarily due to lower realized gains on sales of real estate and real estate partnership equities, offset in part by increased net investment income primarily attributable to the investment of IPO proceeds.

     Other income was $44.0 million for the six-month period ended June 30, 1999, an increase of $9.4 million, or 27.2%, as compared to $34.6 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $9.7 million. During the first quarter of 1999, the Company's mutual fund management operations reported $39.2 million in fees from advisory, underwriting and distribution services, as compared to $29.5 million reported in the comparable prior year period, as its assets under management increased to approximately $7.9 billion from $6.8 billion at June 30, 1999 and 1998, respectively.

     Interest credited to policyholder account balances was $28.2 million for the six-month period ended June 30, 1999, a decrease of $3.5 million, or 11.0%, as compared to $31.7 million reported in the comparable prior year period. The decrease primarily resulted from lower interest crediting of $4.2 million relating to SPDA products and $0.9 million relating to certain group deferred annuities. Declines in fund balances and modestly lower interest rates in these products contributed to declines in overall interest crediting

     Amortization of DAC was $14.9 million for the six-month period ended June 30, 1999, an decrease of $0.5 million, or 3.2%, as compared to $15.4 million reported in the comparable prior year period. The decrease was due primarily to an increase in future expected profitability of the FPVA business.

     Other operating costs and expenses were $51.2 million for the six-month period ended June 30, 1999, an increase of $12.3 million, or 31.6%, as compared to $38.9 million reported in the comparable prior year period. The increase primarily consists of higher sub-advisory fees and commissions incurred by the Company's mutual fund management operations of approximately $8.5 million and an increase in commission expenses incurred under a new commission structure to reward the Company's career agents for policy persistency of $2.7 million.

  Other Products Segment

     The following table presents certain summary financial data relating to the Company's Other Products segment for the periods indicated.

                                                                 FOR THE              FOR THE
                                                            THREE-MONTH PERIOD    SIX-MONTH PERIOD
                                                              ENDED JUNE 30,       ENDED JUNE 30,
                                                            ------------------    ----------------
                                                             1999        1998      1999      1998
                                                            ------      ------    ------    ------
                                                                       ( $ IN MILLIONS)
REVENUES:
Premiums..................................................  $ 1.7       $ 2.7     $ 4.1     $ 8.2
Investment-type product policy fees.......................   (0.1)        0.3       0.3       0.9
Net investment income and net realized gains..............   17.0        20.4      27.9      38.9
Other income..............................................   21.7        19.6      38.5      32.4
                                                            -----       -----     -----     -----
                                                             40.3        43.0      70.8      80.4
BENEFITS AND EXPENSES:
Benefits to policyholders.................................    4.7         7.1       8.2      16.3
Interest credited to policyholders' account balances......    2.6         3.1       6.2       6.3
Dividends to policyholders................................    0.3         0.5       0.6       0.7
Other operating costs and expenses........................   24.7        26.3      45.0      43.7
                                                            -----       -----     -----     -----
                                                             32.3        37.0      60.0      67.0
                                                            -----       -----     -----     -----
Income before income taxes................................  $ 8.0       $ 6.0     $10.8     $13.4
                                                            =====       =====     =====     =====

 Other Products Segment -- For the Three-month Period Ended June 30, 1999 Compared to the Three-month Period Ended June 30, 1998

     Premium revenue was $1.7 million for the three-month period ended June 30, 1999, a decrease of $1.0 million, or 37.0%, from $2.7 million reported in the comparable period ended June 30, 1998. The decrease relates to a decrease in premiums on the run-off businesses.

     Net investment income and net realized gains on investments were $17.0 million for the three-month period ended June 30, 1999, a decrease of $3.4 million, or 16.7%, from $20.4 million reported in the comparable period ended June 30, 1998. The decrease was primarily due to lower realized gains on sales of real estate and real estate partnership equities, offset in part by increased net investment income primarily attributable to the investment of IPO proceeds.

     Other income was $21.7 million for the three-month period ended June 30, 1999, an increase of $2.1 million, or 10.7%, as compared to $19.6 million reported in the comparable prior year period. The increase was primarily the result of $2.5 million of higher commissions earned by the Company's broker-dealer operations. During the three-month period ended June 30, 1999, the Company's broker-dealer operations reported commission earnings of $17.5 million, as compared to $15.0 million reported in the comparable prior year period.

     Benefits to policyholders were $4.7 million for the three-month period ended June 30, 1999, a decrease of $2.4 million, or 33.8%, as compared to $7.1 million reported in the comparable prior year period. The decrease was due to decreases in the runoff businesses.

     Other operating costs and expenses were $24.7 million for the three-month period ended June 30, 1999, a decrease of $1.6 million, or 6.1%, as compared to $26.3 million reported in the comparable prior year period. The decrease was primarily due to a decrease in certain miscellaneous expenses partially offset by an increase in commission and other expenses incurred by the Company's broker-dealer operations.

 Other Products Segment -- For the Six-month Period Ended June 30, 1999 Compared to the Six-month Period Ended June 30, 1998

     Premium revenue was $4.1 million for the six-month period ended June 30, 1999, a decrease of $4.1 million, or 50.0%, from $8.2 million reported in the comparable period ended June 30, 1998. The decrease relates to a decrease in premiums on the runoff businesses.

     Net investment income and net realized gains on investments were $27.9 million for the six-month period ended June 30, 1999, a decrease of $11.0 million, or 28.3%, from $38.9 million reported in the comparable period ended June 30, 1998. The decrease was primarily due to lower realized gains on sales of real estate and real estate partnership equities offset in part by increased net investment income primarily attributable to the investment of IPO proceeds.

     Other income was $38.5 million for the six-month period ended June 30, 1999, an increase of $6.1 million, or 18.8%, as compared to $32.4 million reported in the comparable prior year period. The increase was primarily the result of $6.5 million in higher commissions earned by the Company's broker-dealer operations. During the six-month period ended June 30, 1999, the Company's broker-dealer operations reported commission earnings of $30.7 million, as compared to $24.2 million reported in the comparable prior year period.

     Benefits to policyholders were $8.2 million for the six-month period ended June 30, 1999, a decrease of $8.1 million, or 49.7%, as compared to $16.3 million reported in the comparable prior year period. The decrease was due to decreases in the runoff businesses.

     Other operating costs and expenses were $45.0 million for the six-month period ended June 30, 1999, an increase of $1.3 million, or 3.0%, as compared to $43.7 million reported in the comparable prior year period. The increase primarily consists of higher commission and other expenses incurred by the Company's broker-dealer operations of $3.1 million.

EARLY RETIREMENT PROGRAM

     On June 30, 1999, the Company announced a voluntary retirement program for approximately 500 eligible employees. The program is part of a company wide realignment of staff and resources, which may also include the elimination and/or shifting of certain job functions and the addition of employees with new skill sets. The Company plans to take a one time restructuring charge in the third quarter of 1999 related to this program.

EXTRAORDINARY CHARGE FOR DEMUTUALIZATION

     The $4.6 million and $9.7 million reflected as after-tax demutualization expenses on the Company's consolidated statements of income for the three month and six month periods ended June 30, 1998 were direct nonrecurring costs specifically related to the demutualization of MONY. There were no extraordinary items recorded in the three-month or six-month periods ended June 30, 1999.

     In connection with the Plan, the Company will begin its commission-free sale and purchase program on August 17, 1999, which will offer shareholders who own fewer than 100 shares the opportunity to sell all of their shares or purchase additional shares to round up to 100 shares. The program will continue for three months. As a result of this program the Company will incur certain expenses, which will be reported as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

  Holding Company

     The MONY Group's cash flow consists of investment income from its invested assets, as well as dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of the MONY Group's affairs, including salaries and other expenses. As a holding company, the MONY Group's ability to meet its cash requirements and pay dividends on its common stock substantially depends upon the receipt of dividends and other payments from MONY Life. The payment of dividends from MONY Life to the MONY Group is regulated under state insurance law. Under the New York Insurance Law, MONY Life will be permitted to pay shareholder dividends and other payments to the MONY Group only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. Under the New York Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. The New York Insurance Department has established informal guidelines for the New York Superintendent's determinations that focus on, among other things, overall financial condition and profitability under statutory accounting practices. Management believes these guidelines may limit the ability of MONY Life to pay dividends to the MONY Group. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the MONY Group in an amount sufficient to fund its cash requirements and pay cash dividends. In addition, state insurance laws contain similar restrictions on the ability of the life insurance subsidiaries to pay dividends to MONY Life. There can be no assurance that state insurance laws will in the future permit the payment by the life insurance subsidiaries to MONY Life in an amount sufficient to support the ability of MONY Life to pay dividends to the MONY Group.

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

     On July 29, 1999, the MONY Group's Board of Directors approved a quarterly dividend of $0.10 per share. The dividend will be payable September 24, 1999 to shareholders of record as of September 3, 1999. The MONY Group expects to continue paying quarterly dividends on its common stock of $0.10 per share throughout 1999.

  Capitalization

     The Company's total capitalization, including short-term debt and excluding accumulated other comprehensive income, increased $75.2 million or 3.8%, to $2,075.8 million at June 30, 1999, as compared to $2,000.6 million at December 31, 1998. The increase was primarily the result of net income of $107.4 million. The Company's total debt to equity (excluding accumulated other comprehensive income) and total debt to total capitalization ratios decreased to 20.5% and 17.0% at June 30, 1999, respectively, from 23.1% and 18.8% at December 31, 1998, respectively. Included in total debt used in the above calculations are $71.4 million and $101.3 million of non-recourse indebtedness.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at June 30, 1999 and December 31, 1998.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                    AMOUNT AT                 AMOUNT AT
                                                    JUNE 30,     PERCENT     DECEMBER 31,    PERCENT
                                                      1999       OF TOTAL      1998(1)       OF TOTAL
                                                    ---------    --------    ------------    --------
                                                                     ($ IN MILLIONS)
Not subject to discretionary withdrawl
  provisions......................................  $1,454.9        18.2%      $1,092.6         14.0%
Subject to discretionary withdrawal -- with market
  value adjustment or at carrying value less
  surrender charge................................   5,282.8        66.0        5,475.4         69.9
                                                    --------      ------       --------       ------
Subtotal..........................................   6,737.7        84.2        6,568.0         83.9
                                                                                              ------
Subject to discretionary withdrawal -- without
  adjustment at carrying value....................   1,266.1        15.8        1,264.5         16.1
                                                    --------      ------       --------       ------
Total annuity reserves and deposit liabilities
  (gross).........................................   8,003.8       100.0%       7,832.5        100.0%
                                                    --------      ======       --------       ======
Less reinsurance..................................     117.7                      121.7
                                                    --------                   --------
Total annuity reserves and deposit liabilities
  (net)...........................................  $7,886.1                   $7,710.8
                                                    ========                   ========

---------------
(1) Reflects certain reclassifications of amounts previously reported.

     The following table sets forth by product line the actual surrenders and withdrawals paid for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                               FOR THE              FOR THE
                                                          THREE-MONTH PERIOD    SIX-MONTH PERIOD
                                                            ENDED JUNE 30,       ENDED JUNE 30,
                                                          ------------------    ----------------
                                                           1999       1998       1999      1998
                                                          -------    -------    ------    ------
                                                                     ($ IN MILLIONS)
PRODUCT LINE:
Traditional life(1).....................................  $ 96.9     $ 78.9     $207.9    $162.0
Variable and universal life.............................    11.7        8.7       23.9      16.3
Annuities(2)............................................   216.8      146.5      399.5     271.7
                                                          ------     ------     ------    ------
          Total.........................................  $325.4     $234.1     $631.3    $450.0
                                                          ======     ======     ======    ======

---------------
(1) Includes $19.0 million of surrenders in the Closed Block, the proceeds from which remained with the Company to fund premiums on newly issued traditional life policies outside the Closed Block.

(2) Excludes approximately $147.0 million and $253.0 million for the three-month and six-month periods ended June 30, 1999, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Annuity surrenders have increased for the three-month and six-month periods ended June 30, 1999 as compared to the comparable prior year periods primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in replacement activity. In July, 1999, the Company has responded to this trend by enhancing its variable annuity products by offering new investment fund choices.

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the six-month period ended June 30, 1999, the net cash flow from operations reported in the Company's consolidated cash flow statement was $75.8 million. This amount excludes $55.4 million of cash flow relating to the Closed Block. Total combined cash flow for the six-month period ended June 30, 1999 (including the Closed Block) was $131.2 million, an increase of $39.6 million from $91.6 million reported for the six-month period ended June 30, 1998. The increase primarily relates to lower tax payments and higher net investment income, offset by higher operating expenses, higher death benefits and lower Group Pension Payments. The Company's liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of June 30, 1999, the Company had readily marketable fixed maturity securities with a carrying value of $6,511.8 million (including fixed maturities in the Closed Block), which were comprised of $3,568.2 million public and $2,943.6 million private fixed maturity securities. At that date, approximately 93.9% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at June 30, 1999 the Company had cash and cash equivalents of $405.0 million.

     In addition, the Company maintains two bank line of credit facilities with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 1999 and September 2003. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of these facilities is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company's $250 million commercial paper program which was activated in the second quarter of 1999. The

Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of June 30, 1999.

     At June 30, 1999, the Company had commitments to issue $23.9 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 7.13% to 8.25%. In addition, the Company had commitments to issue $95.2 million of fixed rate commercial mortgage loans with interest rates ranging from 7.00% to 8.09%. The Company also had commitments outstanding to purchase $86.1 million of private fixed maturity securities as of June, 1999 with interest rates ranging from 7.26% to 9.32%. At June 30, 1999, the Company had commitments to contribute capital to its equity partnership investments of $112.9 million.

     Of the $1,045.5 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at June 30, 1999, $52.5 million, $24.9 million, $77.2 million, and $91.1 million are scheduled to mature in 1999, 2000, 2001 and 2002, respectively.

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

     To the extent that the MONY Notes are not exchanged for Holding Company Subordinated Notes, they will remain as surplus notes of MONY having an interest rate of 9.5%, payable semiannually in arrears on June 30 and December 31 in each year.

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 6.3% to 8.5%. Maturities range from June 2000 to February 2002. Interest expense on mortgage loans was $1.2 million and $3.0 million for the three-month periods ended June 30, 1999 and 1998, respectively, and $2.7 million and $5.9 million for the six-month periods ended June 30, 1999 and 1998, respectively.

     During 1989, the Company entered into a transaction, which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8.0% per annum. Interest is cumulative. Periodic interest payments are not required. All principal and interest are effectively due at the maturity of the obligation (March 30, 2000) which is subject to extension at the option of the creditor. However, interest may be paid periodically subject to available cash flow from the real estate properties. At June 30, 1999 and December 31, 1998, the outstanding balance of the obligation including accrued interest was $42.9 million and $42.4 million, respectively. Interest expense on the obligation of $0.8 million and $0.7 million for the three-month periods ended June 30, 1999 and 1998, respectively, and $1.6 million and $1.5 million for the six-months period ended June 30, 1999 and 1998, respectively, is reflected in other operating costs and expenses.

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

     At June 30, 1999, aggregate maturities of long-term debt based on required remaining principal payments for 1999 and the succeeding four years are $0.1 million, $0.3 million, $10.6 million, $0.2 million and $0.2 million, respectively, and $245.7 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at June 30, 1999, for the remainder of 1999 and the succeeding four years are $6.0 million, $26.7 million, $32.0 million, $33.7 million and $25.2 million, respectively and $638.4 million thereafter.

     Among the assets allocated to the Closed Block are the Series A Notes. MONY Life has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments on the Series A Notes pursuant to the terms thereof, as described in Note 4 to the Unaudited Condensed Consolidated Financial Statements

     The NAIC established RBC requirements to help state regulators monitor and safeguard life insurers' financial strength by identifying those companies that may be inadequately capitalized. The RBC guidelines provide a method to measure the adjusted capital (statutory-basis capital and surplus plus the Asset Valuation Reserve and other adjustments) that a life insurance company should have for regulatory purposes, taking into consideration the risk characteristics of such company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the nature, mix and credit quality of its investment portfolio and the nature and volume of the products that it sells.

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at June 30, 1999 and December 31, 1998 were in excess of the minimum required RBC.

YEAR 2000

     In 1996, the Company initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, the Company retained a consulting firm to assist in bringing the Company's computer and information systems into Year 2000 compliance. The Company's overall goal for information technology ("IT") related items was to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. The Company has also retained a consulting firm to assist in the evaluation of Year 2000 issues affecting the Company's facilities, equipment and related systems which may contain date logic in embedded chips. The Company's overall goal is to have these items compliant by September 30, 1999.

     The scope of the Company's Project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and local area network ("LAN") platforms; ensuring the compliance of voice and data network software and hardware; addressing issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and addressing the compliance of key vendors and other third parties.

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

     The inventory and assessment phases of the Project were completed prior to mid 1998. At June 30, 1999, all of the Company's existing application systems had been remediated, current date tested and future date tested. Newly acquired applications and new releases of software packages are being tested in 1999 as they are implemented.

     In late 1998 and early 1999, the Company contracted with a consulting firm to perform an Independent Validation and Verification ("IV&V") of the Year 2000 remediation of selected critical applications. The results of the IV&V indicated that the Company's remediation and testing processes were highly effective and had achieved a high level of compliance.

     Approximately 95% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms are deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Essentially all critical hardware and software were compliant and tested by December 31, 1998. The remaining items will be resolved and tested by the third quarter of 1999. Ongoing testing for Year 2000 compliance is continuing in 1999 as applications, systems software and hardware are upgraded or replaced. Approximately 70% of critical non-IT systems had been remediated as of June 30, 1999, and ongoing testing for year 2000 compliance will continue through 1999.

     As part of the Project, we identified and contacted significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems) that believe will be critical to business operations after January 1, 2000. Procedures are being undertaken to ascertain with reasonable certainty their current and reasonably anticipated states of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost of the Year 2000 Project is approximately $26.0 million. The total amount expended on the Project through June 30, 1999 was $24.0 million, which includes $16.0 million for external vendor costs, and $8.0 million for internal costs. The future cost of completing the Year 2000 Project is estimated to be approximately $2.0 million, which includes $1.0 million for external vendor costs, and $1.0 million for internal costs; the future Project cost will be funded through operating cash flows. These amounts also include costs associated with the development of contingency plans.

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

  Contingency Plans

     The Company has retained outside consultants to assist in the development of Business Continuity Plans ("BCP"), which include identification of third party service providers, information systems, equipment, facilities and other items which are mission-critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address Year 2000 related failures of third parties, among other factors that are critical to the ongoing operation of the business. The Contingency Plan provides alternate means of processing critical work and services, as well as a methodology for selection and retention of alternate service providers, vendors, and suppliers, if necessary. At

June 30 1999, development of BCP has been completed. Additional testing, maintenance and refinement of BCP will continue through 1999. The scheduled date for completion of the Contingency Plan is September 30, 1999, with ongoing evaluation and refinements through 1999. The Company believes that due to the pervasive and evolving nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

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

     The yield on general account invested assets (including net realized gains and losses on investments) was 8.8% and 10.5% for the three-month periods ended June 30, 1999 and 1998, respectively, and 8.6% and 9.9% for the six-month period ended June 30, 1999 and 1998, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for the three-month and six-month periods ended June 30, 1999 and 1998, respectively.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                              AS OF AND FOR THE        AS OF AND FOR THE        AS OF AND FOR THE        AS OF AND FOR THE
                                 THREE-MONTH              THREE-MONTH               SIX-MONTH                SIX-MONTH
                                PERIOD ENDED             PERIOD ENDED             PERIOD ENDED             PERIOD ENDED
                                JUNE 30, 1999            JUNE 30, 1998            JUNE 30, 1999            JUNE 30, 1998
                            ---------------------    ---------------------    ---------------------    ---------------------
                            YIELD(2)     AMOUNT      YIELD(2)     AMOUNT      YIELD(1)     AMOUNT      YIELD(1)     AMOUNT
                            --------    ---------    --------    ---------    --------    ---------    --------    ---------
FIXED MATURITIES:
Investment income.........     7.2%     $   118.1       7.3%     $   109.8       7.5%     $   237.2       7.4%     $   219.9
Net realized gains
  (losses)................     0.0            0.5       0.8           12.2       0.2            5.5       0.4           12.3
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................     7.2%     $   118.6       8.1%     $   122.0       7.7%     $   242.7       7.8%     $   232.2
Ending assets.............                6,559.8                  6,070.5                  6,559.8                  6,070.5
EQUITY SECURITIES:(3)
Investment income.........    18.4%     $    20.0      11.9%     $    10.7      16.4%     $    34.1      11.6%     $    20.8
Net realized gains
  (losses)................     6.2            6.7       0.4            0.4      18.4           38.3      10.0           17.9
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................    24.6%     $    26.7      12.3%     $    11.1      34.8%     $    72.4      21.6%     $    38.7
Ending assets.............                  453.8                    378.1                    453.8                    378.1
MORTGAGE LOANS:
Investment income.........     8.0%     $    30.9       8.6%     $    31.6       7.7%     $    59.3       8.7%     $    63.1
Net realized gains
  (losses)................    (0.3)          (1.2)      1.0            3.8      (0.1)          (0.5)      0.6            4.6
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................     7.7%     $    29.7       9.6%     $    35.4       7.6%     $    58.8       9.3%     $    67.7
Ending assets.............                1,608.0                  1,478.8                  1,608.0                  1,478.8
REAL ESTATE:(4)
Investment income.........     8.5%     $    12.0       4.1%     $     9.6       6.3%     $    20.1       5.4%     $    25.7
Net realized gains
  (losses)................    27.4           38.6      36.0           84.1      10.9           34.8      21.0          100.1
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................    35.9%     $    50.6      40.1%     $    93.7      17.2%     $    54.9      26.4%     $   125.8
Ending assets.............                  486.6                    791.6                    486.6                    791.6
POLICY LOANS:
Investment income.........     6.4%     $    20.4       6.3%     $    19.7       6.4%     $    40.5       6.3%     $    39.6
Net realized gains
  (losses)................     0.0            0.0       0.0             --       0.0            0.0       0.0            0.0
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................     6.4%     $    20.4       6.3%     $    19.7       6.4%     $    40.5       6.3%     $    39.6
Ending assets.............                1,269.2                  1,252.6                  1,269.2                  1,252.6
CASH & CASH EQUIVALENTS:
Investment income.........     3.5%     $     3.5       3.4%     $     3.1       3.9%     $     8.8       3.4%     $     6.9
Net realized gains
  (losses)................     0.0            0.0       0.0             --       0.0            0.0       0.0            0.0
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................     3.5%     $     3.5       3.4%     $     3.1       3.9%     $     8.8       3.4%     $     6.9
Ending assets.............                  405.0                    492.4                    405.0                    492.4

                              AS OF AND FOR THE        AS OF AND FOR THE        AS OF AND FOR THE        AS OF AND FOR THE
                                 THREE-MONTH              THREE-MONTH               SIX-MONTH                SIX-MONTH
                                PERIOD ENDED             PERIOD ENDED             PERIOD ENDED             PERIOD ENDED
                                JUNE 30, 1999            JUNE 30, 1998            JUNE 30, 1999            JUNE 30, 1998
                            ---------------------    ---------------------    ---------------------    ---------------------
                            YIELD(2)     AMOUNT      YIELD(2)     AMOUNT      YIELD(1)     AMOUNT      YIELD(1)     AMOUNT
                            --------    ---------    --------    ---------    --------    ---------    --------    ---------
OTHER INVESTED ASSETS:
Investment income(5)......    (1.0)%    $    (0.1)      0.0%     $      --      (1.6)%    $    (0.4)      0.0%     $     0.0
Net realized gains
  (losses)................  (15.4)           (1.5)    (2.4)           (0.4)    (7.1)           (1.8)     72.3           22.7
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................   (16.4)%    $    (1.6)     (2.4)%    $    (0.4)     (8.7)%    $    (2.2)     72.3%     $    22.7
Ending assets.............                   44.0                     57.0                     44.0                     57.0
TOTAL BEFORE INVESTMENT
  EXPENSES:
Investment income(6)......     7.6%     $   204.8       7.1%     $   184.5       7.5%     $   399.6       7.3%     $   376.0
Net realized gains
  (losses)................     1.6           43.1       3.8          100.1       1.4           76.3       3.0          157.6
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................     9.2%     $   247.9      10.9%     $   284.6       8.9%     $   475.9      10.3%     $   533.6
Ending assets.............               10,826.4                 10,521.0                 10,826.4                 10,521.0
Investment expenses net of
  fee income(7)...........    (0.3)%    $    (8.7)     (0.3)%    $    (9.0)     (0.3)%    $   (15.4)     (0.4)%    $   (18.3)
TOTAL AFTER INVESTMENT
  EXPENSES:
Investment income(7)......     7.2%     $   196.1       6.7%     $   175.5       7.2%     $   384.2       6.9%     $   357.7
Net realized gains
  (losses)................     1.6           43.1       3.8          100.1       1.4           76.3       3.0          157.6
                             -----      ---------      ----      ---------      ----      ---------      ----      ---------
Total.....................     8.8%     $   239.2      10.5%     $   275.6       8.6%     $   460.5       9.9%     $   515.3
Ending assets.............               10,826.4                 10,521.0                 10,826.4                 10,521.0
Net unrealized gains
  (losses) on fixed
  maturities..............                  (48.0)                   211.9                    (48.0)                   211.9
                                        ---------                ---------                ---------                ---------
Total invested assets.....              $10,778.4                $10,732.9                $10,778.4                $10,732.9
                                        =========                =========                =========                =========

---------------
(1) Yields are based on year-to-date average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Yields are based on quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(3) Including net unrealized gains and losses in the determination of the total yield on equity securities for the six-month periods ended June 30, 1999 and 1998 would have resulted in a total yield of 31.2% and 24.2%, respectively, which would have resulted in a total return on invested assets of 8.5% and 10.0% for the aforementioned periods, respectively. Including net unrealized gains and losses in the determination of the total yield on equity securities for the three-month periods ended June 30, 1999 and 1998 would have resulted in a total yield of 24.6% and 18.7%, respectively, which would have resulted in a total return on invested assets of 9.4% and 10.7% for the aforementioned periods, respectively.

(4) Equity real estate income is shown net of operating expenses, depreciation and minority interest.

(5) Excludes amounts referred to in (7) below.

(6) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $31.0 million and $18.2 million for the six-months ended June 30, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $6.0 million and $14.1 million for the aforementioned periods, respectively. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $15.9 million and $8.6 million for the three-months ended June 30, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $2.4 million and $6.9 million for the aforementioned periods, respectively.

(7) Includes mortgage servicing fee and other miscellaneous fee income of approximately $2.3 million and $1.8 million for the six-months ended June 30, 1999 and 1998, respectively. Includes mortgage servicing fee and other miscellaneous fee income of approximately $1.1 million and $1.0 million for the three-months ended June 30, 1999 and 1998, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 60.4% and 61.0% of total invested assets at June 30, 1999 and December 31, 1998, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at June 30, 1999, 93.9% were investment grade and 6.1% were below-investment grade, where 57.9%, 36.0%, 5.3%, 0.3%, 0.4% and 0.1% had NAIC Designations of 1, 2, 3, 4, 5
and 6, respectively.

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

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Total fixed maturities (public and private).................  $6,511.8      $6,706.0
                                                              ========      ========
Problem fixed maturities....................................      34.8          33.9
Potential problem fixed maturities..........................      60.5          82.9
Restructured fixed maturities...............................       8.2           8.6
                                                              --------      --------
Total problem, potential problem & restructured fixed
  maturities................................................  $  103.5      $  125.4
                                                              ========      ========
Total problem, potential problem & restructured fixed
  maturities as a percent of total fixed maturities.........       1.6%          1.9%
                                                              ========      ========

     At June 30, 1999, the Company's largest unaffiliated single concentration of fixed maturities was $232.8 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 2.2% of total invested assets. The second largest single concentration consists of $197.2 million of the Notes purchased in connection with the Group Pension Transaction. These Notes represent approximately 1.8% of total invested assets at June 30, 1999. No other individual non-government issuer represents more than 0.5% of invested assets.

     The Company held approximately $1,152.1 million and $1,161.3 million of mortgage-backed and asset-backed securities as of June 30, 1999 and December 31, 1998, respectively. Of such amounts, $421.3 million and $471.5 million, or 36.6% and 40.6%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 1999 and December 31, 1998, 87.6% and 88.6%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
CMOs........................................................  $  518.0      $  569.5
Pass-through securities.....................................      33.8          40.6
Commercial MBSs.............................................      99.4          85.7
Asset-backed securities.....................................     500.9         465.5
                                                              --------      --------
          Total MBS's and asset-backed securities...........  $1,152.1      $1,161.3
                                                              ========      ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of June 30, 1999 and December 31, 1998 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                            AS OF                      AS OF
                                                        JUNE 30, 1999            DECEMBER 31, 1998
                                                   -----------------------    -----------------------
                                                   AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                     COST       FAIR VALUE      COST       FAIR VALUE
                                                   ---------    ----------    ---------    ----------
                                                                    ($ IN MILLIONS)
Due in one year or less..........................  $  126.0      $  127.5     $  155.3      $  155.9
Due after one year through five years............   1,510.0       1,514.5      1,536.2       1,573.5
Due after five years through ten years...........   2,541.1       2,518.0      2,441.8       2,565.6
Due after ten years..............................   1,221.5       1,199.7      1,187.4       1,249.7
                                                   --------      --------     --------      --------
          Subtotal...............................   5,398.6       5,359.7      5,320.7       5,544.7
Mortgage-backed and other asset-backed
  securities.....................................   1,161.2       1,152.1      1,132.8       1,161.3
                                                   --------      --------     --------      --------
          Total..................................  $6,559.8      $6,511.8     $6,453.5      $6,706.0
                                                   ========      ========     ========      ========

MORTGAGE LOANS

     Mortgage loans comprised 14.9% and 12.9% of total invested assets as of June 30, 1999 and December 31, 1998, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of June 30, 1999 and December 31, 1998 commercial mortgage loans comprised $1,045.5 million and $886.9 million or 65.0% and 62.5% of total mortgage loan investments, respectively. Agricultural loans comprise $560.9 million and $531.2 million, or 34.9% and 37.4% of total mortgage loans, respectively. Residential mortgage loans comprised $1.6 million and $1.9 million, or 0.1% and 0.1% of total mortgage loan investments at June 30, 1999 and December 31, 1998, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $45.8 million and represented less than 0.5% of general account invested assets as of June 30, 1999. Amounts loaned on 12 properties were $20.0 million or greater, representing in the aggregate 33.4% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for approximately 24.8% of the total carrying value of the commercial loan portfolio and less than 2.5% of total invested assets at June 30, 1999.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                            AS OF JUNE 30,      AS OF DECEMBER 31,
                                                                 1999                  1998
                                                          ------------------    ------------------
                                                          CARRYING     % OF     CARRYING     % OF
                                                           VALUE      TOTAL      VALUE      TOTAL
                                                          --------    ------    --------    ------
                                                                      ($ IN MILLIONS)
1 year or less..........................................  $   69.2       6.6%    $124.0       14.0%
Over 1 year but less than or equal to 2 years...........      33.6       3.2       50.7        5.7
Over 2 years but less than or equal to 3 years..........      90.0       8.6       56.9        6.4
Over 3 years but less than or equal to 4 years..........      73.2       7.0       79.3        9.0
Over 4 years but less than or equal to 5 years..........      74.7       7.1       50.5        5.7
Over 5 years but less than or equal to 6 years..........      47.3       4.5       42.8        4.8
Over 6 years but less than or equal to 7 years..........     105.8      10.1       50.8        5.7
Over 7 years but less than or equal to 8 years..........      26.9       2.6       49.5        5.6
Over 8 years but less than or equal to 9 years..........      34.3       3.3       32.0        3.6
Over 9 years but less than or equal to 10 years.........     208.7      20.0      122.1       13.8
Over 10 years...........................................     281.8      27.0      228.3       25.7
                                                          --------    ------     ------     ------
          Total.........................................  $1,045.5     100.0%    $886.9      100.0%
                                                          ========    ======     ======     ======

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

  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING
                                     VALUE

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                              --------    ------------
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Total commercial mortgages..................................  $1,045.5       $886.9
                                                              ========       ======
Problem commercial mortgages(1).............................  $   12.0       $ 11.6
Potential problem commercial mortgages......................      59.5         86.1
Restructured commercial mortgages...........................     145.5        153.6
                                                              --------       ------
          Total problem, potential problem & restructured
            commercial mortgages............................  $  217.0       $251.3
                                                              ========       ======
          Total problem, potential problem and restructured
            commercial mortgages as a percent of total
            commercial mortgages............................      20.8%        28.3%
Valuation allowances/writedowns(2):
Problem loans...............................................  $    1.3       $  1.8
Potential problem loans.....................................      15.4         26.7
Restructured loans..........................................      25.9         25.8
                                                              --------       ------
          Total valuation allowances/writedowns(2)..........  $   42.6       $ 54.3
                                                              ========       ======
          Total valuation allowances/writedowns as a percent
            of problem, potential problem and restructured
            commercial mortgages at carrying value before
            valuation allowances and writedowns.............      16.4%        17.8%
                                                              ========       ======

---------------
(1) Problem commercial mortgages included mortgage loans in the process of foreclosure of $12.0 million and $11.6 million at such dates, respectively.

(2) Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a Loan, of $26.3 million at June 30, 1999 and December 31, 1998.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 1999 and December 31, 1998, such reserves were $13.7 million, and $13.2 million, respectively.

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

 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES AT CARRYING
                                     VALUE

                                                               AS OF       AS OF
                                                              JUNE 30,    DECEMBER
                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
Total agricultural mortgages................................   $560.9       531.2
                                                               ======      ======
Problem agricultural mortgages(1)...........................   $ 12.5         2.1
Potential problem agricultural mortgages....................      1.5         1.7
Restructured agricultural mortgages.........................     10.8        11.7
                                                               ------      ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................   $ 24.8        15.5
                                                               ======      ======
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................      4.4%        2.9%
                                                               ======      ======
Valuation allowances/writedowns: problem loans..............   $   --      $   --
Potential problem loans.....................................      0.1         0.1
Restructured loans..........................................      0.3         0.3
                                                               ------      ------
Total valuation allowances/writedowns.......................   $  0.4      $  0.4
                                                               ======      ======
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................      1.6%        2.5%
                                                               ======      ======

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $11.2 million and $2.1 million and loans in process of foreclosure of $1.3 million and $0.0 at June 30, 1999 and December 31, 1998, respectively.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of June 30, 1999 and December 31, 1998, such reserves were $5.4 million and $5.2 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of June 30, 1999 and December 31, 1998, the carrying value of the Company's real estate investments was $486.6 million and $634.2 million, respectively, or 4.5% and 5.7%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications.

                               EQUITY REAL ESTATE

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Real estate.................................................   $223.8        $271.1
Joint ventures..............................................    118.5         219.9
                                                               ------        ------
Subtotal....................................................    342.3         491.0
Foreclosed..................................................    144.3         143.2
                                                               ------        ------
Total.......................................................   $486.6        $634.2
                                                               ======        ======

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. At June 30, 1999 and December 31, 1998, the carrying value of real estate to be disposed of was $322.6 million and $312.9 million, respectively, or 3.0% and 2.8%, respectively of invested assets at such dates. The aforementioned carrying values are net of valuation allowances of $30.0 million and $30.6 million, at June 30, 1999 and December 31, 1998, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $97.9 million and $79.1 million of impairment adjustments. For the six-months period ended June 30, 1999 and the year ended December 31, 1998, such increases in valuation allowances aggregated $6.0 million and $6.7 million, respectively.

     The following table analyzes the Company's real estate sales during the periods indicated.

                              REAL ESTATE SALES(1)

                                                      FOR THE             FOR THE
                                                     SIX-MONTH          THREE-MONTH
                                                    PERIOD ENDED        PERIOD ENDED
                                                      JUNE 30,            JUNE 30,
                                                  ----------------    ----------------
                                                   1999      1998      1999      1998
                                                  ------    ------    ------    ------
                                                            ($ IN MILLIONS)
Sales proceeds..................................  $155.6    $371.4    $173.1    $428.1
                                                  ======    ======    ======    ======
Carrying value before impairment adjustments and
  valuation allowances..........................  $144.6    $329.1    $160.7    $431.2
Impairment adjustments..........................    25.2      18.8      25.2      74.3
Valuation allowances............................     3.0      34.8       4.0      39.9
                                                  ------    ------    ------    ------
Carrying value after impairment adjustments and
  valuation allowances..........................  $116.4    $275.5    $131.5    $317.0
                                                  ======    ======    ======    ======
Gain (loss).....................................  $ 39.2    $ 95.9    $ 41.6    $111.1
                                                  ======    ======    ======    ======

---------------
(1) Excludes sales of unconsolidated real estate joint ventures. Unconsolidated real estate joint venture interests are included in "Other invested assets". Gains from the sale of such interests were $0.0 million and $21.6 million for June 30, 1999 and 1998, respectively.

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

     The following table presents the carrying values of the Company's investments in common stocks and limited partnership interests at the dates indicated. Included in common stocks at June 30, 1999 and December 31, 1998 are $5.6 million, and $19.1 million, respectively, of non-marketable private equity securities.

                        INVESTMENTS IN EQUITY SECURITIES

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Common stocks...............................................   $267.0        $294.6
Limited partnership interests...............................    186.8         162.6
                                                               ------        ------
          Total.............................................   $453.8        $457.2
                                                               ======        ======

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Fixed maturities............................................   $ 15.0        $ 15.1
Equity securities...........................................      6.5           5.8
Mortgages...................................................     26.3          26.3
Real estate(1)..............................................    136.2         166.6
                                                               ------        ------
          Total.............................................   $184.0        $213.8
                                                               ======        ======

---------------
(1) Includes $51.8 million and $55.8 million as of June 30, 1999 and December 31, 1998, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Mortgages...................................................   $35.8         $46.8
Real estate.................................................    30.0          30.6
                                                               -----         -----
          Total.............................................   $65.8         $77.4
                                                               =====         =====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                                                  ($ IN MILLIONS)
Fixed maturities............................................   $ 15.0        $ 15.1
Equity securities...........................................      6.5           5.8
Mortgages...................................................     62.1          73.1
Real estate.................................................    166.2         197.2
                                                               ------        ------
          Total.............................................   $249.8        $291.2
                                                               ======        ======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1998 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at June 30, 1999 is not materially different from that presented in the Company's 1998 Annual Report on Form 10-K at December 31, 1998.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In late 1995 and thereafter, a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and/or universal life insurance policies from the early 1980s to the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e. breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and/or violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primary equitable relief (e.g. reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and/or creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one action being voluntarily held in abeyance), has denied any wrongdoing, and has asserted numerous affirmative defenses.

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

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On June 8, 1999, plaintiffs obtained leave from the New York State Court of Appeals to appeal the Appellate Division decision. Briefs will be filed during the summer and early fall, and oral argument before the Court of Appeals will take place on October 14, 1999. All actions before the United States District Court for the District of Massachusetts are still pending.

     In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America ("MLOA"), a subsidiary of MONY Life in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, requested the Judicial Panel on Multidistrict Litigation to transfer the action to the Multidistrict Litigation in the District of Massachusetts and sought a stay of further proceedings in the Kentucky District Court pending a determination on multidistrict transfer. On April 19, 1999, the Judicial Panel entered a conditional transfer order transferring the case to the Federal District Court in Massachusetts. Plaintiffs have opposed the transfer, and oral argument on MLOA's transfer motion took place before the Judicial Panel on July 22, 1999. On April 20, 1999, plaintiffs moved to remand the case to the Kentucky State Court. MLOA has opposed the motion. On June 18, 1999, the Federal District Court denied MLOA's motion for a stay and preliminary discovery has been initiated in the case. There can be no assurance that the present or any future litigation relating to sales practices will not have a material adverse effect on the Company.

     In addition to the foregoing, from time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Board of Directors consists of three classes of directors: one class to hold office initially for a term expiring at the Annual Meeting of Shareholders held on May 26, 1999, another class to hold office initially for a term expiring at the Annual Meeting of Shareholders to be held in the 2000, and another class to hold office initially for a term expiring at the Annual Meeting of Shareholders to be held in 2001, with the members of each class to hold office until their successors are duly elected and qualified. At each Annual Meeting of Shareholders of the Company, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election.

     At the Annual Meeting of the Company's Shareholders held on May 26, 1999, the five nominees listed below were elected as directors to hold office until the 2002 Annual Meeting and until their successors shall have been elected and qualified. In addition, at such meeting, the Company's shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants.

     The number of votes with respect to each of these matters was as follows:

     (a) Election of Directors:

                                                                             VOTES
                            NAME                              VOTES FOR     WITHHELD
                            ----                              ----------    --------
Claude M. Ballard...........................................  21,846,287    413,100
G. Robert Durham............................................  21,849,419    409,970
James L. Johnson............................................  21,846,134    413,253
Kenneth M. Levine...........................................  21,851,484    407,903
John R. Meyer...............................................  21,844,642    414,745

     (b) Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Accountants:

  VOTES FOR     VOTES AGAINST    ABSTENTIONS
  ---------     -------------    -----------
  21,962,169       101,538         195,680

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

Date: August 13, 1999

                                          By: /s/      LARRY COHEN

                                            ------------------------------------
                                                        Larry Cohen
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: August 13, 1999