Form 10-Q
period 1999-09-30
MONY GROUP INC
filed 1999-11-15
CIK 1069822

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes [X] No [ ]

     As of October 29, 1999 there were 47,238,189 shares of the Registrant's common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      THE MONY GROUP INC. AND SUBSIDIARIES
               INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I FINANCIAL INFORMATION
Item 1:  Unaudited interim condensed consolidated balance sheets as
           of September 30, 1999 and December 31, 1998...............    3
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the three-month
           periods ended September 30, 1999 and 1998.................    4
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the nine-month periods
           ended September 30, 1999 and 1998.........................    5
         Unaudited interim condensed consolidated statement of
           changes in shareholders' equity for the nine-month period
           ended September 30, 1999..................................    6
         Unaudited interim condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999
           and 1998..................................................    7
         Notes to unaudited interim condensed consolidated financial
           statements................................................    8
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   21
         Investments.................................................   44
Item 3:  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   54
PART II OTHER INFORMATION
Item 1:  Legal Proceedings...........................................   55
Item 2:  Changes in Securities.......................................   55
Item 3:  Defaults upon Senior Securities.............................   56
Item 4:  Submission of Matters to a Vote of Security Holders.........   56
Item 5:  Other Information...........................................   56
Item 6:  Exhibits and Reports on Form 8-K............................   56
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

ITEM 1:

                      THE MONY GROUP INC. AND SUBSIDIARIES
            UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
ASSETS
Investments:
  Fixed maturity securities available-for-sale, at fair
     value..................................................    $ 3,133.9       $ 3,132.0
  Equity securities available-for-sale, at fair value.......        472.8           457.2
  Mortgage loans on real estate.............................      1,229.0           988.3
  Policy loans..............................................         65.9            61.1
  Real estate to be disposed of.............................        285.5           312.9
  Real estate held for investment...........................        125.0           321.3
  Other invested assets.....................................         51.0            40.7
                                                                ---------       ---------
                                                                  5,363.1         5,313.5
Cash and cash equivalents...................................        190.7           329.1
Accrued investment income...................................         74.7            68.9
Amounts due from reinsurers.................................        477.3           475.9
Deferred policy acquisition costs...........................        526.1           439.7
Other assets................................................        379.4           325.6
Assets transferred in Group Pension Transaction (Note 4)....      5,173.0         5,751.8
Separate account assets.....................................      5,964.1         6,090.3
Closed Block assets (Note 6)................................      6,153.0         6,161.2
                                                                ---------       ---------
     Total assets...........................................    $24,301.4       $24,956.0
                                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................    $   957.6       $   960.0
Policyholders' account balances.............................      1,967.6         1,991.7
Other policyholders' liabilities............................        117.8           104.8
Amounts due to reinsurers...................................         90.1            93.4
Accounts payable and other liabilities......................        528.0           526.7
Short-term debt.............................................         97.5              --
Long-term debt..............................................        257.9           375.4
Current federal income taxes payable........................        132.5            79.1
Liabilities transferred in Group Pension Transaction (Note
  4)........................................................      5,157.0         5,678.5
Separate account liabilities................................      5,962.0         6,078.1
Closed Block liabilities (Note 6)...........................      7,275.7         7,290.7
                                                                ---------       ---------
     Total liabilities......................................    $22,543.7       $23,178.4
Commitments and contingencies (Note 5)
Common stock, $0.01 par value; 400 million shares
  authorized; 47.2 million shares issued and outstanding....          0.5             0.5
Capital in excess of par....................................      1,615.9         1,615.9
Retained earnings...........................................        129.6             8.8
Accumulated other comprehensive income......................         11.7           152.4
                                                                ---------       ---------
     Total shareholders' equity.............................    $ 1,757.7       $ 1,777.6
                                                                ---------       ---------
     Total liabilities and shareholders' equity.............    $24,301.4       $24,956.0
                                                                =========       =========

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
         FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                   1999              1998
                                                              --------------    ---------------
                                                              ($ IN MILLIONS, EXCEPT SHARE DATA
                                                                   AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................    $      20.8          $167.5
Universal life and investment-type product policy fees......           47.8            37.6
Net investment income.......................................          124.5           197.1
Net realized gains on investment............................           22.5            12.0
Group Pension Profits (Note 4)..............................           21.5            11.4
Other income................................................           47.2            37.1
Contribution from the Closed Block (Note 6).................            9.5              --
                                                                -----------          ------
                                                                      293.8           462.7
                                                                -----------          ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................           34.9           182.7
Interest credited to policyholders' account balances........           26.4            29.3
Amortization of deferred policy acquisition costs...........           21.9            32.1
Dividends to policyholders..................................            0.7            55.2
Other operating costs and expenses..........................          164.9           102.7
                                                                -----------          ------
                                                                      248.8           402.0
                                                                -----------          ------
Income before income taxes and extraordinary item...........           45.0            60.7
Income tax expense..........................................           15.5            19.5
                                                                -----------          ------
Income before extraordinary item............................           29.5            41.2
                                                                -----------          ------
Extraordinary item -- demutualization expenses, net.........            1.9             5.8
                                                                -----------          ------
Net income..................................................           27.6            35.4
Other comprehensive (loss)/income, net......................          (28.5)           44.2
                                                                -----------          ------
Comprehensive (loss)/income.................................    $      (0.9)         $ 79.6
                                                                ===========          ======

PER SHARE DATA:
Income before extraordinary items...........................    $      29.5
                                                                ===========
Basic earnings per share....................................    $      0.62
                                                                ===========
Diluted earnings per share..................................    $      0.61
                                                                ===========

Net income..................................................    $      27.6
                                                                ===========
Basic earnings per share....................................    $      0.58
                                                                ===========
Diluted earnings per share..................................    $      0.58
                                                                ===========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................     47,238,166
Plus: incremental shares from assumed conversion of
  warrants..................................................        750,738
                                                                -----------
Weighted-average shares used in diluted per share
  calculations..............................................     47,988,904
                                                                ===========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                  1999            1998
                                                              -------------    -----------
                                                              ($ IN MILLIONS, EXCEPT SHARE
                                                              DATA AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................   $     65.0       $  521.3
Universal life and investment-type product policy fees......        145.7          111.9
Net investment income.......................................        322.5          554.8
Net realized gains on investment............................         93.1          169.6
Group Pension Profits (Note 4)..............................         47.8           34.1
Other income................................................        138.9          115.5
Contribution from the Closed Block (Note 6).................         31.4             --
                                                               ----------       --------
                                                                    844.4        1,507.2
                                                               ----------       --------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................        108.3          562.4
Interest credited to policyholders' account balances........         80.7           88.0
Amortization of deferred policy acquisition costs...........         54.1          102.9
Dividends to policyholders..................................          1.4          163.6
Other operating costs and expenses..........................        391.9          329.7
                                                               ----------       --------
                                                                    636.4        1,246.6
                                                               ----------       --------
Income before income taxes and extraordinary item...........        208.0          260.6
Income tax expense..........................................         71.1           91.3
                                                               ----------       --------
Income before extraordinary item............................        136.9          169.3
                                                               ----------       --------
Extraordinary item -- demutualization expenses, net.........          1.9           15.5
                                                               ----------       --------
Net income..................................................        135.0          153.8
Other comprehensive (loss)/income, net......................       (140.7)          54.1
                                                               ----------       --------
Comprehensive (loss)/income.................................   $     (5.7)      $  207.9
                                                               ==========       ========

PER SHARE DATA:
Income before extraordinary items...........................   $    136.9
                                                               ==========
Basic earnings per share....................................   $     2.90
                                                               ==========
Diluted earnings per share..................................   $     2.86
                                                               ==========

Net income..................................................   $    135.0
                                                               ==========
Basic earnings per share....................................   $     2.86
                                                               ==========
Diluted earnings per share..................................   $     2.83
                                                               ==========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................   47,238,166
Plus: incremental shares from assumed conversion of
  warrants..................................................      547,797
                                                               ----------
Weighted-average shares used in diluted per share
  calculations..............................................   47,785,963
                                                               ==========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                                                         ACCUMULATED
                                                CAPITAL                     OTHER            TOTAL
                                     COMMON    IN EXCESS    RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                     STOCK      OF PAR      EARNINGS       INCOME           EQUITY
                                     ------    ---------    --------    -------------    -------------
                                                              ($ IN MILLIONS)
BALANCE, DECEMBER 31, 1998.........   $0.5     $1,615.9      $  8.8        $ 152.4         $1,777.6
Dividends..........................                           (14.2)                          (14.2)
Comprehensive loss
  Net income.......................                           135.0                           135.0
  Other comprehensive loss:
     Unrealized losses on
       investments, net of
       unrealized gains,
       reclassification
       adjustments, and taxes......                                         (140.7)          (140.7)
                                                                                           --------
Comprehensive loss.................                                                            (5.7)
                                      ----     --------      ------        -------         --------
BALANCE, SEPTEMBER 30, 1999........   $0.5     $1,615.9      $129.6        $  11.7         $1,757.7
                                      ====     ========      ======        =======         ========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                1999         1998
                                                              ---------    ---------
                                                                 ($ IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $    40.6    $   126.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities..........................................      472.5        734.2
  Equity securities.........................................      168.2        158.1
  Mortgage loans on real estate.............................      101.3        300.4
  Real estate...............................................      257.6        516.2
  Other invested assets.....................................        4.6         45.8
Acquisitions of investments:
  Fixed maturities..........................................     (631.8)    (1,174.0)
  Equity securities.........................................     (105.9)      (176.2)
  Mortgage loans on real estate.............................     (337.8)      (243.0)
  Real estate...............................................      (29.2)       (28.2)
  Other invested assets.....................................       (4.7)        (1.5)
  Policy loans, net.........................................      (28.2)       (10.4)
  Other, net................................................       16.0          9.3
Property plant and equipment, net...........................      (14.7)       (13.0)
                                                              ---------    ---------
Net cash provided by/(used in) investing activities.........     (132.1)       117.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt..........................................      (29.2)       (50.8)
Receipts from annuity and universal life policies credited
  to policyholder account balances..........................    1,293.0        963.9
Return of policyholder account balances on annuity and
  universal life policies...................................   (1,288.4)    (1,082.3)
Dividends paid to shareholders..............................      (14.2)          --
Payments to eligible policyholders..........................       (8.1)          --
                                                              ---------    ---------
Net cash used in financing activities.......................      (46.9)      (169.2)
                                                              ---------    ---------
Net increase in cash and cash equivalents...................     (138.4)        74.7
Cash and cash equivalents, beginning of period..............      329.1        313.4
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $   190.7    $   388.1
                                                              =========    =========

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

     The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the "Company"), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners. The Company distributes its products primarily through its career agency sales force and various complementary distribution channels (which include sales of Enterprise funds through third-party broker dealers, sales of protection products through brokerage general agencies, sales of COLI products by the Company's corporate marketing team and sales of a variety of financial products and services through the Company's Trusted Advisors subsidiary). The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

     On December 31, 1998, MONY Life acquired Sagamore Financial Corporation ("Sagamore"), the parent company of U.S. Financial Life Insurance Company ("USFL") for a purchase price of $48 million. USFL is a special-risk carrier based in Ohio, which distributes its products in 41 states through brokerage general agencies.

2. BASIS OF PRESENTATION:

     The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1998, which are presented in the Company's 1998 Report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of September 30, 1999 and December 31, 1998 and for the three-month and nine-month periods ended September 30, 1999 and 1998, as well as amounts not allocated to the segments. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes. The Company does not allocate certain nonrecurring items to the segments (e.g. items of an unusual or infrequent nature). All segment revenues are from external customers.

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

                     SEGMENT SUMMARY FINANCIAL INFORMATION

                                                          FOR THE THREE-MONTH     FOR THE NINE-MONTH
                                                              PERIOD ENDED           PERIOD ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          --------------------    ------------------
                                                            1999        1998       1999       1998
                                                          --------    --------    -------    -------
                                                                       ($ IN MILLIONS)
PREMIUMS:
Protection Products(1)..................................   $ 19.0      $164.6     $ 58.3     $508.4
Accumulation Products...................................     (0.2)        0.5        0.6        2.3
Other Products..........................................      2.0         2.4        6.1       10.6
                                                           ------      ------     ------     ------
                                                           $ 20.8      $167.5     $ 65.0     $521.3
                                                           ======      ======     ======     ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products.....................................   $ 29.9      $ 21.8     $ 91.5     $ 63.6
Accumulation Products...................................     17.8        15.9       53.8       47.5
Other Products..........................................      0.1        (0.1)       0.4        0.8
                                                           ------      ------     ------     ------
                                                           $ 47.8      $ 37.6     $145.7     $111.9
                                                           ======      ======     ======     ======
NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON
  INVESTMENTS:
Protection Products(2)..................................   $ 98.6      $163.9     $276.6     $560.9
Accumulation Products...................................     30.1        31.3       91.6      109.1
Other Products..........................................     16.5        12.8       44.4       51.7
Unallocated amounts.....................................      1.8         1.1        3.0        2.7
                                                           ------      ------     ------     ------
                                                           $147.0      $209.1     $415.6     $724.4
                                                           ======      ======     ======     ======
OTHER INCOME:
Protection Products(3)(9)...............................   $ 33.5      $ 18.7     $ 88.8     $ 49.9
Accumulation Products...................................     24.1        17.6       68.1       52.2
Other Products..........................................     19.4        10.8       57.9       43.2
Unallocated amounts.....................................      1.2         1.4        3.3        4.3
                                                           ------      ------     ------     ------
                                                           $ 78.2      $ 48.5     $218.1     $149.6
                                                           ======      ======     ======     ======
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products(13).................................   $ 14.0      $ 25.0     $ 31.3     $ 80.4
Accumulation Products...................................      7.9         7.1       22.8       22.5
                                                           ------      ------     ------     ------
                                                           $ 21.9      $ 32.1     $ 54.1     $102.9
                                                           ======      ======     ======     ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                          FOR THE THREE-MONTH     FOR THE NINE-MONTH
                                                              PERIOD ENDED           PERIOD ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          --------------------    ------------------
                                                            1999        1998       1999       1998
                                                          --------    --------    -------    -------
                                                                       ($ IN MILLIONS)
BENEFITS TO POLICYHOLDERS:(4)
Protection Products.....................................   $ 33.7      $184.3     $107.4     $554.8
Accumulation Products...................................     17.6        19.3       54.9       59.9
Other Products..........................................      7.5         6.1       21.9       28.7
Unallocated amounts.....................................      2.5         2.3        4.8        7.0
                                                           ------      ------     ------     ------
                                                           $ 61.3      $212.0     $189.0     $650.4
                                                           ======      ======     ======     ======
DIVIDENDS TO POLICYHOLDERS:
Protection Products.....................................   $  0.1      $ 54.5     $ (0.7)    $161.3
Accumulation Products...................................      0.4         0.4        1.3        1.3
Other Products..........................................      0.2         0.3        0.8        1.0
                                                           ------      ------     ------     ------
                                                           $  0.7      $ 55.2     $  1.4     $163.6
                                                           ======      ======     ======     ======
OTHER OPERATING COSTS AND EXPENSES:
Protection Products.....................................   $ 59.2      $ 67.2     $190.0     $211.6
Accumulation Products...................................     24.7        20.4       75.9       59.3
Other Products..........................................     22.0        15.1       66.5       58.8
Unallocated amounts.....................................     59.0          --       59.5         --
                                                           ------      ------     ------     ------
                                                           $164.9      $102.7     $391.9     $329.7
                                                           ======      ======     ======     ======
INCOME BEFORE INCOME TAXES:
Protection Products.....................................   $ 74.0      $ 38.0     $187.2     $174.7
Accumulation Products...................................     21.2        18.1       59.2       68.1
Other Products..........................................      8.3         4.4       19.6       17.8
Unallocated amounts.....................................    (58.5)        0.2      (58.0)        --
                                                           ------      ------     ------     ------
                                                           $ 45.0      $ 60.7     $208.0     $260.6
                                                           ======      ======     ======     ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
ASSETS:(7)
Protection Products(5)(10)..................................    $16,090.7       $16,578.7
Accumulation Products.......................................      5,911.3         6,171.3
Other Products..............................................      1,178.9         1,256.2
Unallocated amounts.........................................      1,120.5           949.8
                                                                ---------       ---------
                                                                $24,301.4       $24,956.0
                                                                =========       =========
DEFERRED POLICY ACQUISITION COSTS:
Protection Products(11).....................................    $ 1,034.6       $   857.6
Accumulation Products.......................................        150.8           136.7
                                                                ---------       ---------
                                                                $ 1,185.4       $   994.3
                                                                =========       =========
POLICYHOLDERS' LIABILITIES:
Protection Products(6)(12)..................................    $10,202.3       $10,267.0
Accumulation Products.......................................      1,268.8         1,318.6
Other Products..............................................        436.7           455.6
Unallocated amounts.........................................         18.9            17.4
                                                                ---------       ---------
                                                                $11,926.7       $12,058.6
                                                                =========       =========
SEPARATE ACCOUNT LIABILITIES:(7)
Protection Products(8)......................................    $ 3,768.4       $ 4,056.8
Accumulation Products.......................................      4,256.5         4,452.6
Other Products..............................................        588.5           621.9
Unallocated amounts.........................................        781.9           776.4
                                                                ---------       ---------
                                                                $ 9,395.3       $ 9,907.7
                                                                =========       =========

---------------
 (1) Excludes $144.2 million and $448.6 million of revenues in individual life related to the Closed Block for the three-month and nine-month period ended September 30, 1999, respectively.

 (2) Excludes net investment income and net realized capital gains on investments in individual life related to the Closed Block of $96.7 million and $288.6 million for the three-month and nine-month period ended September 30, 1999, respectively.

 (3) Includes Group Pension Profits of $21.5 million and $11.4 million for the three-month period ended September 30, 1999 and 1998, respectively, and $47.8 million and $34.1 million for the nine-month period ended September 30, 1999 and 1998, respectively.

 (4) Includes interest credited to policyholders' account balances. Excludes $147.6 million and $466.0 million of benefits and interest credited to policyholders' account balances related to individual life in the Closed Block for the three-month and nine-month period ended September 30, 1999, respectively.

 (5) Includes assets transferred in the Group Pension Transaction of $5,173.0 million and $5,751.8 million as of September 30, 1999 and December 31, 1998, respectively.

 (6) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,693.5 million and $1,824.9 million as of September 30, 1999 and December 31, 1998, respectively.

 (7) Each segment includes separate account assets in an amount equal to the corresponding liability reported.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

 (8) Includes separate account liabilities transferred in the Group Pension Transaction of $3,433.3 million and $3,829.6 million as of September 30, 1999 and December 31, 1998 respectively.

 (9) Includes $9.5 million and $31.4 million relating to the Contribution from the Closed Block for the three-month and nine-month period ended September 30, 1999.

(10) Includes Closed Block assets of $6,153.0 million and $6,161.2 million as of September 30, 1999 and December 31, 1998, respectively (see Note 6).

(11) Includes deferred policy acquisition costs allocated to the Closed Block of $659.3 million and $554.6 million as of September 30, 1999 and December 31, 1998, respectively (see Note 6).

(12) Includes Closed Block policyholders' liabilities of $7,190.2 million and $7,177.1 million as of September 30, 1999 and December 31, 1998, respectively (see Note 6).

(13) Excludes $19.4 million and $54.5 million of amortization of deferred policy acquisition costs related to the Closed Block for the three-month and nine-month period ended September 30, 1999.

     The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.

                                                             THREE-MONTH         NINE-MONTH
                                                            PERIOD ENDED        PERIOD ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                           ---------------    ----------------
                                                           1999      1998      1999      1998
                                                           -----    ------    ------    ------
                                                           ($ IN MILLIONS)    ($ IN MILLIONS)
PREMIUMS:
Individual life(1).......................................  $18.9    $165.1    $ 57.9    $508.2
Group insurance..........................................    2.6       2.7       7.3       8.4
Other....................................................   (0.7)     (0.3)     (0.2)      4.7
                                                           -----    ------    ------    ------
     Total...............................................  $20.8    $167.5    $ 65.0    $521.3
                                                           =====    ======    ======    ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Universal life...........................................  $17.7    $ 17.2    $ 54.4    $ 38.9
Variable universal life(2)...............................   10.1       1.8      28.8      16.7
Group universal life.....................................    2.1       2.8       8.3       8.0
Individual variable annuities............................   17.7      15.9      53.4      47.1
Individual fixed annuities...............................    0.2      (0.1)      0.8       1.2
                                                           -----    ------    ------    ------
     Total...............................................  $47.8    $ 37.6    $145.7    $111.9
                                                           =====    ======    ======    ======

---------------
(1) Excludes revenues from individual life in the Closed Block of $144.2 million and $448.6 million for the three-month and six-month periods ended September 30, 1999.
(2) Includes Corporate Sponsored variable universal life products.

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

                                                                 AS OF           AS OF
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                                    ($ IN MILLIONS)
ASSETS:
General Account
  Fixed maturities: available for sale, at estimated fair
     value (amortized cost; $1,551.8 and $1,564.6,
     respectively).........................................    $1,549.9         $1,620.2
  Mortgage loans on real estate............................       124.2            214.8
  Real estate held for investment..........................        16.7             37.9
  Cash and cash equivalents................................        24.3             21.7
  Accrued investment income................................        24.6             27.6
                                                               --------         --------
  Total general account assets.............................     1,739.7          1,922.2
Separate account assets....................................     3,433.3          3,829.6
                                                               --------         --------
     Total assets..........................................    $5,173.0         $5,751.8
                                                               ========         ========
LIABILITIES:
General Account(1)
  Policyholders' account balances..........................    $1,693.5         $1,824.9
  Other liabilities........................................        30.2             24.0
                                                               --------         --------
     Total general account liabilities.....................     1,723.7          1,848.9
Separate account liabilities(2)............................     3,433.3          3,829.6
                                                               --------         --------
     Total liabilities.....................................    $5,157.0         $5,678.5
                                                               ========         ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $117.6 million and $121.7 million as of September 30, 1999 and December 31, 1998, respectively.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $18.4 million and $33.3 million as of September 30, 1999 and December 31, 1998, respectively.

                                                                  FOR THE             FOR THE
                                                                THREE-MONTH          NINE-MONTH
                                                                PERIOD ENDED        PERIOD ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                              ----------------    ----------------
                                                               1999      1998      1999      1998
                                                              ------    ------    ------    ------
                                                              ($ IN MILLIONS)     ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................  $ 5.4     $ 5.5     $17.5     $16.6
Net investment income.......................................   31.6      38.5      98.2     119.1
Net realized gains (losses) on investments..................   11.5      (0.9)     15.8      (3.3)
                                                              -----     -----     -----     -----
     Total revenues.........................................   48.5      43.1     131.5     132.4
BENEFITS AND EXPENSES:
Interest credited to policyholders' account balances........   22.4      26.9      67.9      82.6
Other operating costs and expenses..........................    4.6       4.8      15.8      15.7
                                                              -----     -----     -----     -----
     Total benefits and expenses............................   27.0      31.7      83.7      98.3
                                                              -----     -----     -----     -----
     Group Pension Profits..................................  $21.5     $11.4     $47.8     $34.1
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

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On June 8, 1999, plaintiffs obtained leave from the New York State Court of Appeals to appeal the Appellate Division decision. Briefs were filed in October 1999, and oral argument before the Court of Appeals took place on October 14, 1999. All actions before the United States District Court for the District of Massachusetts are still pending.

     In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America ("MLOA"), a subsidiary of MONY Life in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1988 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, and on August 11, 1999 obtained an order from the Judicial Panel on Multidistrict Litigation transfering the action to the Multidistrict Litigation in the District of Massachusetts.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     With respect to all of the other aforementioned pending litigation, the Company recorded a provision, which is reflected in Other Operating Costs and Expenses, of $0.5 million and $11.6 million during the nine-month period ended September 30, 1999 and 1998, respectively. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the consolidated financial statements at September 30, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Insurance companies are subject to assessments up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

     The Company maintains two lines of credit with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 2000 and September 2003. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of these facilities is to provide additional liquidity for any unanticipated short term cash needs the Company might experience and also to serve as support for the Company's $250 million commercial paper program which was activated in the second quarter of 1999. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception and does not have any commercial paper outstanding as of September 30, 1999.

     At September 30, 1999, the Company had commitments to issue $11.8 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.1% to 8.5%. In addition, the Company had commitments to issue $77.2 million of fixed rate commercial mortgage loans with interest rates ranging from 7.0% to 8.2%. The Company also had commitments outstanding to purchase $11.0 million of private fixed maturity securities as of September 30, 1999 with interest rates ranging from 8.3% to 8.5%. At September 30, 1999, the Company had commitments to contribute capital to its equity partnership investments of $122.7 million.

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

     The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated, and reflect certain adjustments made to revise estimates made in connection with the establishment of the Closed Block which resulted in a net increase to the Closed Block deficit:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                                    ($ IN MILLIONS)
ASSETS:
Fixed Maturities:
  Available for sale, at estimated fair value (amortized
     cost; $3,554.7 and $3,423.0, respectively)............    $3,508.5         $3,574.0
  Mortgage loans on real estate............................       447.9            431.7
  Policy loans.............................................     1,199.7          1,208.4
  Real estate held for investment..........................        21.1               --
  Cash and cash equivalents................................        78.7            134.4
  Premiums receivable......................................         7.7             16.8
  Deferred policy acquisition costs........................       659.3            554.6
  Other assets.............................................       230.1            241.3
                                                               --------         --------
     Total Closed Block assets.............................    $6,153.0         $6,161.2
                                                               ========         ========
LIABILITIES:
  Future policy benefits...................................    $6,734.9         $6,715.6
  Policyholders' account balances..........................       294.5            298.0
  Other Policyholders' liabilities.........................       160.8            163.5
  Other liabilities........................................        85.5            113.6
                                                               --------         --------
     Total Closed Block liabilities........................    $7,275.7         $7,290.7
                                                               ========         ========

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                   FOR THE THREE-MONTH    FOR THE NINE-MONTH
                                                      PERIOD ENDED           PERIOD ENDED
                                                   SEPTEMBER 30, 1999     SEPTEMBER 30, 1999
                                                   -------------------    ------------------
                                                                ($ IN MILLIONS)
REVENUES:
Premiums.........................................        $144.2                 $448.6
Net investment income and net realized gains on
  investments....................................          96.7                  288.6
Other income.....................................           0.4                    1.1
                                                         ------                 ------
     Total revenues..............................         241.3                  738.3
BENEFITS AND EXPENSES:
Benefits to policyholders........................         145.5                  459.5
Interest credited to policyholders' account
  balances.......................................           2.1                    6.5
Amortization of deferred policy acquisition
  costs..........................................          19.4                   54.5
Dividends to policyholders.......................          63.4                  179.8
Other operating costs and expenses...............           1.4                    6.6
                                                         ------                 ------
     Total benefits and expenses.................         231.8                  706.9
                                                         ------                 ------
Contribution from Closed Block...................        $  9.5                 $ 31.4
                                                         ======                 ======

     At September 30, 1999 and December 31, 1998, there were no adjustments in the value of fixed maturity securities in the Closed Block deemed to be other than temporary or fixed maturity securities which have been non-income producing for the twelve months preceding such dates. At September 30, 1999 and December 31, 1998, the carrying value of mortgage loans in the Closed Block that were non-income producing for the twelve months preceding such date, were $0.6 million and $0.5 million, respectively.

7. EARLY RETIREMENT PROGRAM

     On June 30, 1999, the Company announced a voluntary early retirement program for approximately 500 eligible employees of which 300 employees elected to participate. The program is part of an overall company-wide realignment of staff and resources, which may also include the elimination and/or shifting of certain job functions and the addition of employees with new skill sets. The Company has recorded a one-time restructuring charge of $58.9 million pretax in the third quarter of 1999.

8. EXTRAORDINARY ITEM

     The condensed consolidated statements of income and comprehensive income reflect extraordinary charges of $1.9 million and $5.8 million for the three month periods ended September 30, 1999 and 1998, respectively, and $1.9 million and $15.5 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Costs incurred in 1998 primarily include the fees of financial, legal, actuarial and accounting advisors to the Company and to the New York Insurance Department as well as printing and postage for communication with policy holders. Costs incurred in 1999 primarily relate to expenses incurred in connection with a commission-free sale and purchase program (the "Program") offered to shareholders pursuant to the Plan. The Program commenced August 17, 1999 and ends on November 17, 1999. Pursuant to the Program shareholders who own fewer than 100 shares can sell all of their shares or purchase additional shares to round up to 100 shares without incuring commission.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the consolidated financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's consolidated financial results of operations is based on the results of the Closed Block for the three-month and nine-month periods ended September 30, 1999 combined on a line by line basis with the results of operations outside the Closed Block for such period, as further discussed below. This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and the related notes to the unaudited interim condensed consolidated financial statements included elsewhere herein and the Company's 1998 Annual Report on Form 10-K.

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

     The pre-tax contribution from the Closed Block for the three-month and nine-month periods ended September 30, 1999 was $9.5 million and $31.4 million, respectively. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

GROUP PENSION TRANSACTION

     Management expects that Group Pension Payments will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002. For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to Note 4 of the unaudited interim condensed consolidated financial statements included herein.

NEW BUSINESS INFORMATION

     The following table presents certain information with respect to the Company's sales of protection and accumulation products during the three-month and nine-month periods ended September 30, 1999 and 1998 by source of distribution. Management uses this information to measure its sales production from period to period. The amounts presented with respect to life insurance and annuity sales represent annualized statutory-basis premiums. Statutory-basis premiums are used in lieu of GAAP basis premiums because they provide a consistent measure across varying product types, in contrast to GAAP which provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of FASB No. 60, Accounting and Reporting by Insurance Enterprises, FASB No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to mutual funds sales represent deposits made by customers during the periods presented. [See Consolidated Results of Operations for further discussion of the information presented in the following table.]

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                       ------------------    --------------------
($ IN MILLIONS)                                         1999       1998        1999        1998
---------------                                        -------    -------    --------    --------
PROTECTION PRODUCTS(1)
Career Agency System(2)..............................  $ 21.7     $ 14.5     $   71.3    $   56.2
U.S. Financial Life Insurance Co.(2).................     7.7         --         17.5          --
Corporate-owned life insurance(3)....................     1.2       27.1         33.9        76.0
                                                       ------     ------     --------    --------
Total New Annualized Life Insurance Premiums.........  $ 30.6     $ 41.6     $  122.7    $  132.2
                                                       ======     ======     ========    ========
ACCUMULATION PRODUCTS(1)
Variable Annuity(2)(4)...............................  $100.3     $138.2     $  316.8    $  484.7
Career Agency System -- Mutual Funds.................   159.0      117.1        479.5       405.7
Third-Party Distribution -- Mutual Funds.............   262.2      227.0        807.9       594.2
                                                       ------     ------     --------    --------
Total Accumulation Sales.............................  $521.5     $482.3     $1,604.2    $1,484.6
                                                       ======     ======     ========    ========

---------------
(1) Annualized premiums represent the total premium scheduled to be collected on a policy or contract over a twelve month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to COLI business or single premium paying business. All premiums received on COLI business and single premium paying policies during the periods presented are included.

(2) Includes premiums or deposits that have been annualized.

(3) Substantially all business generated from complementary distribution represents sales of corporate-sponsored life insurance.

(4) Excludes annualized premiums associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

CONSOLIDATED RESULTS OF OPERATIONS

     For comparability with prior periods, the table below presents the results of operations of the Closed Block for the three-month and nine-month periods ended September 30, 1999, combined on a line by line basis with the results of operations outside the Closed Block. In all other respects, the financial information herein is presented in accordance with GAAP unless otherwise noted. Management's Discussion and Analysis, which follows this table, addresses the results of operations of the Company on the aforementioned combined basis unless otherwise noted.

                                                             FOR THE                 FOR THE
                                                        THREE-MONTH PERIOD      NINE-MONTH PERIOD
                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         1999        1998        1999        1998
                                                       --------    --------    --------    --------
                                                                     ($ IN MILLIONS)
REVENUES:
Premiums.............................................   $165.0      $167.5     $  513.6    $  521.3
Universal life and investment-type product policy
  fees...............................................     47.8        37.6        145.7       111.9
Net investment income................................    219.3       197.1        603.5       554.8
Net realized gains on investments....................     24.4        12.0        100.7       169.6
Group Pension Profits................................     21.5        11.4         47.8        34.1
Other income.........................................     47.6        37.1        140.0       115.5
                                                        ------      ------     --------    --------
     Total revenues..................................    525.6       462.7      1,551.3     1,507.2
BENEFITS AND EXPENSES:
Benefits to policyholders............................    180.4       182.7        567.8       562.4
Interest credited to policyholders' account
  balances...........................................     28.5        29.3         87.2        88.0
Amortization of deferred policy acquisition costs....     41.3        32.1        108.6       102.9
Dividends to policyholders...........................     64.1        55.2        181.2       163.6
Other operating costs and expenses...................    166.3       102.7        398.5       329.7
                                                        ------      ------     --------    --------
     Total benefits and expenses.....................    480.6       402.0      1,343.3     1,246.6
Income before income taxes and extraordinary item....   $ 45.0      $ 60.7     $  208.0    $  260.6
                                                        ======      ======     ========    ========

     Consolidated -- For the Three-month Period Ended September 30, 1999 Compared to the Three-month Period Ended September 30, 1998.

     Premium revenue was $165.0 million for the three-month period ended September 30, 1999, a decrease of $2.5 million, or 1.5% from $167.5 million reported in the comparable prior year period. The decrease consisted primarily of lower new and renewal premiums on traditional life business of $5.4 million and $2.0 million, respectively, offset by $5.5 million of premiums from Sagamore which was acquired December 31, 1998, (see Notes to Unaudited Interim Condensed Financial Statements included elsewhere herein) and a decrease of $0.4 million related to the run-off business. Management believes that the decrease in new and renewal traditional life premiums is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products (see also "New Business Information").

     Universal life and investment-type product policy fees were $47.8 million for the three-month period ended September 30, 1999, an increase of $10.2 million or 27.1% from $37.6 million reported in the comparable prior year period. This increase was primarily the result of fees earned by Sagamore of $5.6 million and higher fees relating to the Company's VUL, Corporate Sponsored VUL business ("CSVUL"), and FPVA business of $4.3 million, $4.0 million and 1.8 million, respectively. The increase in VUL is consistent with the growth of such in force business. These increases were offset in part by a decrease of $2.3 million in fees from UL business. The Company reported total fees from its VUL business for the three-month period ended September 30, 1999 of $9.2 million, as compared to $4.9 million reported for the comparable period in the prior year. The Company reported total fees from its FPVA business for the three-month period ended September 30, 1999 of $17.7 million, as compared to $15.9 million reported for the comparable prior year period. The increase in FPVA fees was primarily due to higher surrender charges of $1.4 million for the quarter ending September 30, 1999, as compared to the comparable prior year period. Annuity sales were $100.3 million during the three-month period ended September 30, 1999, as compared to $138.2 million in the corresponding period in the prior-year. Management believes that the decrease in annuity sales during the 3rd quarter of 1999 from that reported in the comparable prior year period is primarily due to delays in state regulatory approvals (principally in New York and New Jersey) of new products introduced by the Company in connection with its reorganization in November 1998, as well as the limited selection of fund choices offered through the Company's annuity products, and increased competition in the marketplace. In response to these issues, the Company, early in the third quarter, began to offer 11 new investment funds through its annuities, including funds managed by Fidelity, Janus and Dreyfus. See also "New Business Information".

     Net investment income was $219.3 million for the three-month period ended September 30, 1999, an increase of $22.2 million, or 11.3%, from $197.1 million reported for the comparable prior year period. The increase in net investment income is primarily due to the combination of higher yields on invested assets, higher average balances, higher equity partnership income and changes in the mix of invested assets for the three-month period ended September 30, 1999, as compared to the corresponding period in the prior year. Higher yields on invested assets for the three-month period ended September 30, 1999, as compared to the corresponding period in the prior year resulted in higher investment income of approximately $9.0 million. In addition, an increase in the Company's average total invested assets between the periods of approximately $418.8 million, as well as changes in the mix of invested assets from real estate to relatively higher yielding fixed maturity securities, mortgages and equity securities resulted in increased investment income of approximately $13.2 million. The increase in average invested assets was primarily a result of IPO proceeds received, gains on sales of real estate, and positive cash flow from operations and investing activities between the periods. For the three-month period ended September 30, 1999, the Company's average investment in fixed maturity securities (before cumulative unrealized gains or losses), mortgages, equity securities and policy loans increased by approximately $509.8 million, $200.9 million, $85.2 million and $12.3 million, respectively, while the Company's average investment in real estate, cash and short term securities and other invested assets (mostly real estate partnerships) decreased by approximately $277.0 million, $103.1 million and $9.3 million, respectively. As of September 30, 1999, invested assets (including assets in and outside of the Closed Block) were $10,810.2 million (including cumulative unrealized losses of $102.2 million for fixed maturity securities) compared to $10,718.3 million (including cumulative unrealized gains of $338.1 million for fixed maturity securities) as of September 30, 1998. At September 30, 1999, fixed maturity securities, mortgage loans and real estate represented approximately 61.4%, 15.5% and 4.0%, respectively, of total invested assets, as compared to 61.2%, 13.1% and 6.3%, respectively, at September 30, 1998. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 8.1% and 9.0%, respectively, for the three-month period ended September 30, 1999, as compared to 7.5% and 8.0%, respectively, for the three-month period ended September 30, 1998.

     Net realized gains were $24.4 million for the three-month period ended September 30, 1999, an increase of $12.4 million, or 103.3%, from $12.0 million for the comparable prior year period. The increase is primarily the result of higher gains on sales of equity securities of $13.6 million, lower losses from other than temporary impairments of fixed maturity securities of $9.9 million, and a gain of $6.0 million relating to other miscellaneous investments, offset by lower gains from sales of real estate of $8.5 million and lower sales and prepayment gains on fixed maturity securities of $7.2 million. Gains on the sales of equity securities were $3.5 million for the three-month period ended September 30, 1999, compared to losses of $10.1 million during the corresponding prior year period. No losses were recorded during the three-month period ended September 30, 1999 with respect to other than temporary impairments on fixed maturity securities, as compared to a $9.9 million loss recorded during the corresponding period in the prior year. Gains on the sale of real estate and real estate partnerships were $14.0 million for the three-month period ended September 30, 1999, compared to $22.5 million during the corresponding prior year period. For the three-month period ended September 30, 1999, a $0.7 million loss was recorded relating to prepayments and sales of fixed maturities, as compared to gains of $6.5 million during the corresponding prior year period.

     Group Pension Profits were $21.5 million for the three-month period ended September 30, 1999, an increase of $10.1 million, or 88.6%, from $11.4 million reported in the corresponding prior year period. The increase is primarily due to realized gains on Group Pension assets of $11.5 million during the third quarter of 1999, primarily due to sales of real estate properties, compared to realized losses of $0.9 million in the prior year period. This increase was offset by a decline in Group Pension Profits (excluding realized gains) of $2.3 million, from $12.3 million for the three months ended September 30, 1998 to $10.0 million for the three-month period ended September 30, 1999. The decrease in Group Pension Profits (excluding realized gains and losses) is consistent with the runoff of the Group Pension business. See "Notes to Unaudited Interim Condensed Consolidated Financial Statements".

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $47.6 million for the three-month period ended September 30, 1999, an increase of $10.5 million, or 28.3%, as compared to $37.1 million reported in the corresponding prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $6.0 million and higher commission of $7.1 million earned by the Company's broker-dealer operations. The Company's mutual fund management operations reported $22.0 million in fees from advisory, underwriting and distribution services, as compared to $16.0 million reported in the corresponding prior year period, as its assets under management increased to approximately $7.6 billion at September 30, 1999 from $5.8 billion at September 30, 1998. During the three-month period ended September 30, 1999, the Company's broker-dealer operations reported commission earnings of $15.1 million, as compared to $8.0 million reported in the corresponding prior year period. Sales of mutual funds offered by the Enterprise Group of Funds increased 22% to $421.2 million during the three-month period ended September 30, 1999, as compared to $344.1 million in the corresponding period in the prior year. Enterprise mutual fund sales through third-party broker-dealers were $262.2 million during the three-month period ended September 30, 1999, up 16% from $227.0 million in the corresponding prior year period. Enterprise mutual fund sales through the Company's career agency system were $159.0 million during the three-month period ended September 30, 1999, up 36% from $117.1 million in the corresponding period in the prior year.

     Benefits to policyholders were $180.4 million for the three-month period ended September 30, 1999, a decrease of $2.3 million, or 1.3%, as compared to $182.7 million reported in the corresponding prior year period. The decrease was due to lower death claims of $7.6 million, which includes a decrease of $0.8 million related to the Company's international operations, a $1.8 million decrease in benefits related to traditional products and a decrease of $1.2 million in immediate annuities due to a declining volume of business, offset by the addition of $7.3 million of benefits related to Sagamore.

     Interest credited to policyholders' account balances was $28.5 million for the three-month period ended September 30, 1999, a decrease of $0.8 million, or 2.7%, as compared to $29.3 million reported in the corresponding prior year period. The decrease was primarily due to (i) lower interest crediting of $1.7 million relating to CSVUL due to a transfer of CSVUL liabilities from the general account, which earned interest in 1998, to the separate account, (ii) lower interest crediting of $0.9 million relating to SPDA products due to declining fund balances and, (iv) a $0.3 million decrease in interest crediting relating to certain group deferred annuities, offset in part by $1.1 million relating to Sagamore and higher interest credited on supplementary contracts of $0.7 million. Declines in fund balances in accumulation products and modestly lower interest crediting rates contributed to declines in overall interest crediting.

     Amortization of deferred policy acquisition ("DAC") costs was $41.3 million for the three-month period ended September 30, 1999, an increase of $9.2 million, or 28.7%, as compared to $32.1 million reported in the corresponding prior year period. The increase primarily resulted from: (i) higher amortization of approximately $2.3 million relating to traditional life business due to favorable mortality experience, (ii) higher amortization of $1.2 related to VUL business due to favorable mortality experience and (iii) higher amortization of $3.4 million related to the Company's international operations due to higher lapses.

     Dividends to policyholders was $64.1 million for the three-month period ended September 30, 1999 an increase of $8.9 million, or 16.1%, as compared to $55.2 million reported in the corresponding prior year period. The increase relates to the accrual of an additional dividend liability in the Closed Block reflecting results that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses were $166.3 million for the three-month period ended September 30, 1999, an increase of $63.6 million, or 61.9%, as compared to $102.7 million reported in the comparable prior year period. The increase primarily consisted of: (i) a one time restructuring charge of $58.9 million in connection to the early retirement program, (ii) $4.5 million of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, (iii) $4.0 million from Sagamore, (iv) $4.1 million of higher staffing, increased commissions resulting from increased sales in the Company's broker-dealer operations, and (v) a $3.0 million increase in the Company's international life insurance subsidiary, MONY Life Insurance Company of the Americas, Ltd. due to increase in the number of agents hired and other miscellaneous selling expenses, offset by: (i) lower Year 2000 costs of $2.2 million, (ii) lower compensation expenses of $7.5 million relating to a restructuring of field underwriter compensation structure in the third quarter of 1998, and (iii) lower guaranty assessments of $2.5 million.

    Consolidated -- For the Nine-month Period Ended September 30, 1999
     Compared to the Nine-month Period Ended September 30, 1998

     Premium revenue was $ 513.6 million for the nine-month period ended September 30, 1999, a decrease of $7.7 million, or 1.5% from $521.3 million reported in the corresponding prior year period. The decrease resulted primarily from lower renewal premiums on traditional life business of $20.6 million resulting from a decrease in such in-force business as well as a decrease of $4.5 million related to the run-off businesses, offset primarily by $13.1 million of premiums from Sagamore, which was acquired December 31, 1998, (see Notes to Unaudited Interim Condensed Financial Statements included elsewhere herein), $2.1 million of higher single premiums, and higher new premiums of approximately $3.7 million. Management believes that the overall decrease in premium revenue from traditional life business is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products (see also "New Business Information").

     Universal life and investment-type product policy fees were $145.7 million for the nine-month period ended September 30, 1999, an increase of $33.8 million or 30.2% from $111.9 million reported in the corresponding prior year. This increase was primarily the result of fees earned by Sagamore of $15.9 million, higher fees relating to the Company's VUL business of $10.2 million and higher fees relating to the Company's FPVA business of $6.3 million. The Company reported total fees from its VUL business during the period of $25.8 million, as compared to $15.6 million reported for the corresponding period in the prior year. This increase is consistent with the growth of such in force business. The Company reported total fees from its FPVA business during the nine-month period ended September 30, 1999 of $53.4 million, as compared to $47.1 million reported during the corresponding prior year period. The increase was primarily due to an increase in surrender charges of $4.8 million from the corresponding prior year period. Annuity sales were $316.8 million during the three-month period ended September 30, 1999, as compared to $484.7 million in the corresponding period in the prior-year. Management believes that the decrease in annuity sales during the nine month period ended September 30, 1999 from that reported in the corresponding prior year period is primarily due to delays in state regulatory approvals (principally in New York and New Jersey) of new products introduced by the Company in connection with its reorganization in November 1998, as well as the limited selection of fund choices offered through the Company's annuity products, and increased competition in the marketplace. In response to these issues, the Company, early in the third quarter, began to offer 11 new investment funds through its annuities, including funds managed by Fidelity, Janus and Dreyfus. See also "New Business Information".

     Net investment income was $603.5 million for the nine-month period ended September 30, 1999, an increase of $48.7 million, or 8.8%, from $554.8 million reported for the corresponding prior year period. The increase in net investment income is primarily due to the combination of higher yields on invested assets, higher average balances, higher equity partnership income and changes in the mix of invested assets for the nine-month period ended September 30, 1999 compared to the corresponding prior year period. Higher yields on invested assets for the nine-month period ended September 30, 1999, as compared to the corresponding prior year period, resulted in higher investment income of approximately $11.1 million. In addition, an increase in the Company's average total invested assets between the periods of approximately $496.1 million, as well as changes in the mix of invested assets from real estate to relatively higher yielding fixed maturity securities, mortgages and equity securities resulted in increased investment income of approximately $37.6 million. The increase in average invested assets was primarily a result of IPO proceeds received, gains on sales of real estate, and positive cash flow from operations and investing activities. For the nine-month period ended September 30, 1999, the Company's average investment in fixed maturity securities (before cumulative unrealized gains or losses), mortgages, equity securities and cash and short term securities increased by approximately $609.7 million, $131.3 million, $107.0 million and $15.7 million, respectively, while the Company's average investment in real estate and other invested assets (mostly real estate partnerships) decreased by approximately $366.0 million, and $16.8 million, respectively. As of September 30, 1999, invested assets were $10,810.2 million (including cumulative unrealized losses of $102.2 million for fixed maturity securities) compared to $10,718.3 million (including cumulative unrealized gains of $338.1 million for fixed maturity securities) at September 30, 1998. At September 30, 1999, fixed maturity securities, mortgage loans and real estate represented approximately 61.4%, 15.5% and 4.0%, respectively, of total invested assets, as compared to 61.2%, 13.1% and 6.3%, respectively, at September 30, 1998. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 7.5% and 8.7%, respectively, for the nine-month periods ended September 30, 1999, as compared to 7.2% and 9.4%, respectively, for the nine-month period ended September 30, 1998.

     Net realized gains were $100.7 million for the nine-month period ended September 30, 1999, a decrease of $68.9 million, or 40.6%, from $169.6 million for the corresponding prior year period. The decrease is primarily due to lower gains from the sale of real estate and real estate partnerships of $89.5 million, lower gains from prepayments and sales of fixed maturities securities and mortgages of $15.5 million, higher valuation allowances on mortgages of $4.2 million, higher valuation allowances relating to additions to the real estate to be disposed of category of $3.6 million, offset by higher gains from the sale equity securities of $35.1 million and lower losses from other than temporary impairments of fixed maturities securities of $10.7 million. Gains on the sale of real estate and real estate partnerships were $55.6 million for the nine-month period ended September 30, 1999, compared to $145.1 million for the corresponding prior year period. Prepayment/ sales gains for fixed maturities and mortgages were $10.4 million for the nine-month period ended September 30, 1999, compared to $25.9 million for the corresponding prior year period. The provision for mortgage loan valuation allowances was $1.7 million for the nine-month period ended September 30, 1999, compared to gains of $2.5 million from the reversal of such allowances for the corresponding prior year period. Additional provisions for valuation allowances on real estate to be disposed of were $6.1 million for the nine-month period ended September 30, 1999, compared to $2.5 million for the corresponding prior year period. Gains on sales of equity securities were $43.4 million for the nine-month period ended September 30, 1999, compared to $8.3 million for the corresponding prior year period. Losses from other than temporary impairments of fixed maturity securities we $1.9 million for the nine-month period ended September 30, 1999, compared to $12.6 million for the corresponding prior year period.

     Group Pension Profits were $47.8 million for the nine month period ended September 30, 1999, an increase of $13.7 million, or 40.2%, from $34.1 million reported in the corresponding prior year period. The increase is primarily due to realized gains of $15.8 million for the nine month period ended September 30, 1999, primarily due to sales of real estate properties, compared to realized losses of $3.3 million in the prior year period due to increases in mortgage valuation allowances. This increase was offset by a decline in Group Pension Profits (excluding realized gains) of $5.4 million, from $37.4 million for the nine month period ended September 30, 1998 to $32.0 million for the nine month ended September 30, 1999. The decrease in Group Pension Profits (excluding realized gains and losses) is consistent with the runoff of the Group Pension business. See "Notes to Unaudited Interim Condensed Consolidated Financial Statements".

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $140.0 million for the nine-month period ended September 30, 1999, an increase of $24.5 million, or 21.2%, as compared to $115.5 million reported in the corresponding prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $15.7 million and $13.6 million of higher commissions earned by the Company's broker-dealer operations. For the nine-month period ended September 30, 1999, the Company's mutual fund management operations reported $61.2 million in fees from advisory, underwriting and distribution services, as compared to $45.5 million reported in the corresponding prior year period, as assets under management increased to approximately $7.6 billion at September 30, 1999 from $5.8 billion at September 30, 1998. During the nine-month period ended September 30, 1999, the Company's broker-dealer operations reported commission earnings of $45.8 million, as compared to $32.2 million reported in the corresponding prior year period. Sales of mutual funds offered by the Enterprise Group of Funds increased 29.0% to $1,287.4 million during the nine-month period ended September 30, 1999, as compared to $999.9 million in the corresponding period in the prior year. Enterprise mutual fund sales through third-party broker-dealers were $807.9 million during the nine-month period ended September 30, 1999, up 36.0% from $594.2 million in the corresponding prior year period. Enterprise mutual fund sales the Company's career agency system were $479.5 million during the nine-month period ended September 30, 1999, up 18.0% from $405.7 million in the corresponding period in the prior year.

     Benefits to policyholders were $567.8 million for the nine-month period ended September 30, 1999, an increase of $5.4 million, or 1.0%, as compared to $562.4 million reported in the corresponding prior year period. The increase was primarily due to $18.1 million of benefits related to Sagamore and an increase in death benefits of $4.0 million, offset by a $5.5 million decrease in benefits related to traditional products, a $1.8 million decline in benefits relating to immediate annuities consistent with a declining volume of such business and a decrease of $7.3 million in benefits related the Company's runoff business.

     Interest credited to policyholders' account balances was $87.2 million for the nine-month period ended September 30, 1999, a decrease of $0.8 million as compared to $88.0 million reported in the corresponding prior year period. The decrease primarily resulted from lower interest crediting of (i) $5.1 million relating to SPDA products due to declining fund balances, (ii) $1.2 million relating to certain group deferred annuities, (iii) $1.3 million relating to CSVUL business due to a transfer of CSVUL liabilities from the general account, which earned interest in 1998, to the separate account, offset by higher interest crediting of (i) $3.4 million relating to Sagamore, (ii) $0.7 million relating to traditional life business, and (iii) $1.5 million related to supplementary contracts. Declines in fund balances and modestly lower interest crediting rates contributed to declines in overall interest crediting.

     Amortization of DAC was $108.6 million for the nine-month period ended September 30, 1999, an increase of $5.7 million, or 5.5%, as compared to $102.9 million reported in the corresponding prior year period. The increase primarily resulted from: (i) higher amortization of $4.6 million relating to the Company's international operations due to higher lapses and, (ii) a $3.7 million increase in amortization relating to the growth of the Company's VUL business due to favorable mortality experience, offset by (i) lower amortization of approximately $2.3 million relating to traditional life insurance due to lower realized gains on investments and, (ii) lower amortization of approximately $1.4 million related to the Company's UL business.

     Dividends to policyholders of $181.2 million for the nine-month period ended September 30, 1999, an increase of $17.6 million, or 10.8% from $163.6 million reported in the corresponding prior year period. The increase relates to the accrual of an additional dividend liability in the Closed Block reflecting results that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 6 to the

Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses were $398.5 million for the nine-month period ended September 30, 1999, an increase of $68.8 million, or 20.9%, as compared to $329.7 million reported in the comparable prior year period. The increase primarily consisted of: (i) a one time restructuring charge of $58.9 million in connection to the early retirement plan, (ii) $12.9 million of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, (iii) $11.0 million from Sagamore, (iv) $10.7 million of higher commissions and other miscellaneous expenses incurred by Company's broker-dealer operations, and (v) $6.0 million increase in the Company's international life insurance subsidiary, MONY Life Insurance Company of the Americas, Ltd. due to increase in the number of agents hired and other miscellaneous selling expenses, offset by: (i) lower Year 2000 costs of $7.4 million, (ii) lower compensation expenses of $7.5 million relating to a restructuring of field underwriter compensation structure, (iii) lower guaranty assessments of $3.5 million, (iv) lower incentive compensation of $4.5 million, and (v) lower employee benefit expenses of $7.0 million.

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

                                                             FOR THE                 FOR THE
                                                        THREE-MONTH PERIOD      NINE-MONTH PERIOD
                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         1999        1998        1998        1999
                                                       --------    --------    --------    --------
                                                                     ($ IN MILLIONS)
REVENUES:
Premiums.............................................   $163.2      $164.6     $  506.9    $  508.4
Universal life policy fees...........................     29.9        21.8         91.5        63.6
Net investment income and net realized gains on
  investments........................................    195.3       163.9        565.2       560.9
Group Pension Profits................................     21.5        11.4         47.8        34.1
Other income.........................................      2.9         7.3         10.7        15.8
                                                        ------      ------     --------    --------
     Total revenues..................................    412.8       369.0      1,222.1     1,182.8
BENEFITS AND EXPENSES:
Benefits to policyholders............................    169.3       171.5        537.1       521.3
Interest credited to policyholders' account
  balances...........................................     12.0        12.8         36.3        33.5
Amortization of deferred policy acquisition costs....     33.4        25.0         85.8        80.4
Dividends to policyholders...........................     63.5        54.5        179.1       161.3
Other operating costs and expenses...................     60.6        67.2        196.6       211.6
                                                        ------      ------     --------    --------
                                                         338.8       331.0      1,034.9     1,008.1
                                                        ------      ------     --------    --------
Income before income taxes...........................   $ 74.0      $ 38.0     $  187.2    $  174.7
                                                        ======      ======     ========    ========

    Protection Products Segment -- For the Three-month Period Ended September 30, 1999
     Compared to the Three-month Period Ended September 30, 1998

     Premium revenue was $163.2 million for the three-month period ended September 30, 1999, a decrease of $1.4 million, or 0.9%, from $164.6 million reported in the comparable prior year period. The decrease consisted primarily of lower new and renewal premiums on traditional life business of $5.4 million and $2.0 million, respectively, offset by $5.5 million of premiums from Sagamore which was acquired December 31, 1998, (see Notes to Unaudited Interim Condensed Financial Statements included elsewhere herein). Management believes that the decrease in new and renewal traditional life premiums is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products (see also "New Business Information").

     Universal life policy fees were $29.9 million for the three-month period ended September 30, 1999, an increase of $8.1 million or 37.2% from $21.8 million reported in the comparable prior year period. This increase was primarily the result of fees earned by Sagamore of $5.6 million and higher fees relating to the Company's VUL and Corporate Sponsored VUL business ("CSVUL") of $4.3 million and $4.0 million, respectively. These increases were offset in part by a decrease of $2.3 million in fees from UL business. The Company reported total fees from its VUL business during the period of $9.2 million, as compared to $4.9 million reported for the comparable prior year period.

     Net investment income and net realized gains on investments were $195.3 million for the three-month period ended September 30, 1999, an increase of $31.4 million, or 19.2%, from $163.9 million reported in the comparable prior year period. The increase was primarily due to higher net investment income from equity partnerships, increased net investment income primarily attributable to the investment of IPO proceeds and higher realized gains on sales of equity securities.

     Group Pension Profits were $21.5 million for the three-month period ended September 30, 1999, an increase of $10.1 million, or 88.6%, from $11.4 million reported in the corresponding prior year period. The increase is primarily due to realized gains on Group Pension assets of $11.5 million during the third quarter of 1999, primarily due to sales of real estate properties, compared to realized losses of $0.9 million in the prior year period. This increase was offset by a decline in Group Pension Profits (excluding realized gains) of $2.3 million, from $12.3 million for the three months ended September 30, 1998 to $10.0 million for the three-month period ended September 30, 1999. The decrease in Group Pension Profits (excluding realized gains and losses) is consistent with the runoff of the Group Pension business. See "Notes to Unaudited Interim Condensed Consolidated Financial Statements".

     Benefits to policyholders were $169.3 million for the three-month period ended September 30, 1999, a decrease of $2.2 million, or 1.3%, as compared to $171.5 million reported in the comparable prior year period. The decrease was due to lower death claims of $7.6 million, which includes a decrease $0.8 million related to the Company's international operations, and a $1.8 million decrease in benefits related to traditional products, offset by the addition of $7.2 million of benefits related to Sagamore.

     Interest credited to policyholders' account balances was $12.0 million for the three-month period ended September 30, 1999, a decrease of $0.8 million, or 6.2%, as compared to $12.8 million reported in the comparable prior year period. The decrease was primarily due to lower interest crediting of $1.7 million relating to CSVUL due to a transfer of CSVUL liabilities from the general account, which earned interest in 1998, to the separate account. This was offset in part by additional interest crediting of $1.2 million from Sagamore.

     Amortization of DAC was $33.4 million for the three-month period ended September 30, 1999, an increase of $8.4 million, or 33.6%, as compared to $25.0 million reported in the comparable prior year period. The increase primarily resulted from: (i) higher amortization of approximately $2.3 million relating to traditional life business due to favorable mortality experience, (ii) higher amortization of $1.2 million related to VUL business due to favorable mortality experience and (iii) higher amortization of $3.4 million related to the Company's international operations due to higher lapses.

     Dividends to policyholders was $63.5 million for the three-month period ended September 30, 1999 an increase of $9.0 million, or 16.5%, as compared to $54.5 million reported in the comparable prior year period. The increase relates to the accrual of an additional dividend liability in the Closed Block reflecting results that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly accrued as an additional dividend liability. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses were $60.6 million for the three-month period ended September 30, 1999, a decrease of $6.6 million, or 9.8%, as compared to $67.2 million reported in the comparable prior year period. The decrease primarily consists of: (i) lower Year 2000 costs of $2.2 million, (ii) lower compensation expenses of $6.3 million relating to a restructuring of field underwriter compensation structure in the third quarter of 1998, (iii) lower guaranty assessments of $2.0 million, and (iv) lower employee benefit of $2.5 million, offset by: (i) higher expenses of $4.0 million from Sagamore, and (ii) $3.0 million increase in the Company's international life insurance subsidiary, MONY Life Insurance Company of the Americas, Ltd. due to increase in the number of agents hired and other miscellaneous expenses.

    Protection Products Segment -- For the Nine-month Period Ended September 30, 1999
     Compared to the Nine-month Period Ended September 30, 1998

     Premium revenue was $506.9 million for the nine-month period ended September 30, 1999, a decrease of $1.5 million, or 0.3% as compared to $508.4 million reported in the comparable prior year period. The decrease resulted primarily from lower renewal premiums on traditional life business of $20.6 million resulting from the decrease in such in-force business, offset primarily by $13.1 million of premiums from Sagamore, which was acquired December 31, 1998, (see Notes to Unaudited Interim Condensed Financial Statements included elsewhere herein), $2.1 million of higher single premiums, and higher new premiums of approximately $3.7 million. Management believes that the overall decrease in premium revenue excluding Sagamore, is consistent with trends in the industry, particularly the continuing shift by consumers from traditional protection products to asset accumulation and retirement income products (see also "New Business Information").

     Universal life policy fees were $91.5 million for the nine-month period ended September 30, 1999, an increase of $27.9 million or 43.9% from $63.6 million reported in the comparable prior year period. This increase was primarily the result of fees earned by Sagamore of $15.9 million, and higher fees relating to the Company's VUL business of $10.2 million. The Company reported total fees from its VUL business during the period of $25.8 million, as compared to $15.6 million reported for the corresponding period in the prior year. This increase is consistent with the growth of such in force business.

     Net investment income and net realized gains on investments were $565.2 million for the nine-month period ended September 30, 1999, an increase of $4.3 million, or 0.8%, from $560.9 million reported in the comparable prior year period. The increase was primarily due to higher net investment income from equity partnerships and increased net investment income primarily attributable to the investment of IPO proceeds, offset by lower realized gains resulting from a decrease in real estate sales.

     Group Pension Profits were $47.8 million for the nine month period ended September 30, 1999, an increase of $13.7 million, or 40.2% from $34.1 million reported in the corresponding prior year period. The increase is primarily due to realized gains of $15.8 million for the nine month period ended September 30, 1999, primarily due to sales of real estate properties, compared to realized losses of $3.3 million in the prior year period due to increases in mortgage valuation allowances. This increase was offset by a decline in Group Pension Profits (excluding realized gains) of $5.4 million, from $37.4 million for the nine month period ended September 30, 1998 to $32.0 million for the nine month period ended September 30, 1999. The decrease in

Group Pension Profits (excluding realized gains and losses) is consistent with the runoff of the Group Pension business. See "Notes to Unaudited Interim Condensed Consolidated Financial Statements".

     Benefits to policyholders were $537.1 million for the nine-month period ended September 30, 1999, an increase of $15.8 million, or 3.0%, as compared to $521.3 million reported in the comparable prior year period. The increase was primarily due to $17.3 million of benefits related to Sagamore, and a $4.0 million increase in death benefits, offset by a $5.5 million decrease in benefits related to traditional products.

     Interest credited to policyholders' account balances was $36.3 million for the nine-month period ended September 30, 1999, an increase of $2.8 million, or 8.4%, as compared to $33.5 million reported in the comparable prior year period. This increase was primarily due to $3.1 million relating to Sagamore and an increase of $0.7 million relating to traditional life business, offset by a $1.3 million decrease in CSVUL business due to a transfer of CSVUL liabilities from the general account, which earned interest in 1998, to the separate account.

     Amortization of DAC was $85.8 million for the nine-month period ended September 30, 1999, an increase of $5.4 million, or 6.7%, as compared to $80.4 million reported in the comparable prior year period. The increase primarily resulted from: (i) higher amortization of $4.6 million relating to the Company's international operations due to higher lapses and, (ii) a $3.7 million increase in amortization relating to the growth of the Company's VUL business due to favorable mortality experience, offset by (i) lower amortization of approximately $2.3 million relating to traditional life insurance due to lower realized gains on investments and, (ii) lower amortization of approximately $1.3 million related to the Company's UL business.

     Dividends to policyholders was $179.1 million for the nine-month period ended September 30, 1999 an increase of $17.8 million, or 11.0% from $161.3 million reported in the comparable prior year period. Substantially all of the increase relates to the accrual of an additional dividend liability in the Closed Block reflecting results that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly accrued as an additional dividend liability. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses were $196.6 million for the nine-month period ended September 30, 1999, a decrease of $15.0 million, or 7.1%, as compared to $211.6 million reported in the comparable prior year period. The decrease primarily consists of: (i) lower Year 2000 costs of $7.4 million, (ii) lower compensation expenses of $6.3 million relating to a restructuring of field underwriter compensation structure in the third quarter of 1998, (iii) lower guaranty assessments of $3.0 million, (iv) lower employee benefit expenses of $5.9 million, and (iv) lower incentive compensation of $4.2 million, and (v) $3.0 million in savings due to the outsourcing of certain benefit administration functions, offset by: (i) higher expenses of $11.0 million from Sagamore, and
(ii) $6.0 million increase in the Company's international life insurance subsidiary, MONY Life Insurance Company of the Americas, Ltd. due to increase in the number of agents hired and other miscellaneous expenses.

  Accumulation Products Segment

     The following table presents certain summary financial data relating to the Company's Accumulation Products segment for the periods indicated.

                                                             FOR THE                  FOR THE
                                                        THREE-MONTH PERIOD       NINE-MONTH PERIOD
                                                       ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                       --------------------     --------------------
                                                        1998         1999        1998         1999
                                                       -------      -------     -------      -------
                                                                      ($ IN MILLIONS)
REVENUES:
Premiums.............................................   $(0.2)       $ 0.5      $  0.6       $  2.3
Investment-type product fees.........................    17.8         15.9        53.8         47.5
Net investment income and net realized gains on
  investments........................................    30.1         31.3        91.6        109.1
Other income.........................................    24.1         17.6        68.1         52.2
                                                        -----        -----      ------       ------
     Total revenues..................................    71.8         65.3       214.1        211.1
BENEFITS AND EXPENSES:
Benefits to policyholders............................     4.0          5.1        13.1         14.0
Interest credited to policyholders' account
  balances...........................................    13.6         14.2        41.8         45.9
Amortization of deferred policy acquisition costs....     7.9          7.1        22.8         22.5
Dividends to policyholders...........................     0.4          0.4         1.3          1.3
Other operating costs and expenses...................    24.7         20.4        75.9         59.3
                                                        -----        -----      ------       ------
                                                         50.6         47.2       154.9        143.0
                                                        -----        -----      ------       ------
Income before income taxes...........................   $21.2        $18.1      $ 59.2       $ 68.1
                                                        =====        =====      ======       ======

    Accumulation Products Segment -- For the Three-month Period Ended September 30, 1999
    Compared to the Three-month Period Ended September 30, 1998

     Investment-type product policy fees were $17.8 million for the three-month period ended September 30, 1999, an increase of $1.9 million, or 11.9%, from $15.9 million reported in the comparable prior year period. This increase was primarily the result of higher fees relating to the Company's FPVA business of $1.8 million. The Company reported total fees from its FPVA business for the three-month period ended September 30, 1999 of $17.7 million, as compared to $15.9 million reported for the comparable prior year period. The increase in FPVA fees was primarily due to higher surrender charges of $1.4 million for the quarter ending September 30, 1999 as compared to the comparable prior year period. Annuity sales were $100.3 million during the three-month period ended September 30, 1999, as compared to $138.2 million in the corresponding period in the prior-year. Management believes that the decrease in annuity sales during the 3rd quarter of 1999 from that reported in the comparable prior year period is primarily due to delays in state regulatory approvals (principally in New York and New Jersey) of new products introduced by the Company in connection with its reorganization in November 1998, as well as the limited selection of fund choices offered through the Company's annuity products, and increased competition in the marketplace. In response to these issues, the Company, early in the third quarter, began to offer 11 new investment funds through its annuities, including funds managed by Fidelity, Janus and Dreyfus. (See also "New Business Information.")

     Net investment income and net realized gains on investments were $30.1 million for the three-month period ended September 30, 1999, a decrease of $1.2 million, or 3.8%, from $31.3 million reported in the comparable period ended September 30, 1998. The decrease was primarily due to lower net investment income resulting from lower invested assets in the accumulation segment.

     Other income (which consists primarily of fees earned by the Company's mutual fund management and supplementary contracts) was $24.1 million for the three-month period ended September 30, 1999, an increase of $6.5 million, or 36.9%, as compared to $17.6 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $6.0 million. The Company's mutual fund management operations reported $22.0 million in fees from advisory, underwriting and distribution services, as compared to $16.0 million reported in the comparable prior year period, as its assets under management increased to approximately $7.6 billion at September 30, 1999 from $5.8 billion at September 30, 1998. (See also "New Business Information.")

     Benefits to policyholders were $4.0 million for the three month period ended September 30, 1999, a decrease of $1.1 million, or 21.6% from $5.1 million reported in the comparable prior year period due primarily to a $1.2 million decrease in immediate annuities due to a declining volume of business.

     Interest credited to policyholders' account balances was $13.6 million for the three-month period ended September 30, 1999, a decrease of $0.6 million, or 4.2%, as compared to $14.2 million reported in the comparable prior year period. The decrease was primarily due to lower interest crediting of $0.9 million relating to SPDA products due to declining fund balances and $0.3 million relating to certain group deferred annuities, offset in part by higher interest credited on supplementary contracts of $0.7 million. Declines in fund balances in these products and modestly lower interest crediting rates contributed to declines in overall interest crediting.

     Other operating costs and expenses were $24.7 million for the three-month period ended September 30, 1999, an increase of $4.3 million, or 21.1%, as compared to $20.4 million reported in the comparable prior year period. The increase primarily consists of higher sub-advisory fees and commissions incurred by the Company's mutual fund management operations of approximately $4.5 million.

    Accumulation Products Segment -- For the Nine-month period Ended September 30, 1999
    Compared to the Nine-month Period Ended September 30, 1998.

     Investment-type product policy fees were $53.8 million for the nine-month period ended September 30, 1999, an increase of $6.3 million, or 13.3%, from $47.5 million reported in the comparable period ended September 30, 1998. This increase was primarily the result of higher fees relating to the Company's FPVA business of $6.3 million. The Company reported total fees from its FPVA business during the nine-month period ended September 30, 1999 of $53.4 million, as compared to $47.1 million reported for the corresponding prior year period. The increase was primarily due to an increase in surrender charges of $4.8 million from the corresponding prior year period. Annuity sales were $316.8 million during the nine-month period ended September 30, 1999, as compared to $484.7 million in the corresponding period in the prior-year. Management believes that the decrease in annuity sales during the nine month period ended September 30, 1999 from that reported in the corresponding prior year period is primarily due to delays in state regulatory approvals (principally in New York and New Jersey) of new products introduced by the Company in connection with its reorganization in November 1998, as well as the limited selection of fund choices offered through the Company's annuity products, and increased competition in the marketplace. In response to these issues, the Company, early in the third quarter, began to offer 11 new investment funds through its annuities, including funds managed by Fidelity, Janus and Dreyfus. (See also "New Business Information.")

     Net investment income and net realized gains on investments were $91.6 million for the nine-month period ended September 30, 1999, a decrease of $17.5 million, or 16.0%, from $109.1 million reported in the comparable period ended September 30, 1998. The decrease was primarily due to lower invested assets in the accumulation segment.

     Other income was $68.1 million for the nine-month period ended September 30, 1999, an increase of $15.9 million, or 30.5%, as compared to $52.2 million reported in the comparable prior year period. The increase was primarily the result of higher fees earned by the Company's mutual fund management operations of $15.7 million. For the nine-month period ended September 30, 1999, the Company's mutual fund management operations reported $61.2 million in fees from advisory, underwriting and distribution services, as compared to $45.5 million reported in the corresponding prior year period, as its assets under management increased to approximately $7.6 billion at September 30, 1999 from $5.8 billion at September 30, 1998. Sales of mutual funds offered by the Enterprise Group of Funds increased 29.0% to $1,287.4 million during the nine-month period ended September 30, 1999, as compared to $999.9 million in the corresponding period in the prior year. Enterprise mutual fund sales through third-party broker-dealers were $807.9 million during the nine-month period ended September 30, 1999, up 36.0% from $594.2 million in the corresponding prior year period. Enterprise mutual fund sales the Company's career agency system were $479.5 million during the nine-month period ended September 30, 1999, up 18.0% from $405.7 million in the corresponding period in the prior year.

     Benefits to policyholders were $13.1 million for the nine-months period ended September 30, 1999, a decrease of $0.9 million, or 6.4%, as compared to $14.0 million reported in the comparable prior year period. The decrease was primarily due to a $1.8 million decline in immediate annuities due to a declining volume of business offset in part by an increase of $0.8 million relating to Sagamore.

     Interest credited to policyholder account balances was $41.8 million for the nine-month period ended September 30, 1999, a decrease of $4.1 million, or 8.9%, as compared to $45.9 million reported in the comparable prior year period. The decrease primarily resulted from lower interest crediting of $5.1 million relating to SPDA products due to declining fund balances and $1.2 million relating to certain group deferred annuities, offset by higher interest credited on supplementary contract of $1.5 million. Declines in SPDA fund balances and modestly lower interest rates in accumulation products contributed to declines in overall interest crediting.

     Other operating costs and expenses were $75.9 million for the nine-month period ended September 30, 1999, an increase of $16.6 million, or 28.0%, as compared to $59.3 million reported in the comparable prior year period. The increase primarily consists of higher sub-advisory fees and commissions incurred by the Company's mutual fund management operations of approximately $12.9 million and an increase in trailer commissions incurred of $3.2 million.

  Other Products Segment

     The following table presents certain summary financial data relating to the Company's Other Products segment for the periods indicated.

                                                                FOR THE            FOR THE
                                                              THREE-MONTH        NINE-MONTH
                                                              PERIOD ENDED      PERIOD ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                             --------------    ---------------
                                                             1999     1998      1999     1998
                                                             -----    -----    ------    -----
                                                                      ($ IN MILLIONS)
REVENUES:
Premiums...................................................  $ 2.0    $ 2.4    $  6.1    $10.6
Investment-type product policy fees........................    0.1     (0.1)      0.4      0.8
Net investment income and net realized gains on
  investments..............................................   16.5     12.8      44.4     51.7
Other income...............................................   19.4     10.8      57.9     43.2
                                                             -----    -----    ------    -----
     Total revenue.........................................   38.0     25.9     108.8    106.3
BENEFITS AND EXPENSES:
Benefits to policyholders..................................    4.6      3.8      12.8     20.1
Interest credited to policyholders' account balances.......    2.9      2.3       9.1      8.6
Dividends to policyholders.................................    0.2      0.3       0.8      1.0
Other operating costs and expenses.........................   22.0     15.1      66.5     58.8
                                                             -----    -----    ------    -----
                                                              29.7     21.5      89.2     88.5
                                                             -----    -----    ------    -----
Income before income taxes.................................  $ 8.3    $ 4.4    $ 19.6    $17.8
                                                             =====    =====    ======    =====

    Other Products Segment -- For the Three-month Period Ended September 30,
    1999
     Compared to the Three-month Period Ended September 30, 1998

     Premium revenue was $2.0 million for the three-month period ended September 30, 1999, a decrease of $0.4 million, or 16.7%, from $2.4 million reported in the comparable period ended September 30, 1998. The decrease relates to a decrease in premiums on the run-off business.

     Net investment income and net realized gains on investments were $16.5 million for the three-month period ended September 30, 1999, an increase of $3.7 million, or 28.9%, from $12.8 million reported in the comparable period ended September 30, 1998. The increase was primarily due to higher realized gains on sales of equity securities.

     Other income was $19.4 million for the three-month period ended September 30, 1999, an increase of $8.6 million, or 79.6%, as compared to $10.8 million reported in the comparable prior year period. The increase was primarily the result of $7.1 million of higher commissions earned by the Company's broker-dealer operations. During the three-month period ended September 30, 1999, the Company's broker-dealer operations reported commission earnings of $15.1 million, as compared to $8.0 million reported in the corresponding prior year period.

     Other operating costs and expenses were $22.0 million for the three-month period ended September 30, 1999, an increase of $6.9 million, or 45.7%, as compared to $15.1 million reported in the comparable prior year period. The increase was primarily due to higher commission and other expenses incurred by the Company's broker-dealer operations of $4.1 million and an increase in certain miscellaneous expenses.

    Other Products Segment -- For the Nine-month period Ended September 30, 1999
     Compared to the Nine-month Period Ended September 30, 1998

     Premium revenue was $6.1 million for the nine-month period ended September 30, 1999, a decrease of $4.5 million, or 42.5%, from $10.6 million reported in the comparable period ended September 30, 1998. The decrease was mainly due to a $3.4 million decrease in the group pension.

     Net investment income and net realized gains on investments were $44.4 million for the nine-month period ended September 30, 1999, a decrease of $7.3 million, or 14.1%, from $51.7 million reported in the comparable period ended September 30, 1998. The decrease was primarily due to lower realized gains on sales of real estate and real estate partnership equities.

     Other income was $57.9 million for the nine-month period ended September 30, 1999, an increase of $14.7 million, or 34.0%, as compared to $43.2 million reported in the comparable prior year period. The increase was primarily the result of $13.6 million in higher commissions earned by the Company's broker-dealer operations. During the nine-month period ended September 30, 1999, the Company's broker-dealer operations reported commission earnings of $45.8 million, as compared to $32.2 million reported in the corresponding prior year period.

     Benefits to policyholders were $12.8 million for the nine-month period ended September 30, 1999, a decrease of $7.3 million, or 36.3%, as compared to $20.1 million reported in the comparable prior year period. The decrease was due to decreases in the runoff business.

     Other operating costs and expenses were $66.5 million for the nine-month period ended September 30, 1999, an increase of $7.7 million, or 13.1%, as compared to $58.8 million reported in the comparable prior year period. The increase primarily consists of higher commission and other expenses incurred by the Company's broker-dealer operations of $10.7 million.

EARLY RETIREMENT PROGRAM

     On June 30, 1999, the Company announced a voluntary retirement program for approximately 500 eligible employees of which 300 employees elected to participate. The program is part of a company wide realignment of staff and resources, which may also include the elimination and/or shifting of certain job functions and the addition of employees with new skill sets. The Company has recorded a one time restructuring charge of $58.9 million, pretax, in the third quarter of 1999 related to this program.

EXTRAORDINARY CHARGE FOR DEMUTUALIZATION

     The $1.9 million and $15.5 million reflected as after-tax demutualization expenses on the Company's consolidated statements of income for the nine-month periods ended September 30, 1999 were direct nonrecurring costs specifically related to the demutualization of MONY.

     Costs incurred in 1998 primarily include the fees of financial, legal, actuarial and accounting advisors to the Company and to the New York Insurance Department, as well as printing and postage for communication with policyholders.

     Costs incurred in 1999 primarily relate to expenses incurred in connection with a commission-free sale and purchase program (the "Program") offered to shareholders pursuant to the Plan. The Program commenced August 17, 1999 and ends on November 17, 1999. Pursuant to the Program shareholders who own fewer than 100 shares can sell all of their shares or purchase additional shares to round up to 100 shares without incurring commissions.

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

     The MONY Group expects to pay a quarterly dividend in the fourth quarter of 1999. In lieu of quarterly dividend payments the Company will begin paying annual dividends on its common stock in 2000.

  Capitalization

     The Company's total capitalization, including short-term debt and excluding accumulated other comprehensive income, increased $100.8 million or 5.0%, to $2,101.4 million at September 30, 1999, as compared to $2,000.6 million at December 31, 1998. The increase was primarily the result of net income of $135.0 million. The Company's total debt to equity (excluding accumulated other comprehensive income) and total debt to total capitalization ratios decreased to 20.4% and 16.9% at September 30, 1999, respectively, from 23.1% and 18.8% at December 31, 1998, respectively. Included in total debt used in the above calculations are $71.9 million and $101.3 million of non-recourse indebtedness at September 30, 1999 and December 31, 1998, respectively.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at September 30, 1999 and December 31, 1998.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                   AMOUNT AT                   AMOUNT AT
                                                 SEPTEMBER 30,    PERCENT     DECEMBER 31,    PERCENT
                                                     1999         OF TOTAL      1998(1)       OF TOTAL
                                                 -------------    --------    ------------    --------
                                                                    ($ IN MILLIONS)
Not subject to discretionary withdrawal
  provisions...................................    $1,315.4          17.6%      $1,092.6         14.0%
Subject to discretionary withdrawal -- with
market value adjustment or at carrying value
less surrender charge..........................     4,958.2          66.2        5,475.4         69.9
                                                   --------        ------       --------       ------
Subtotal.......................................     6,273.6          83.8        6,568.0         83.9
                                                   --------        ------       --------       ------
Subject to discretionary withdrawal -- without
  adjustment at carrying value.................     1,210.6          16.2        1,264.5         16.1
                                                   --------        ------       --------       ------
Total annuity reserves and deposit liabilities
  (gross)......................................     7,484.2         100.0%       7,832.5        100.0%
                                                   ========        ======       ========       ======
Less reinsurance...............................        91.5                        121.7
                                                   --------                     --------
Total annuity reserves and deposit liabilities
  (net)........................................    $7,392.7                     $7,710.8
                                                   ========                     ========

---------------
(1) Reflects certain reclassifications of amounts previously reported.

     The following table sets forth by product line the actual surrenders and withdrawals paid for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                                FOR THE                 FOR THE
                                                           THREE-MONTH PERIOD      NINE-MONTH PERIOD
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                          --------------------    --------------------
                                                            1999        1998        1999        1998
                                                          --------    --------    --------    --------
                                                                        ($ IN MILLIONS)
PRODUCT LINE:
Traditional life(1).....................................   $ 86.7      $ 77.3      $294.6      $239.3
Variable and universal life.............................      8.9         7.7        32.8        24.0
Annuities(2)............................................    192.9       118.3       592.4       390.0
                                                           ------      ------      ------      ------
     TOTAL..............................................   $288.5      $203.3      $919.8      $653.3
                                                           ======      ======      ======      ======

---------------
(1) Includes $19.0 million of surrenders in the Closed Block, the proceeds from which remained with the Company to fund premiums on newly issued traditional life policies outside the Closed Block.

(2) Excludes approximately $188.6 million and $441.6 million for the three-month and nine-month periods ended September 30, 1999, respectively, relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Annuity surrenders have increased for the three-month and nine-month periods ended September 30, 1999 as compared to the comparable prior year periods primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in replacement activity. In July, 1999, the Company has responded to this trend by enhancing its variable annuity products by offering new investment fund choices.

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the nine-month period ended September 30, 1999, the net cash flow from operations reported in the Company's consolidated cash flow statement was $40.6 million. This amount excludes $106.3 million of cash flow relating to the Closed Block. Total combined cash flow for the nine-month period ended September 30, 1999 (including the Closed Block) was $146.9 million, an increase of

$20.7 million from $126.2 million reported for the nine-month period ended September 30, 1998. The increase primarily relates to lower tax payments and higher net investment income, offset by higher operating expenses, higher death benefits and lower Group Pension Payments. The Company's liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of September 30, 1999, the Company had readily marketable fixed maturity securities with a carrying value of $6,642.4 million (including fixed maturities in the Closed Block), which were comprised of $3,636.9 million public and $3,005.5 million private fixed maturity securities. At that date, approximately 93.2% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at September 30, 1999 the Company had cash and cash equivalents of $269.4 million.

     In addition, the Company maintains two bank line of credit facilities with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 2000 and September 2003. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of these facilities is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company's $250 million commercial paper program which was activated in the second quarter of 1999. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of September 30, 1999.

     At September 30, 1999, the Company had commitments to issue $11.8 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 7.1% to 8.5%. In addition, the Company had commitments to issue $77.2 million of fixed rate commercial mortgage loans with interest rates ranging from 7.0% to 8.2%. The Company also had commitments outstanding to purchase $11.0 million of private fixed maturity securities as of September, 1999 with interest rates ranging from 8.3% to 8.5%. At September 30, 1999, the Company had commitments to contribute capital to its equity partnership investments of $122.7 million.

     Of the $1,101.1 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at September 30, 1999, $10.7 million, $24.5 million, $88.8 million, and $155.5 million are scheduled to mature in 1999, 2000, 2001 and 2002, respectively.

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

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 6.3% to 8.5%. Maturities range from June 2000 to March 2002. Interest expense on mortgage loans was $1.1 million and $2.1 million for the three-month period ended September 30, 1999 and 1998, respectively, and $3.8 million and $8.0 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

     During 1989, the Company entered into a transaction, which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8.0% per annum. Interest is cumulative. Periodic interest payments are not required. All principal and interest are effectively due at the maturity of the obligation (March 30, 2000) which is subject to extension at the option of the creditor. However, interest may be paid periodically subject to available cash flow from the real estate properties. At September 30, 1999 and December 31, 1998, the outstanding balance of the obligation including accrued interest was $43.6 million and $42.4 million, respectively. Interest expense on the obligation of $0.8 million and $0.8 million for the three-month period ended September 30, 1999 and 1998, respectively, and $2.4 million and $2.3 million for the nine-months period ended September 30, 1999 and 1998, respectively, is reflected in other operating costs and expenses. At September 30, 1999, the obligation is classified as short term debt, and the Company is currently in negotiations to extinguish the debt under the terms of the agreement, with a possibility of full payment of the obligation occurring in the fourth quarter of 1999.

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

     At September 30, 1999, aggregate maturities of long-term debt based on required remaining principal payments for 1999 and the succeeding four years are $0.1 million, $0.2 million, $11.5 million, $0.2 million and $0.2 million, respectively, and $245.7 million thereafter.

     Aggregate contractual debt service payments on the Company's long term debt at September 30, 1999, for the remainder of 1999 and the succeeding four years are $3.0 million, $26.7 million, $32.1 million, $35.6 million and $25.2 million, respectively and $638.4 million thereafter.

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

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at September 30, 1999 and December 31, 1998 were in excess of the minimum required RBC.

YEAR 2000

     In 1996, the Company initiated a formal Year 2000 Project (the "Project") to resolve the Year 2000 issue. The scope of the Project was identified, and funding was established. In early 1997, the Company retained a consulting firm to assist in bringing the Company's computer and information systems into Year 2000 compliance. The Company's overall goal for information technology ("IT") related items was to have business-critical hardware and software compliant by December 31, 1998, with additional testing and enterprise end-to-end testing occurring in 1999. The Company has also retained a consulting firm to assist in the evaluation of Year 2000 issues affecting the Company's facilities, equipment and related systems which may contain date logic in embedded chips. Essentially all of these items have been remediated as of September 30, 1999, and ongoing testing for Year 2000 compliance will continue through 1999.

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

     The inventory and assessment phases of the Project were completed prior to mid 1998. At September 30, 1999. At June 30, 1999, all of the Company's existing application systems had been remediated, current date tested and future date tested. Newly acquired applications and new releases of software packages are being tested in 1999 as they are implemented.

     In late 1998 and early 1999, the Company contracted with a consulting firm to perform an Independent Validation and Verification ("IV&V") of the Year 2000 remediation of selected critical applications. The results of the IV&V indicated that the Company's remediation and testing processes were highly effective and had achieved a high level of compliance.

     Approximately 99% of the operating systems, systems software, and hardware for mainframe, PC and LAN platforms are deemed compliant based on information supplied by vendors verbally, in writing, or on the vendor's Internet site. Essentially all critical hardware and software were compliant and tested by December 31, 1998. The few remaining items will be resolved and tested prior to October 31, 1999. Ongoing testing for Year 2000 compliance is continuing in 1999 as applications, systems software and hardware are upgraded or replaced. Approximately 90% of critical non-IT systems had been remediated as of September 30, 1999, and ongoing testing for year 2000 compliance will continue through 1999.

     As part of the Project, we identified and contacted significant service and information providers, external vendors, suppliers, and other third parties (including telecommunication, electrical, security, and HVAC systems) that we believe will be critical to business operations after January 1, 2000. Procedures are being undertaken to ascertain with reasonable certainty their current and reasonably anticipated states of Year 2000 readiness through questionnaires, compliance letters, interviews, on-site visits, and other available means.

  Costs

     The estimated total cost of the Year 2000 Project is approximately $26 million. The total amount expended on the Project through September 30, 1999 was $25 million, which includes $16 million for external vendor costs, and $9 million for internal costs. The future cost of completing the Year 2000 Project is estimated to be approximately $1 million, which includes external vendor costs and internal costs; the future Project cost will be funded through operating cash flows. These amounts also include costs associated with the development of contingency plans.

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

  Contingency Plans

     The Company has retained outside consultants to assist in the development of Business Continuity Plans ("BCP"), which include identification of third party service providers, information systems, equipment, facilities and other items which are mission-critical to the operation of the business. In conjunction with this effort, the Company is developing a Year 2000 Contingency Plan (the "Contingency Plan") to address Year 2000 related failures of third parties, among other factors that are critical to the ongoing operation of the business. The Contingency Plan provides alternate means of processing critical work and services, as well as a methodology for selection and retention of alternate service providers, vendors, and suppliers, if necessary. At September 30, 1999, development of BCP has been completed. Additional testing, maintenance and refinement of BCP will continue through 1999. At September 30, 1999, the Contingency Plan has been substantially completed with ongoing evaluating and refinements planned for the remainder of 1999. The Company believes that due to the pervasive and evolving nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the status of third party Year 2000 readiness.

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

     The yield on general account invested assets (including net realized gains and losses on investments) was 9.0% and 8.0% for the three-month periods ended September 30, 1999 and 1998, respectively, and 8.7% and 9.4% for the nine-month period ended September 30, 1999 and 1998, respectively.

     The following table illustrates the yields on average assets for each of the components of the Company's investment portfolio for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                    AS OF AND FOR THE       AS OF AND FOR THE       AS OF AND FOR THE       AS OF AND FOR THE
                                   THREE-MONTH PERIOD      THREE-MONTH PERIOD       NINE-MONTH PERIOD       NINE-MONTH PERIOD
                                          ENDED                   ENDED                   ENDED                   ENDED
                                   SEPTEMBER 30, 1999      SEPTEMBER 30, 1998      SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  YIELD(2)     AMOUNT     YIELD(2)     AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                  --------    ---------   --------    ---------   --------    ---------   --------    ---------
                                                             ($ IN MILLIONS)
FIXED MATURITIES:
Investment income...............     7.2%     $   119.7      7.4%     $   113.9      7.2%     $   356.9      7.4%     $   333.8
Net realized gains (losses).....     0.0           (0.7)    (0.2)          (3.5)     0.1            4.8      0.2            8.8
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................     7.2%     $   119.0      7.2%     $   110.4      7.3%     $   361.7      7.6%     $   342.6
Ending assets...................                6,744.6                 6,214.4                 6,744.6                  6214.4
EQUITY SECURITIES:(3)
Investment income...............    34.1%     $    39.5     27.1%     $    25.6     21.1%     $    73.6     17.3%     $    46.4
Net realized gains (losses).....     3.0            3.5    (10.7)         (10.1)    12.0           41.8      2.9            7.8
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................    37.1%     $    43.0     16.4%     $    15.5     33.1%     $   115.4     20.2%     $    54.2
Ending assets...................                  472.8                   378.1                   472.8                   378.1
MORTGAGE LOANS:
Investment income...............     8.4%     $    34.5      8.8%     $    31.7      8.1%     $    93.8      8.9%     $    94.8
Net realized gains (losses).....     0.6            2.4      1.0            3.5      0.2            1.9      0.8            8.1
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................     9.0%     $    36.9      9.8%     $    35.2      8.3%     $    95.7      9.7%     $   102.9
Ending assets...................                1,676.9                 1,404.3                 1,676.9                 1,404.3
REAL ESTATE:(4)
Investment income...............     8.5%     $     9.8      3.7%     $     6.9      7.5%     $    29.9      4.8%     $    32.6
Net realized gains (losses).....    11.2           12.8     12.7           23.3     11.9           47.6     18.3          123.4
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................    19.7%     $    22.6     16.4%     $    30.2     19.4%     $    77.5     23.1%     $   156.0
Ending assets...................                  431.6                   680.6                   431.6                   680.6
POLICY LOANS:
Investment income...............     6.5%     $    20.6      6.9%     $    21.6      6.4%     $    61.1      6.5%     $    61.2
Net realized gains (losses).....     0.0            0.0      0.0            0.0      0.0            0.0      0.0            0.0
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................     6.5%     $    20.6      6.9%     $    21.6      6.4%     $    61.1      6.5%     $    61.2
Ending assets...................                1,265.6                 1,257.6                 1,265.6                 1,257.6
CASH & CASH EQUIVALENTS:
Investment income...............     5.3%     $     4.5      5.4%     $     5.9      4.8%     $    13.3      4.9%     $    12.8
Net realized gains (losses).....     0.0            0.0      0.0            0.0      0.0            0.0      0.0            0.0
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................     5.3%     $     4.5      5.4%     $     5.9      4.8%     $    13.3      4.9%     $    12.8
Ending assets...................                  269.4                   388.1                   269.4                   388.1

                                    AS OF AND FOR THE       AS OF AND FOR THE       AS OF AND FOR THE       AS OF AND FOR THE
                                   THREE-MONTH PERIOD      THREE-MONTH PERIOD       NINE-MONTH PERIOD       NINE-MONTH PERIOD
                                          ENDED                   ENDED                   ENDED                   ENDED
                                   SEPTEMBER 30, 1999      SEPTEMBER 30, 1998      SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                  ---------------------   ---------------------   ---------------------   ---------------------
                                  YIELD(2)     AMOUNT     YIELD(2)     AMOUNT     YIELD(1)     AMOUNT     YIELD(1)     AMOUNT
                                  --------    ---------   --------    ---------   --------    ---------   --------    ---------
                                                             ($ IN MILLIONS)
OTHER INVESTED ASSETS:
Investment income(5)............     0.0%     $     0.0      5.6%     $     0.8     (1.2)%    $    (0.4)     1.7%     $     0.8
Net realized gains (losses).....    53.6            6.4     (8.4)          (1.2)    13.3            4.6     45.6           21.5
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................    53.6%     $     6.4     (2.8)%    $    (0.4)    12.1%     $     4.2     47.3%     $    22.3
Ending assets...................                   51.5                    57.1                    51.5                    57.1
TOTAL BEFORE INVESTMENT
  EXPENSES:
Investment income(6)............     8.4%     $   228.6      7.9%     $   206.4      7.8%     $   628.2      7.5%     $   582.4
Net realized gains (losses).....     0.9           24.4      0.5           12.0      1.2          100.7      2.2          169.6
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................     9.3%     $   253.0      8.4%     $   218.4      9.0%     $   728.9      9.7%     $   752.0
Ending assets...................               10,912.4                10,380.2                10,912.4                10,380.2
Investment expenses net of fee
  income(7).....................    (0.4)%    $    (9.3)    (0.3)%    $    (9.3)    (0.3)%    $   (24.7)    (0.3)%    $   (27.6)
TOTAL AFTER INVESTMENT EXPENSES:
Investment income(7)............     8.1%     $   219.3      7.5%     $   197.1      7.5%     $   603.5      7.2%     $   554.8
Net realized gains (losses).....     0.9           24.4      0.5           12.0      1.2          100.7      2.2          169.6
                                   -----      ---------    -----      ---------    -----      ---------    -----      ---------
Total...........................     9.0%     $   243.7      8.0%     $   209.1      8.7%     $   704.2      9.4%     $   724.4
Ending assets...................               10,912.4                10,380.2                10,912.4                10,380.2
Net unrealized gains (losses) on
  fixed maturities..............                 (102.2)                  338.1                  (102.2)                  338.1
                                              ---------               ---------               ---------               ---------
Total invested assets...........              $10,810.2               $10,718.3               $10,810.2               $10,718.3
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

(3) Including net unrealized gains and losses in the determination of the total yield on equity securities for the three-month periods ended September 30, 1999 and 1998 would have resulted in a total yield of 21.0% and (4.8)%, respectively, which would have resulted in a total return on invested assets of 8.3% and 7.2% for the aforementioned periods, respectively. Including net unrealized gains and losses in the determination of the total yield on equity securities for the nine-month periods ended September 30, 1999 and 1998 would have resulted in a total yield of 25.6% and 14.5%, respectively, which would have resulted in a total return on invested assets of 8.4% and 9.2% for the aforementioned periods, respectively.

(4) Equity real estate income is shown net of operating expenses, depreciation and minority interest.

(5) Excludes amounts referred to in (7) below.

(6) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $41.3 million and $24.2 million for the three-months ended September 30, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $1.8 million and $7.0 million for the aforementioned periods, respectively. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $72.3 million and $42.4 million for the nine-months ended September 30, 1999 and 1998, respectively. In addition, real estate investment income is shown net of depreciation of $7.8 million and $21.1 million for the aforementioned periods, respectively.

(7) Includes mortgage servicing fee and other miscellaneous fee income of approximately $1.1 million and $2.2 million for the three-months ended September 30, 1999 and 1998, respectively. Includes mortgage servicing fee and other miscellaneous fee income of approximately $3.4 million and $4.0 million for the nine-months ended September 30, 1999 and 1998, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 61.4% and 61.0% of total invested assets at September 30, 1999 and December 31, 1998, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at September 30, 1999, 93.2% were investment grade and 6.8% were below-investment grade, where 58.0%, 35.2%, 6.1%, 0.3%, 0.3% and 0.1% had NAIC Designations of 1, 2, 3,
4, 5 and 6, respectively.

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

                         PROBLEM, POTENTIAL PROBLEM AND
                  RESTRUCTURED FIXED MATURITIES AT FAIR VALUE

                                                                 AS OF           AS OF
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                                    ($ IN MILLIONS)
Total fixed maturities (public and private)................    $6,642.4         $6,706.0
                                                               ========         ========
Problem fixed maturities...................................        33.4             33.9
Potential problem fixed maturities.........................        60.0             82.9
Restructured fixed maturities..............................         7.6              8.6
                                                               --------         --------
Total problem, potential problem and restructured fixed
  maturities...............................................    $  101.0         $  125.4
                                                               ========         ========
Total problem, potential problem and restructured fixed
  maturities
  as a percent of total fixed maturities...................         1.5%             1.9%
                                                               ========         ========

     At September 30, 1999, the Company's largest unaffiliated single concentration of fixed maturities was $242.9 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 2.2% of total invested assets. The second largest single concentration consists of $196.5 million of the Notes purchased in connection with the Group Pension Transaction. These Notes represent approximately 1.8% of total invested assets at September 30, 1999. No other individual non-government issuer represents more than 0.5% of invested assets.

     The Company held approximately $1,156.5 million and $1,161.3 million of mortgage-backed and asset-backed securities as of September 30, 1999 and December 31, 1998, respectively. Of such amounts, $408.5 million and $471.5 million, or 35.3% and 40.6%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 1999 and December 31, 1998, 87.9% and 88.6%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
CMOs........................................................    $  521.1         $  569.5
Pass-through securities.....................................        31.0             40.6
Commercial MBSs.............................................       103.5             85.7
Asset-backed securities.....................................       500.9            465.5
                                                                --------         --------
     Total MBSs and asset-backed securities.................    $1,156.5         $1,161.3
                                                                ========         ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of September 30, 1999 and December 31, 1998 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                      AS OF                     AS OF
                                               SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                             -----------------------   -----------------------
                                             AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                               COST       FAIR VALUE     COST       FAIR VALUE
                                             ---------    ----------   ---------    ----------
                                                              ($ IN MILLIONS)
Due in one year or less....................  $  158.6      $  160.2    $  155.3      $  155.9
Due after one year through five years......   1,504.2       1,502.9     1,536.2       1,573.5
Due after five years through ten years.....   2,708.3       2,655.5     2,441.8       2,565.6
Due after ten years........................   1,198.6       1,167.3     1,187.4       1,249.7
                                             --------      --------    --------      --------
     Subtotal..............................   5,569.7       5,485.9     5,320.7       5,544.7
Mortgage-backed and other asset-backed
  securities...............................   1,174.9       1,156.5     1,132.8       1,161.3
                                             --------      --------    --------      --------
     Total.................................  $6,744.6      $6,642.4    $6,453.5      $6,706.0
                                             ========      ========    ========      ========

MORTGAGE LOANS

     Mortgage loans comprised 15.5% and 12.9% of total invested assets as of September 30, 1999 and December 31, 1998, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of September 30, 1999 and December 31, 1998 commercial mortgage loans comprised $1,101.1 million and $886.9 million or 65.7% and 62.5% of total mortgage loan investments, respectively. Agricultural loans comprise $574.4 million and $531.2 million, or 34.2% and 37.4% of total mortgage loans, respectively. Residential mortgage loans comprised $1.4 million and $1.9 million, or 0.1% and 0.1% of total mortgage loan investments at September 30, 1999 and December 31, 1998, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $45.4 million and represented less than 0.5% of general account invested assets as of September 30, 1999. Amounts loaned on 14 properties were $20 million or greater, representing in the aggregate 37.1% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the 5 largest borrowers accounted in the aggregate for approximately 22.4% of the total carrying value of the commercial loan portfolio and less than 2.3% of total invested assets at September 30, 1999.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                 AS OF                 AS OF
                                                          SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                          -------------------    -----------------
                                                          CARRYING      % OF     CARRYING    % OF
                                                            VALUE      TOTAL      VALUE      TOTAL
                                                          ---------    ------    --------    -----
                                                                      ($ IN MILLIONS)
1 year or less..........................................  $   35.2       3.2%     $124.0      14.0%
Over 1 year but less than or equal to 2 years...........      80.3       7.3        50.7       5.7
Over 2 years but less than or equal to 3 years..........      96.0       8.7        56.9       6.4
Over 3 years but less than or equal to 4 years..........     101.0       9.2        79.3       9.0
Over 4 years but less than or equal to 5 years..........      82.6       7.5        50.5       5.7
Over 5 years but less than or equal to 6 years..........      28.9       2.6        42.8       4.8
Over 6 years but less than or equal to 7 years..........     108.9       9.9        50.8       5.7
Over 7 years but less than or equal to 8 years..........      26.7       2.4        49.5       5.6
Over 8 years but less than or equal to 9 years..........     106.1       9.6        32.0       3.6
Over 9 years but less than or equal to 10 years.........     142.8      13.0       122.1      13.8
Over 10 years...........................................     292.6      26.6       228.3      25.7
                                                          --------     -----      ------     -----
     Total..............................................  $1,101.1     100.0%     $886.9     100.0%
                                                          ========     =====      ======     =====

  Problem, Potential Problem and Restructured Commercial Mortgages

     Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price of the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                     COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Total commercial mortgages..................................    $1,101.1          $886.9
                                                                ========          ======
Problem commercial mortgages(1).............................    $    6.9          $ 11.6
Potential problem commercial mortgages......................        59.1            86.1
Restructured commercial mortgages...........................       133.6           153.6
                                                                --------          ------
Total problem, potential problem & restructured commercial
  mortgages.................................................    $  199.6          $251.3
                                                                ========          ======
Total problem, potential problem and restructured commercial mortgages
  as a percent of total commercial mortgages................        18.1%           28.3%
Valuation allowances/writedowns(2)
Problem loans...............................................    $    0.3          $  1.8
Potential problem loans.....................................        15.5            26.7
Restructured loans..........................................        26.2            25.8
                                                                --------          ------
Total valuation allowances/writedowns(2)....................    $   42.0          $ 54.3
                                                                ========          ======
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................        17.4%           17.8%
                                                                ========          ======

---------------
(1) Problem commercial mortgages included mortgage loans in the process of foreclosure of $6.9 million and $11.6 million at such dates, respectively.

(2) Includes impairment writedowns recorded prior to the adoption of FASB No. 144, Accounting by Creditors for Impairment of a Loan, of $26.3 million at September 30, 1999 and December 31, 1998.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 1999 and December 31, 1998, such reserves were $14.1 million, and $13.2 million, respectively.

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

 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL MORTGAGES AT CARRYING
                                     VALUE

                                                                  AS OF         AS OF
                                                              SEPTEMBER 30,    DECEMBER
                                                                  1999           1998
                                                              -------------    --------
                                                                   ($ IN MILLIONS)
Total agricultural mortgages................................     $574.4          531.2
                                                                 ======         ======
Problem agricultural mortgages(1)...........................     $ 12.3            2.1
Potential problem agricultural mortgages....................        1.1            1.7
Restructured agricultural mortgages.........................        9.5           11.7
                                                                 ------         ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................     $ 22.9           15.5
                                                                 ======         ======
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................        4.0%           2.9%
                                                                 ======         ======
Valuation allowances/writedowns:
Problem loans...............................................     $   --         $   --
Potential problem loans.....................................        0.1            0.1
Restructured loans..........................................        0.4            0.3
                                                                 ------         ------
Total valuation allowances/writedowns.......................     $  0.5         $  0.4
                                                                 ======         ======
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................        2.1%           2.5%
                                                                 ======         ======

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $6.8 million and $2.1 million and loans in process of foreclosure of $5.5 million and $0.0 million at September 30, 1999 and December 31, 1998, respectively.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of September 30, 1999 and December 31, 1998, such reserves were $5.6 million and $5.2 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of September 30, 1999 and December 31, 1998, the carrying value of the Company's real estate investments was $431.6 million and $634.2 million, respectively, or 4.0% and 5.7%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications.

                               EQUITY REAL ESTATE

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Real estate.................................................     $191.8           $271.1
Joint ventures..............................................      112.6            219.9
                                                                 ------           ------
     Subtotal...............................................      304.4            491.0
Foreclosed..................................................      127.2            143.2
                                                                 ------           ------
     Total..................................................     $431.6           $634.2
                                                                 ======           ======

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. At September 30, 1999 and December 31, 1998, the carrying value of real estate to be disposed of was $285.5 million and $312.9 million, respectively, or 2.6% and 2.8%, respectively of invested assets at such dates. The aforementioned carrying values are net of valuation allowances of $17.6 million and $30.6 million, at September 30, 1999 and December 31, 1998, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $82.4 million and $79.1 million of impairment adjustments. For the nine-months period ended September 30, 1999 and the year ended December 31, 1998, such increases in valuation allowances aggregated $6.1 million and $6.7 million, respectively.

     The following table analyzes the Company's real estate sales during the periods indicated.

                              REAL ESTATE SALES(1)

                                                               FOR THE            FOR THE
                                                             THREE-MONTH         NINE-MONTH
                                                            PERIOD ENDED        PERIOD ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                           ---------------    ----------------
                                                            1999     1998      1999      1998
                                                           ------    -----    ------    ------
                                                                     ($ IN MILLIONS)
Sales proceeds...........................................  $ 87.1    $84.2    $260.1    $512.3
                                                           ======    =====    ======    ======
Carrying value before impairment adjustments and
valuation allowances.....................................  $141.8    $68.8    $322.6    $499.9
Impairment adjustments...................................    56.3      7.4     101.7      81.7
Valuation allowances.....................................    12.4      1.6      16.4      41.4
                                                           ------    -----    ------    ------
Carrying value after impairment adjustments and valuation
  allowances.............................................  $ 73.1    $59.8    $204.5    $376.8
                                                           ======    =====    ======    ======
Gain (loss)..............................................  $ 14.0    $24.4    $ 55.6    $135.5
                                                           ======    =====    ======    ======

---------------
(1) Exclude sales of unconsolidated real estate joint ventures. Unconsolidated real estate joint venture interests are included in "Other invested assets". Gains from the sale of such interests were $0.0 million and $20.6 million from nine months ended September 30, 1999 and 1998 and $0.0 million and ($1.0) million for the three months ended September 30, 1999 and September 30, 1998, respectively.

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

     The following table presents the carrying values of the Company's investments in common stocks and limited partnership interests at the dates indicated. Included in common stocks at September 30, 1999 and December 31, 1998 are $5.6 million, and $19.1 million, respectively, of non-marketable private equity securities.

                        INVESTMENTS IN EQUITY SECURITIES

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                 $270.0           $294.6
Common stocks...............................................
                                                                  202.8            162.6
Limited partnership interests...............................
                                                                 ------           ------
                                                                 $472.8           $457.2
     Total..................................................
                                                                 ======           ======

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
                                                                 $ 14.6           $ 15.1
Fixed maturities............................................
                                                                    6.0              5.8
Equity securities...........................................
                                                                   26.3             26.3
Mortgages...................................................
                                                                   82.4            166.6
Real estate(1)..............................................
                                                                 ------           ------
                                                                 $129.3           $213.8
     Total..................................................
                                                                 ======           ======

---------------
(1) Includes $48.2 million and $55.8 million as of September 30, 1999 and December 31, 1998, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
                                                                  $35.9           $46.8
Mortgages...................................................
                                                                   17.6            30.6
Real estate.................................................
                                                                  -----           -----
                                                                  $53.5           $77.4
     Total..................................................
                                                                  =====           =====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
Fixed maturities............................................     $ 14.6           $ 15.1
Equity securities...........................................        6.0              5.8
Mortgages...................................................       62.2             73.1
Real estate.................................................      100.0            197.2
                                                                 ------           ------
     Total..................................................     $182.8           $291.2
                                                                 ======           ======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1998 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 1999 is not materially different from that presented in the Company's 1998 Annual Report on Form 10-K at December 31, 1998.

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

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On March 18, 1999 the order by the New York State Supreme Court was affirmed by the New York State Appellate Division, First Department. On June 8, 1999, plaintiffs obtained leave from the New York State Court of Appeals to appeal the Appellate Division decision. Briefs were filed in October 1999 and oral argument before the Court of Appeals took place on October 14, 1999. All actions before the United State District Court for the District of Massachusetts are still pending.

     In addition, on or about February 25, 1999, a purported class action was filed against MONY Life Insurance Company of America ("MLOA"), a subsidiary of MONY Life in Kentucky state court covering policyholders who purchased individual universal life insurance policies from MLOA after January 1, 1998 claiming breach of contract and violations of the Kentucky Consumer Protection Act. On March 26, 1999, MLOA removed that action to the United States District Court for the Eastern District of Kentucky, and on August 11, 1999 obtained an order from the Judicial Panel on Multidistrict Litigation transfering the action to the Multidistrict Litigation in the District of Massachusetts. There can be no assurance that the present or any future litigation relating to sales practices will not have a material adverse effect on the Company.

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

Date: November 12, 1999

                                          By: /s/ LARRY COHEN
                                            ------------------------------------
                                            Larry Cohen
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Date: November 12, 1999