Form 10-K405
period 1999-12-31
MONY GROUP INC
filed 2000-03-28
CIK 1069822

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

8.35% SENIOR NOTES, DUE 2010

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 2000 there were outstanding 46,996,528 shares of Common Stock, $0.01 par value per share, of the Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.3 billion, based on the closing price of $27.0625 per share on March 13, 2000.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement dated March 30, 2000 for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

          ITEM                           DESCRIPTION                           PAGE
          ----                           -----------                           ----
PART I      1    Business of the MONY Group Inc. ............................     3
           1A    Executive Officers..........................................    18
            2    Properties..................................................    19
            3    Legal Proceedings...........................................    20
            4    Submission of Matters to a Vote of Security Holders.........    20
PART II     5    Market for the Registrant's Common Equity and Related
                 Stockholder Matters.........................................    21
            6    Selected Consolidated Financial Information.................    22
            7    Management's Discussion and Analysis of Financial Condition
                 and Results of Operation....................................    24
           7A    Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    59
            8    Financial Statements and Supplementary Data.................    61
            9    Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................    61
PART III   10    Directors and Executive Officers of the Registrant..........    62
           11    Executive Compensation......................................    62
           12    Security Ownership of Certain Beneficial Owners and
                 Management..................................................    62
           13    Certain Relationships and Related Transactions..............    62
PART IV    14    Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................    62
                 Index to Consolidated Financial Statements..................   F-1
                 Exhibits Index..............................................   E-1
                 Signatures..................................................   S-1

FORWARD-LOOKING STATEMENTS

     The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: (i) losses with respect to the Company's equity real estate, and the success of the Company's continuing process of selectively selling its equity real estate; (ii) the success of the recently implemented "tiering" of the Company's career agency sales force, and the ability to attract and retain productive agents; (iii) the success of the restructuring of agent compensation; (iv) The Company's ability to control operating expenses; (v) the outcome of pending litigation; (vi) deterioration in the experience of the Closed Block established in connection with the Demutualization; (vii) the performance of the financial markets; (viii) the intensity of competition for other financial institutions; (ix) the Company's mortality, morbidity, persistency and claims experience; (x) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (xi) the Company's financial and claims paying ratings; (xii) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xiii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; and (xiv) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption.

     All financial data in Part I and Part II (except Item 7A of Part II) is presented on a combined basis as explained in Management's Discussion and Analysis of Financial Condition and Results of Operations unless otherwise indicated.

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

     The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the "Company"), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners. The Company primarily distributes its products through its career agency sales force and various complementary distribution channels. These include sales of mutual funds sold by Enterprise Capital Management through third-party broker dealers, sales of certain protection products through brokerage general agencies, sales of corporate-owned life insurance ("COLI") products by the Company's corporate marketing team and sales of a variety of financial products and services through the Company's Trusted Advisors subsidiary. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

     For management and reporting purposes, the Company's business is organized in two principal operating segments, the "Protection Products" segment and the "Accumulation Products" segment. Substantially all of the Company's other business activities are combined in the "Other Products" segment. In its Protection Products segment, the Company offers a wide range of life insurance products, including whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable life, group universal life and special-risk protection products. The Protection Products segment also includes in-force business from last survivor universal life and last survivor whole life. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits, (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block, and (iii) the Company's disability income insurance business which was transferred in the DI Transaction. In its Accumulation Products segment, the Company offers primarily flexible payment variable annuities and proprietary retail mutual funds. The Accumulation products segment also includes in-force business from single premium deferred annuities and immediate annuities. The Company's Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation and certain lines of business no longer written by the Company (the "Run-Off Businesses") (See "Information About Business Segments"). In addition to selling the Company's proprietary investment products, the securities broker-dealer operation provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers.

     For an explanation of the Group Pension Transaction and the Group Pension Profits see Note 10 to the Consolidated Financial Statements. For an explanation of the Closed Block and the Contribution from the Closed Block see Note 3 to the Consolidated Financial Statements. For an explanation of the DI Transaction see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- DI Transaction".

     The Company had total consolidated assets and equity at December 31, 1999 of approximately $24.8 billion and $1.8 billion, respectively. Of the Company's total consolidated assets at such date, $7.1 billion represented assets held in the

Company's general account, $5.1 billion represented assets transferred pursuant to the Group Pension Transaction, $6.2 billion represented assets allocated to the Closed Block, and $6.4 billion represented assets held in the Company's separate accounts, for which the Company does not generally bear investment risk (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3, 10 and 20 to the Consolidated Financial Statements).

     Total revenues reported in the Company's Consolidated Financial Statements for the year ended December 31, 1999 and 1998 were $1,245.6 million and $1,856.2 million, respectively. Revenues reported for such periods by the Company's Protection Products, Accumulation Products and Other Products segments (which amounts are presented before unallocated amounts and non-recurring items -- see
Note 5 to the Consolidated Financial Statements) were $772.4 million, $301.7 million and $164.4 million, respectively, for the year ended December 31, 1999 and $1,429.4 million, $275.8 million and $143.1 million, respectively, for the year ended December 31, 1998.

     Consolidated income before income taxes and extraordinary item reported in the Company's Consolidated Financial Statements for the year ended December 31, 1999 and 1998 was $382.6 million and $294.2 million, respectively. Consolidated pre-tax earnings reported by the Company's aforementioned operating segments for such periods (which amounts are presented before unallocated amounts and pre-tax non-recurring items -- see Note 5 to the Consolidated Financial Statements) were $315.0 million, $89.6 million and $35.8 million, respectively, for the year ended December 31, 1999 and $193.7 million, $80.5 million and $20.0 million, respectively, for the year ended December 31, 1998.

     The following chart sets forth the Company's life insurance and annuities in force for the periods indicated.

                     LIFE INSURANCE AND ANNUITIES IN FORCE

                                                                    AS OF DECEMBER 31,
                                               -------------------------------------------------------------
                                                 1999         1998         1997         1996         1995
                                               ---------    ---------    ---------    ---------    ---------
                                                                      ($ IN MILLIONS)
PROTECTION PRODUCTS:
Traditional life:(1)
  Number of policies (in thousands)..........      915.6        967.5      1,006.3      1,060.8      1,116.5
  Life reserves..............................  $ 7,205.6    $ 6,823.3    $ 6,651.4    $ 6,491.7    $ 6,313.3
  Face amounts...............................  $62,473.0    $62,156.7    $60,640.1    $62,319.8    $63,635.1
Universal life:
  Number of policies (in thousands)..........       79.8         79.3         60.8         61.3         63.0
  Account values.............................  $   646.5    $   610.9    $   507.6    $   492.0    $   459.5
  Face amounts...............................  $11,389.1    $ 9,924.3    $ 8,858.0    $ 8,603.8    $ 8,603.9
Variable universal life:
  Number of policies (in thousands)..........       40.9         29.0         21.0         12.1          4.1
  Account values.............................  $   283.8    $   176.1    $   106.4    $    41.3    $    10.7
  Face amounts...............................  $ 9,243.8    $ 6,285.4    $ 4,515.7    $ 2,508.1    $   857.8
Corporate-owned life insurance:
  Numbers of policies (in thousands).........        1.5          0.5           --           --           --
  Account values.............................  $   154.1    $    87.9           --           --           --
  Face amounts...............................  $ 1,415.9    $   872.1           --           --           --
Group universal life:
  Number of policies (in thousands)..........       48.7         54.0         57.5         50.6         49.2
  Account values.............................  $    63.1    $    63.2    $    60.4    $    54.8    $    51.6
  Face amounts...............................  $ 1,763.9    $ 2,012.1    $ 2,143.3    $ 1,890.6    $ 1,821.4
ACCUMULATION PRODUCTS:
Variable annuities:
  Number of contracts (in thousands).........      110.0        114.1        107.2         92.5         75.3
  Account values.............................  $ 4,888.4    $ 4,774.1    $ 4,314.1    $ 3,146.6    $ 2,217.2
Fixed annuities:
  Number of contracts (in thousands).........       13.0         15.7         17.9         22.3         26.8
  Account values.............................  $   891.2    $   997.4    $ 1,103.8    $ 1,311.8    $ 1,508.1

---------------
(1) Consists of whole life and term life contracts.

INFORMATION ABOUT BUSINESS SEGMENTS

  Protection Products --

     The Company offers a diverse portfolio of Protection Products consisting primarily of traditional life insurance, universal life insurance and variable universal life insurance.

     The Company's traditional protection products consist of whole life insurance products and term insurance products. The whole life insurance products vary in their level and duration of premiums and guaranteed cash values, providing flexibility to the Company's primary marketplace of individuals and small businesses with varying needs. The Company's term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a variable number of years.

     The Company's universal life insurance products permit customers to vary the amount and frequency of periodic cash premiums they pay, depending upon the needs of the customer and the availability of value within the policy necessary to maintain the policy. The Company's universal life insurance products vary as to the initial premium required and the resulting degree of flexibility in future policy years.

     Through its U.S. Financial subsidiary, the Company offers term and universal life insurance products designed for the special risk market. These products focus on customers with treatable medical conditions which, based on U.S. Financial's underwriting guidelines, have been mis-underwritten by other insurance carriers. U.S. Financial primarily distributes its products through brokerage general agencies.

     The Company's variable universal life insurance is a universal life insurance type of product that features the ability of the policyholder to allocate premiums among sub-accounts of the Company's separate accounts, allowing a choice among a wide variety of investment objectives. These sub-accounts have the same investment objectives and investment advisors as the sub-accounts that support the Company's variable annuities. See "-- Accumulation Products".

     The Company's corporate-owned life insurance ("COLI") product, which is offered through its MONY Life Insurance Company of America subsidiary, is a flexible premium variable universal life insurance product designed for corporate plan sponsors. This product is specifically designed to have sub-accounts which purchase shares of externally managed underlying funds as well as those available from MONY Series Fund and Enterprise Accumulation Trust. In addition, the COLI product offers a Guaranteed Interest Account which is part of the general account of the Company.

     Several of the Company's protection products are designed to particularly meet the needs of clients for estate planning vehicles. Survivorship life products insure two lives and provide for the payment of death benefits upon the death of the last surviving insured. A variety of policy riders are available for the Company's protection products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that waive premium payments upon disability, pay higher benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance to either the insured or the insured's spouse or dependent children.

     The Company also offers protection products designed for marketing to employees in their work sites. This program is designed to offer employers the opportunity to provide employees a means of purchasing life insurance through payroll deductions.

     The following table presents Protection Products segment sales of life insurance and life insurance account values or reserves for the periods indicated. Management uses this information to measure the Company's sales production from period to period by product. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of Statement of Financial Accounting Standards ("SFAS") No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position ("SOP") 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises.

     PROTECTION PRODUCTS SEGMENT -- SALES AND ACCOUNT VALUE OR RESERVES (3)

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1999        1998        1997        1996        1995
                                                  --------    --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
SALES:
Traditional life:(1)............................  $   38.0    $   22.2    $   28.5    $   37.3    $   46.5
Universal life..................................      20.3        11.2        13.3        16.4        43.4
Variable universal life.........................      64.6        53.9        56.4        41.4        19.0
Group Universal Life............................       2.4         3.6         5.5         4.4         7.0
Corporate-owned life insurance..................      69.0        79.9         2.0          --          --
Disability income insurance(2)..................       0.0         1.5         4.9         5.6         7.2
                                                  --------    --------    --------    --------    --------
          Total.................................  $  194.3    $  172.3    $  110.6    $  105.1    $  123.1
                                                  ========    ========    ========    ========    ========
ACCOUNT VALUE OR RESERVES:
Traditional life:(1)............................  $7,205.6    $6,823.3    $6,651.4    $6,491.7    $6,313.3
Universal life..................................     646.5       610.9       507.6       492.0       459.5
Variable universal life.........................     437.9       176.1       106.4        41.3        10.7
Group Universal Life............................      63.1        63.2        60.4        54.8        51.6
Corporate-owned life insurance..................     154.1        87.9          --          --          --
Disability income insurance(2)..................     391.4       390.5       376.2       345.2       316.3
                                                  --------    --------    --------    --------    --------
          Total.................................  $8,898.6    $8,151.9    $7,702.0    $7,425.0    $7,151.4
                                                  ========    ========    ========    ========    ========

---------------
(1) Consists of whole life and term life policies.
(2) No longer offered; at December 31, 1997 all existing in force disability income insurance has been reinsured. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- DI Transaction".
(3) The information presented in this table has been restated from that presented in the Company's 1998 10-K. This restatement reflects the way that management measures its results. The restatement primarily relates to the inclusion in annualized premiums of 100% of single premium business written in each year. Prior to 1999, the Company defined (and reported) annualized premiums to include only 10% of single premium business written each year. Single premiums represented approximately $83.3 million, $97.6 million, $31.8 million, $27.1 million and $37.7 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

     The following table sets forth the Company's Protection Products segment's direct premiums on a statutory basis for the periods indicated.

           PROTECTION PRODUCTS SEGMENT -- DIRECT PREMIUMS BY PRODUCT

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                      1999        1998        1997       1996       1995
                                                    --------    --------    --------    ------    --------
                                                                       ($ IN MILLIONS)
LIFE INSURANCE:
  TRADITIONAL LIFE(1):
  First year & single.............................  $  169.9    $  158.0    $  169.3    $169.2    $  166.6
  Renewal.........................................     559.8       571.5       594.4     616.3       630.1
                                                    --------    --------    --------    ------    --------
          Total...................................  $  729.7    $  729.5    $  763.7    $785.5    $  796.7
                                                    ========    ========    ========    ======    ========
  UNIVERSAL LIFE:
  First year & single.............................  $   25.1    $   10.4    $   13.4    $ 17.5    $   43.8
  Renewal.........................................      92.8        67.0        67.5      65.0        55.6
                                                    --------    --------    --------    ------    --------
          Total...................................  $  117.9    $   77.4    $   80.9    $ 82.5    $   99.4
                                                    ========    ========    ========    ======    ========
  VARIABLE UNIVERSAL LIFE:
  First year & single.............................  $   69.5    $   54.0    $   47.9    $ 32.4    $   12.3
  Renewal.........................................      53.9        37.4        18.3       3.3          --
                                                    --------    --------    --------    ------    --------
          Total...................................  $  123.4    $   91.4    $   66.2    $ 35.7    $   12.3
                                                    ========    ========    ========    ======    ========
  CORPORATE-OWNED LIFE INSURANCE:
  First year & single.............................  $   55.3    $   77.9          --        --          --
  Renewal.........................................      11.7         8.7          --        --          --
                                                    --------    --------    --------    ------    --------
          Total...................................  $   67.0    $   86.6          --        --          --
                                                    ========    ========    ========    ======    ========

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                      1999        1998        1997       1996       1995
                                                    --------    --------    --------    ------    --------
                                                                       ($ IN MILLIONS)
  GROUP UNIVERSAL LIFE:
  First year & single.............................  $    2.3    $    4.7    $    5.1    $  5.1    $    6.9
  Renewal.........................................      11.8        12.9        11.1      10.2         8.4
                                                    --------    --------    --------    ------    --------
          Total...................................  $   14.1    $   17.6    $   16.2    $ 15.3    $   15.3
                                                    ========    ========    ========    ======    ========
  DISABILITY INCOME INSURANCE(2):
  First year & single.............................  $    0.5    $    4.4    $    4.9    $  5.6    $    7.5
  Renewal.........................................      74.0        74.0        73.2      72.6        69.8
                                                    --------    --------    --------    ------    --------
          Total...................................  $   74.5    $   78.4    $   78.1    $ 78.2    $   77.3
                                                    ========    ========    ========    ======    ========
TOTAL LIFE AND DISABILITY INCOME INSURANCE........  $1,126.6    $1,080.9    $1,005.1    $997.2    $1,001.0
                                                    ========    ========    ========    ======    ========

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

  Accumulation Products --

     The Company's Accumulation Products focus on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a variety of accumulation products, such as flexible premium variable annuities ("FPVA") and proprietary retail mutual funds. The Company's annuity and mutual fund products offer numerous investment alternatives to meet the customer's individual investment objectives. As of December 31, 1999, the Company had $5.8 billion of assets under management with respect to its annuity products and, additionally, $4.8 billion of assets under management with respect to its proprietary retail mutual funds.

     By offering a variable annuity with a number of separate accounts and a fixed account in its Accumulation Products segment, the Company believes it has the ability to grow profitably in a variety of market environments. The fixed account variable annuities are attractive to consumers during periods of rising interest rates, whereas the separate account variable annuities are attractive to consumers during periods of market expansion and for consumers who prefer a higher risk.

     In addition to variable annuities, the Company also offers proprietary retail mutual funds. The Company conducts its proprietary retail mutual funds operations through its subsidiary, Enterprise Capital Management, Inc. ("ECM"). ECM is the registered investment advisor of The Enterprise Group of Funds, a group of mutual funds that provides investors with a broad range of investment alternatives through 17 separate investment portfolios. In addition, Enterprise Accumulation Trust, for which ECM is also the registered investment advisor, is the principal funding vehicle for the Company's variable annuities and variable universal life insurance products. Enterprise Accumulation Trust provides investors with a broad range of investment alternatives through 12 separate investment portfolios. The Company earns investment management fees on the assets managed in connection with both its variable annuities and its proprietary retail mutual funds. In addition to Enterprise Accumulation Trust, the Company has entered into agreements with Fidelity, Janus, and Dreyfus to provide additional investment choices for the Company's variable annuities and variable universal life products.

     The following table sets forth the total account value and sales of the principal products offered by the Company in its Accumulation Products segment.

       ACCUMULATION PRODUCTS SEGMENT -- ASSETS UNDER MANAGEMENT AND SALES

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                   1999         1998        1997        1996        1995
                                                 ---------    --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
ASSETS UNDER MANAGEMENT
Individual variable annuities(1)...............  $ 4,888.4    $4,774.1    $4,314.1    $3,146.6    $2,217.2
Individual fixed annuities(1)..................      891.2       997.4     1,103.8     1,311.8     1,508.1
Proprietary mutual funds.......................    4,762.3     2,962.1     1,716.7       952.1       679.6
                                                 ---------    --------    --------    --------    --------
                                                 $10,541.9    $8,733.6    $7,134.6    $5,410.5    $4,404.9
                                                 =========    ========    ========    ========    ========
SALES BY PRODUCT
Individual variable annuities(1)...............  $   422.8    $  611.7    $  712.7    $  668.4    $  495.3
Individual fixed annuities(1)..................        8.9         7.6        15.9        14.8        25.4
Proprietary retail mutual funds................    1,832.2     1,295.0       751.6       347.0       207.2
                                                 ---------    --------    --------    --------    --------
                                                 $ 2,263.9    $1,914.3    $1,480.2    $1,030.2    $  727.9
                                                 =========    ========    ========    ========    ========

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

     Variable annuity contractholders and variable universal life insurance policyholders have a range of investment accounts in which to place the assets held under their contracts, including accounts with interest rates guaranteed by the Company. More than 93% of the aggregate amount held under these contracts and policies is presently in investment accounts not guaranteed by the Company.

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

   ACCUMULATION PRODUCTS SEGMENT -- INDIVIDUAL VARIABLE ANNUITY ACCOUNT VALUE

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1999        1998        1997        1996        1995
                                                  --------    --------    --------    --------    --------
                                                                      ($ IN MILLIONS)
ACCOUNT VALUE
Beginning total account value...................  $4,774.1    $4,314.1    $3,146.6    $2,217.2    $1,370.6
Sales and other deposits(1).....................     422.8       611.7       712.7       668.4       495.3
Market appreciation.............................     506.6       298.9       738.9       448.5       471.2
Surrenders and withdrawals(1)...................    (815.1)     (450.6)     (284.1)     (187.5)     (119.9)
                                                  --------    --------    --------    --------    --------
Ending total account value......................  $4,888.4    $4,774.1    $4,314.1    $3,146.6    $2,217.2
                                                  ========    ========    ========    ========    ========

---------------
(1) Excludes approximately $727.0 million in 1999 relating to surrenders associated with an exchange program offered by the Company wherein contractholders surrender old FPVA contracts and reinvested the proceeds in a new enhanced FPVA offered by the Company.

     Approximately 86.3% of the Company's career agents were licensed through MONY Securities Corp. at December 31, 1999 to sell variable annuities (with 68.8% having National Association of Securities Dealers, Inc. ("NASD") Series 6 licenses and 31.2% having NASD Series 7 licenses).

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

     As of December 31, 1999, ECM had $8.8 billion in assets under management, of which $4.8 billion related to the proprietary retail mutual funds and $4.0 billion related to the Enterprise Accumulation Trust. The Company earns management fees on both of these categories of assets.

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

     MONY Securities Corporation ("MSC") is a registered securities broker-dealer and investment advisor and a member of the NASD. MSC is a wholly-owned subsidiary of MONY Life Insurance Company. MSC performs brokerage and other investment services relating to a wide range of securities, including mutual funds, stocks, bonds, limited partnership interests (primarily in real estate, oil and gas and equipment leasing) and tax-exempt unit investment trusts. For the years ended December 31, 1999, 1998, and 1997, 39%, 47%, and 40%, respectively, based on brokerage commissions, of the investment products sold by MSC are shares in mutual funds in the Enterprise Group of Funds. MSC's products and services are distributed through registered representatives who belong to MONY Life's career agency sales force. MSC transacts business in all 50 of the United States, the District of Columbia and Puerto Rico. Sales of other non-proprietary investment products were $547.0 million, $340.8 million and $296.0 million, respectively for the years ended December 31, 1999, 1998 and 1997.

     In its insurance brokerage operation, the Company provides its career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. MONY's insurance brokerage subsidiary, MONY Brokerage Inc., is licensed as an insurance broker in Delaware and most other states.

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

MARKETING AND DISTRIBUTION

     The Company's marketing strategy focuses on small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company's key strengths, namely its wide range of individual protection and accumulation products and its career agency sales force. Based on annualized premiums, the career agency sales force generated approximately half of all protection and accumulation product new sales in 1999, including sales of proprietary retail mutual funds.

  Career Agency Sales Force --

     The Company believes that its managerial agency system and career agency sales force is a competitive advantage in the marketplace. Distribution through career agents allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

     The Company's career agency sales force consisted of approximately 2,100 domestic field agents at December 31, 1999. The sales force is organized as a managerial agency system under which 55 agency managers as of December 31, 1999 supervise the marketing and sales activities of agents in defined marketing territories in the United States and Europe. The agency managers are all employees of the Company, while the career agents are all independent contractors and not employees of the Company. The contract with each career agent requires the agent to submit to the Company applications for policies of insurance issued by the Company. The Company's compensation arrangements with career agents contain incentives for the career agents to solicit applications for products issued by MONY Life and for products issued by insurance companies not affiliated with the Company, made available by the Company's insurance brokerage operations, MONY Brokerage, Inc. and its broker-dealer, MONY Securities Corp. ("MSC"). Those incentives include counting first year commissions (weighted in the case of products made available by MONY Brokerage, Inc.) for the purposes of expense reimbursement programs, sales awards and certain other benefits. In addition, MONY Brokerage, Inc. and MSC make available products issued by other insurance companies that the Company does not offer.

     In 1999, the Company had 475 agents who were members of Million Dollar Round Table ("MDRT"), an industry designation based on sales which result in annual first-year commissions of $57,000 or more, down from 513 in 1998. The Company's percentage of its career agents who are MDRT members is among the highest in the industry.

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

     To further address the challenges of operating a career agency sales force, the Company has initiated several programs directed at targeted efforts in recruiting, marketing and training of its career agents. As a result of its new recruiting program, the Company hired 862 new agents in 1999. In the area of training, the Company redesigned its training programs directed at new agents in order to provide them with increased knowledge and skills.

     In early 1998, in order to increase the productivity and size of its career agency sales force, the Company adopted a plan to "tier" its agents and agencies and to provide focused marketing, recruiting and training support tailored to meet the particular needs of each "tier". The plan was fully implemented in 1999. By restructuring its agencies into tiers, the Company is able to segment its career agency sales force into groups according to experience and productivity levels and to assign agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. For example, separate tiers were established for new agents with little or no experience in the industry, experienced agents who are producing at superior levels and one or more groups of agents with experience or production levels falling between those two levels.

     The Company believes that this tiering system is unique in the life insurance industry and gives the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, the Company is able to increase the number and quality of new agents recruited each year. The Company believes that the tiering system allows the Company to attract and retain already established and successful agents by providing an environment in which such agents can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other agents by providing marketing and training support that is responsive to such agents' career development needs.

  Complementary Distribution Channels --

     In addition to sales by the career agents, the Company also distributes its products through a variety of complementary distribution channels including third-party broker-dealers, brokerage general agencies, and through its subsidiary, Trusted Securities Advisors Corp.

     The Company utilizes third-party broker-dealers to sell its mutual fund products through 41 wholesalers. The Company expects to increase the number of these specialized sales agents in the future.

     The Company also sells certain protection products through a network of brokerage general agencies in 41 states through its U.S. Financial subsidiary. U.S. Financial distributes its products through approximately 245 brokerage general agencies, which operate under the same agency contract.

     Through Trusted Securities Advisors Corp., the Company sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are registered representatives of the Company.

PRICING AND UNDERWRITING

     Insurance underwriting involves a determination of the type and amount of risk which an insurer is willing to accept. The Company underwrites each application. The Company's underwriters evaluate policy applications on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The Company's insurance underwriting standards are developed to produce mortality results consistent with the assumptions used in product pricing while also allowing competitive risk selection. Factors considered by the Company in setting premiums and charges for products include assumptions which are considered prudent by management as to future investment returns, expenses, persistency, mortality and taxes, where appropriate. The long-term profitability of the Company's products is affected by the degree to which future experience deviates from these assumptions.

     MONY Life implemented a new contract issuance and administrative system for the majority of new products introduced effective with the demutualization. The existing systems continue to be used for older products. For the new products MONY Life anticipates using a newer version of the field submit or electronic application supported on the new system, however, on an interim basis, MONY Life currently is having the applications centrally submitted at the Syracuse Operations center using the new Cyberlife system, which is a vendor package which supports both issue and administrative functions. In underwriting this business, MONY Life uses its automated underwriting system, which it believes to be technologically superior to the systems of many of its competitors. MONY Life's Underwriting Complex (UC) automatically requests and processes data necessary to underwrite life insurance applications, including blood test results and motor vehicle records. MONY Life's in-force policy administrative systems, which contain MONY Life's policyholder database, handles policy billing and administrative services. MONY Life's agencies each have computers connected to this integrated system, enabling agents in the field to automatically submit applications and access policyholder data.

     The Company believes that its underwriting staff is highly experienced and qualified. Of the Company's 31 Home Office Underwriting professionals, 11 have over 20 years of industry experience and 16 others have at least 10 years of industry experience.

REINSURANCE

     MONY Life utilizes a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Generally, these agreements are structured either on an automatic basis, where risks meeting prescribed criteria are automatically covered, or on a facultative basis, where the reinsurer must agree to accept the specific reinsurance risk before it becomes liable. The amount of each risk retained by MONY Life depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on characteristics of coverages. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse MONY Life for the ceded amount in the event the claim is paid. However, MONY Life remains contingently liable for all benefits payable even if the reinsurer fails to meet its obligations to MONY Life.

     Life insurance business is ceded on a yearly renewable term basis under various reinsurance contracts. The Company's general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $11.9 billion, $9.3 billion, and $7.4 billion at December 31, 1999, 1998, and 1997, respectively.

     The Company also had in place two "surplus relief" reinsurance contracts. On March 31, 1999, one of these contracts was recaptured by MONY Life resulting in a $30.1 million decrease in statutory surplus. At December 31, 1999, MONY Life's statutory surplus included $39.4 million relating to MONY Life's outstanding surplus relief reinsurance contract, or 3.7% of MONY Life's statutory surplus at that date. On Jan. 1, 2000, the Company recaptured its remaining outstanding surplus relief reinsurance contract. This reduced the Company's statutory surplus by $39.4 million. Surplus relief reinsurance has the effect of increasing current statutory surplus while reducing future statutory earnings. Although these agreements do not qualify to be accounted for as reinsurance under GAAP, the Company's agreements qualify for reinsurance accounting under accounting practices prescribed or permitted by the New York Insurance Department ("SAP") and have specifically been approved by the New York State Insurance Department.

     As of December 31, 1997 the Company's outstanding individual disability income insurance business is reinsured on an indemnity basis. See "-- Protection Products".

     The following table presents the Company's principal reinsurers and the percentage of total reinsurance recoverable reported in the Company's consolidated financial statements at December 31, 1999 that was due from each reinsurer, including reinsurance recoverable reported in the consolidated financial statements under the caption "Amounts Due From Reinsurers" (which amounted to $488.0 million), reinsurance recoverable in the Closed Block (which amounted to $114.5 million), and indemnity reinsurance in connection with the "Group Pension Transaction" (which amounted to $88.9 million).

REINSURERS:
Centre Life Reinsurance, Ltd. ..............................  54.9%
AUSA Life Insurance Company, Inc. ..........................  13.0
Life Reassurance Corp of America............................  11.5
Unum Life Insurance Company of America......................   2.9
All Other...................................................  17.7
                                                              ----
                                                               100%
                                                              ====

INTERNATIONAL BUSINESS

     MONY Life, through its subsidiaries, MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust Company of the Americas, Ltd. markets its products (including life insurance, annuities, mutual funds and trust services) internationally, principally in Latin America.

RATINGS

     In 1999, ratings of the Company's primary domestic life insurance companies were upgraded by the four rating agencies which rate the Company's claims-paying ability and financial strength. Standard & Poor's ("S&P") upgraded the Company's rating to AA- (Very Strong), Moody's Investors Services ("Moody's") upgraded the Company to A2 (Good), Duff & Phelps ("D&P") upgraded the Company to AA- (Very
High) and A.M. Best upgraded the Company's domestic insurance subsidiaries to A (Excellent). Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in MONY Life and its ability to market its products. Rating organizations continually review the financial performance and condition of insurers, including MONY Life. Any lowering of MONY Life's ratings could have a material adverse effect on MONY Life's ability to market its products and retain its current policyholders. These consequences could, depending upon the extent thereof, have a material adverse effect on MONY Life's liquidity and, under certain circumstances, net income. A.M. Best's ratings for insurance companies currently range from "A++" to "F", and some companies are not rated. A.M. Best publications indicate that "A" ratings are assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best. "A" companies are considered to have a strong ability to meet their obligations to policyholders over a long period of time. The Demutualization and the Offerings are part of management's strategy to enhance the Company's capital base and its access to capital in order to improve ratings.

     Moody's ratings for insurance companies currently range from "Aaa" to "C", S&P's ratings for insurance companies range from "AAA" to "CCC-", and Duff & Phelps' ratings for insurance companies range from "AAA" to "CCC-". In evaluating a company's financial and operating performance, Moody's, S&P and Duff & Phelps review its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competence of its management.

     These rating agencies have also rated the Company's recently issued 8.35% Senior Notes, due March 15, 2010 -- see Liquidity and Capital
Resources -- Issuance of Senior Notes and Repurchase of Surplus Notes. The ratings are: A-(Strong) by S&P, Baa1 (Investment Grade) by Moody's, A- (High Credit Quality) by D&P and a- (Strong) by A.M. Best.

     The foregoing ratings reflect each rating agency's current opinion of the Company's claims-paying ability, financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors in the common stock. Such factors are of concern to policyholders, agents and intermediaries.

COMPETITION

     The Company believes that competition in the Company's lines of business is based on service, product features, price, commission structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher claims paying ability ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance and investment products. National banks, with their pre-existing customer bases for financial services products, increasingly compete with insurers as a result of court cases that permit national banks to sell annuity products of life insurance companies in certain circumstances.

     In addition, there has been recently enacted legislation removing restrictions on bank affiliations with insurers. This legislation, the Gramm-Leach-Bliley Act of 1999, permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurance companies. The ability of banks to affiliate with insurance companies and to offer annuity products of life insurance companies may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

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

REGULATION

  General Regulation at the State Level

     MONY Life Insurance Company is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam and the U.S. Virgin

Islands. MONY Life Insurance Company of America ("MLOA") is licensed and regulated in all states other than New York and U.S. Financial is licensed and regulated in all states other than Arizona, Idaho, Minnesota, Nevada, New York, Vermont, Virginia, West Virginia and the District of Columbia.

     The laws of the various states establish state insurance departments with broad administrative powers to approve policy forms and, for certain lines of insurance, rates, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. In addition, the New York Insurance Department imposes additional regulations including restrictions on certain selling expenses. The aforementioned regulation by the state insurance departments is for the benefit of policyholders, not stockholders.

     The Holding Company is not regulated as an insurance company but will, as the direct or indirect owner of the capital stock of MONY Life Insurance Company, MLOA and U.S. Financial, be subject to the insurance holding company acts of the states in which MONY Life Insurance Company, MLOA and U.S. Financial are domiciled (or deemed to be commercially domiciled). Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company's state of domicile and, annually, to furnish financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in New York, Arizona and Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer's policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The New York, Arizona and Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets or other material transactions within the holding company structure. Generally, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. Under the New York Insurance Law, for a period of five years following the effective date of the Plan, no person may acquire beneficial ownership of 5% or more of the outstanding shares of common stock without the prior approval of the New York State Superintendent of Insurance (the "New York Superintendent"). Certain affiliates of Goldman Sachs & Co., one of the underwriters of the Offerings (the "Investors"), have received a conditional waiver of this rule from the New York Superintendent in connection with the potential exercise of warrants they hold prior to the end of such five-year period. See "-- Determination of Non-Control".

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

     Insurance companies are required to file detailed annual and quarterly financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, insurance regulators periodically examine an insurer's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies. Insurance company subsidiaries of the Holding Company would be subject to such state insurance laws; however, the Holding Company would generally be subject to federal bankruptcy laws.

     The National Association of Insurance Commissioners (the "NAIC") has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurance companies domiciled in such states. NAIC-accredited states will not accept reports of examination of insurance companies from unaccredited states except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The accreditation of the New York Insurance Department, MONY Life Insurance Company's principal insurance regulator, has been suspended as a result of the New York legislature's failure to adopt certain model NAIC laws. MONY Life Insurance Company believes that the suspension of the NAIC accreditation of the New York Insurance Department, even if continued, will not have a significant impact upon its ability to conduct its insurance businesses.

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

     In 1998 the New York Insurance Department completed an examination of MONY Life Insurance Company for each of the five years in the period ended December 31, 1996, and in 1998 the Arizona State Insurance Department completed an examination of MLOA, for each of the three years in the period ended December 31, 1996. There were no material consequences which resulted from the findings of either the New York or Arizona Departments of Insurance.

  Shareholder Dividend Restrictions

     The payment of dividends by MONY Life to the Holding Company is regulated under state insurance law. Under the New York Insurance Law, MONY Life will be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. The applicable statute gives the New York Superintendent broad discretion to disapprove dividend requests based upon a determination of whether MONY Life's financial condition would support the payment of dividends. The New York Insurance Department has established informal guidelines for the New York Superintendent's determinations, which focus upon, among other things, overall financial condition and profitability under statutory accounting practices. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements, pay interest on its debt, and pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition, Arizona and Ohio insurance laws contain restrictions on the abilities of MLOA and U.S. Financial respectively to pay dividends to MONY Life. MONY Life's inability to pay dividends to the Holding Company in the future in an amount sufficient for the Holding Company to pay dividends to its stockholders would have a material adverse effect on the Holding Company and the market value of the common stock.

     In January 2000, the New York Insurance Department approved and MONY Life paid, a dividend to MONY Group in the amount of $75 million.

  NAIC IRIS Ratios

     The NAIC has developed a set of financial relationships or "tests" known as the Insurance Regulatory Information System ("IRIS") that were designed for early identification of companies which may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC, which in turn analyzes the data by utilizing, in the case of life insurance companies, 12 ratios, each with defined "usual ranges". Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain such company's underwriting capacity. MONY Life, MLOA and U.S. Financial are not currently subject to regulatory scrutiny based on their IRIS ratios.

  Policy and Contract Reserve Sufficiency Analysis

     Under the New York Insurance Law and the laws of several other states, MONY Life Insurance Company and MLOA are required to conduct an annual analysis of reserve sufficiency including all life and health insurance reserves and interest-sensitive single premium life and annuity reserves. A qualified actuary must submit an opinion which states that the reserves when considered in light of the assets held with respect to such reserves make good and sufficient provision for the associated contractual obligations and related expenses of the insurance company. In order to provide such an opinion, the insurance company may set up additional reserves by transferring funds from surplus. MONY Life Insurance Company and MLOA have provided a current opinion, without qualification, to applicable state regulators with respect to such reserves. U.S. Financial has provided a current opinion to its state regulators with respect to its reserves, without qualification, as applicable to companies of its size.

  Statutory Investment Valuation Reserves

     Statutory Accounting Practices ("SAP") require a life insurance company to maintain both an Asset Valuation Reserve ("AVR") and interest maintenance reserve ("IMR") to absorb both realized and unrealized gains and losses on a portion of its investments. AVR establishes statutory reserves for fixed maturity securities, equity securities, mortgage loans, equity real estate, and other invested assets. AVR is designed to capture all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. The level of AVR is based on both the type of investment and its rating. In addition, the reserves required for similar investments, for example, fixed maturity securities, differ according to the ratings of the investments, which are based upon ratings established periodically by the NAIC Securities Valuation Office. IMR applies to all types of fixed maturity investments, including bonds, preferred stocks, mortgage backed securities and mortgage loans. IMR is designed to capture the net gains which are realized upon the sale of such investments and which result from changes in the overall level of interest rates. Such captured net realized gains are then amortized into income over the remaining period to the stated maturity of the investment sold. Any increase in AVR and IMR causes a reduction in MONY Life's statutory capital and surplus which, in turn, reduces funds available for stockholder dividends.

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

     If an insurance company's adjusted capital is higher than the Regulatory Action Level but below the Company Action Level, the insurance company must submit to its superintendent of insurance a comprehensive financial plan. If an insurance company's adjusted capital is higher than the Authorized Control level but lower than the Regulatory Action Level, the superintendent of insurance shall perform such examination or analysis as he or she deems necessary of the insurer's business and operations and issue any appropriate corrective orders to address the insurance company's financial problems. If an insurer's adjusted capital is higher than the Mandatory Control Level but lower than the Authorized Control Level, the superintendent may place the insurer under regulatory control. If the insurance company's adjusted capital falls below the Mandatory Control Level, the superintendent will be required to place the insurer under regulatory control. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at December 31, 1999 and 1998 were in excess of the Company Action Levels.

  Regulation of Investments

     MONY Life Insurance Company, MLOA and U.S. Financial are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, equity real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. As of December 31, 1999, MONY Life Insurance Company, MLOA and U.S. Financial investments complied with all such regulations.

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

     While the amount and timing of any future assessment on MONY Life, under these laws cannot be reasonably estimated and are beyond the control of MONY Life. MONY Life has established reserves which it considers adequate for assessments in respect to insurance companies that are currently subject to insolvency proceedings. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state insurance guaranty associations to begin assessing life insurance companies for the deemed loss. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide for annual limits on such assessments. A large part of the assessments paid by MONY Life pursuant to these laws may be used as credits for a portion of MONY Life's premium taxes. The Company believes the total assessments will not be material to its operating results or financial position. For the years ended December 31, 1999, 1998 and 1997, the Company paid approximately $0.0 million, $0.8 million and $3.3 million, respectively, in assessments pursuant to state insurance guaranty association laws.

  General Regulation at Federal Level

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the recent removal of barriers restricting banks from engaging in the insurance and mutual fund business.

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

     MONY Life and certain of its subsidiaries are investment advisors registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Certain investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States and the District of Columbia. Certain subsidiaries of the Company are also subject to the Commission's net capital rules.

     All aspects of MONY Life's subsidiaries' investment advisory activities are subject to various federal and state laws and regulations in jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and fines.

     MONY Life and its subsidiaries may also be subject to similar laws and regulations in the states and foreign countries in which they provide investment advisory services, offer the products described above or conduct other securities related activities.

  ERISA Considerations

     On December 13, 1993, the United States Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contract are "plan assets" and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), which specifies that fiduciaries must perform their duties solely in the interest of ERISA plan participants and beneficiaries. The Court limited the imposition of ERISA fiduciary obligations in these instances to assets in an insurer's general account that were not reserved to pay benefits of guaranteed benefit policies (i.e., benefits whose value would not fluctuate in accordance with the insurer's investment experience). On December 22, 1997 the Secretary of Labor issued proposed regulations, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer's general account to or for the benefit of an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Internal Revenue Code of 1986 (the "Code"). Final regulations will be issued after a notice and comment period. The regulations will apply only with respect to a policy issued by an insurer on or before December 31, 1998. In the case of such a policy, the regulations will generally take effect at the end of the 18-month period following the date such regulations become final. Generally, no person will be liable under ERISA or the Code for conduct occurring prior to the end of such 18-month period, where the basis of a claim is that insurance company general account assets constitute plan assets. Insurers issuing new policies after December 31, 1998, that are not guaranteed benefit policies will be subject to fiduciary obligations under ERISA.

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

  Environmental Considerations

     As owners and operators of real property, MONY Life and certain of its subsidiaries are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, MONY Life and certain of its subsidiaries hold equity stakes in companies that could potentially be subject to environmental liabilities. MONY Life assesses the business and properties and its level of involvement in the operation and management of such companies. MONY Life routinely conducts environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by MONY Life. While there can be no assurance that unexpected environmental liabilities will not arise, based on these environmental assessments and compliance with MONY Life's internal procedures, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties would not have a material adverse effect on the Company's financial position or results of operations.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 2,309 employees. No employees are covered by a collective bargaining agreement. The Company is represented by approximately 2,417 full time domestic and international career agents, at December 31, 1999, who are all independent contractors and are not employees of the Company. The Company believes that its employee and agent relations are satisfactory.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The names of the executive officers of the MONY Group and MONY Life Insurance Company and their respective ages and positions are as follows:

          NAME                                   AGE                           POSITION
          ----                                   ---                           --------
          Michael I. Roth......................  54     Chairman of the Board, Chief Executive Officer and
                                                        Director
          Samuel J. Foti.......................  48     President, Chief Operating Officer and Director
          Richard Daddario.....................  52     Executive Vice President and Chief Financial Officer
          Kenneth M. Levine....................  53     Executive Vice President, Chief Investment Officer and
                                                        Director
          Lee M. Smith.........................  56     Vice President and Corporate Secretary
          Richard E. Connors...................  47     Senior Vice President of MONY Life Insurance Company
          Phillip A. Eisenberg.................  57     Senior Vice President and Chief Actuary of MONY Life
                                                        Insurance Company
          Stephen J. Hall......................  52     Senior Vice President of MONY Life Insurance Company
          Victor Ugolyn........................  52     Senior Vice President of MONY Life Insurance Company
          Larry Cohen..........................  47     Vice President and Controller
          Dave Weigel..........................  53     Vice President and Treasurer

        Officers of the Company are elected annually and serve until their retirement, resignation, death or removal.

        Set forth below is a description of the business positions during at least the past five years for the executive officers of the Company and MONY Life Insurance Company.

        Mr. Roth has been a Director of the Company since September 1997 and is Chairman and Chief Executive Officer of the Company. He is Chairman of the Board (since July 1993) and Chief Executive Officer (since January
        1993) of MONY Life and has been a Director since May 1991. Mr. Roth is also a director of the following subsidiaries of MONY Life: MONY Life Insurance Company of America (since July 1991), and 1740 Advisers, Inc. (since December 1992). He has also served as MONY Life's President and Chief Executive Officer (from January 1993 to July 1993), President and Chief Operating Officer (from January 1991 to January 1993) and Executive Vice President and Chief Financial Officer (from March 1989 to January 1991). Mr. Roth has been with MONY Life for 11 years. Mr. Roth serves on the board of directors of the American Council of Life Insurance, The Life Insurance Council of New York, Enterprise Foundation (a charitable foundation which develops housing and which is not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc., Lincoln Center for the Performing Arts Leadership Committee, Life Office Management Association, New York City Partnership and Chamber of Commerce, Inc., and Committee for Economic Development. He is also Chairman of the Board of Insurance Marketplace Standards Association..

        Samuel J. Foti has been a Director of the Company since September 1997 and is President and Chief Operating Officer of the Company. He is President and Chief Operating Officer (since February 1994) of MONY Life Insurance Company and has been a Director since January 1993. He is also President and Chief Operating Officer of MONY Life Insurance Company of America (since February 1994). Mr. Foti is a director of the following subsidiaries of MONY Life Insurance Company: MONY Life Insurance Company of America (since October 1989), MONY Brokerage, Inc. (since January
        1990), MONY International Holdings, Inc. (since October 1994), MONY Life Insurance Company of the Americas, Ltd., (since December 1994) and MONY Bank & Trust Company of the Americas, Ltd. (since December 1994). He has also served as MONY Life Insurance Company's Executive Vice President (from January 1991 to February 1994) and Senior Vice President (from April 1989 to January 1991). Mr. Foti has been with MONY Life Insurance Company for 11 years. Mr. Foti previously served on the board of directors of the Life Insurance Marketing and Research Association, where he served as Chairman from October 1996 through October 1997, and currently serves on the boards of Enterprise Group of Funds, Inc., Enterprise Accumulation Trust and The American College.

        Richard Daddario is Executive Vice President and Chief Financial Officer of the Company. He is Executive Vice President and Chief Financial Officer (since April 1994) of MONY Life Insurance Company. Mr. Daddario is also a director of the following subsidiaries of MONY Life Insurance
        Company: MONY Life Insurance Company of America (since October 1989), MONY Brokerage, Inc. (since June 1997) and MONY Life Insurance Company of the Americas, Ltd. (since December 1997). He has also served as MONY Life Insurance Company's Chief Financial Officer (from January 1991 to present) and Senior Vice President (from July 1989 to April 1994). Mr. Daddario has been with MONY Life Insurance Company for 10 years.

        Kenneth M. Levine has been a Director of the Company since September 1997 and is Executive Vice President and Chief Investment Officer of the Company since August 1998. He has also been a Director

        (since May 1994) and Executive Vice President (since February 1990) and Chief Investment Officer (since January 1991) of MONY Life Insurance Company. Mr. Levine is also a director of the following subsidiaries of MONY Life Insurance Company: MONY Life Insurance Company of America (since July 1991), MONY Series Fund, Inc. (since December 1991), 1740 Advisers, Inc. (since December 1989), MONY Benefits Management Corp. (formerly MONY Funding, Inc.) (since October 1991), MONY Realty Partners, Inc. (since October 1991) and 1740 Ventures, Inc. (since October 1991). He has also served as MONY Life Insurance Company's Senior Vice President -- Pensions (from January 1988 to February 1990). Prior to that time, Mr. Levine held various management positions within MONY Life Insurance Company. Mr. Levine has been with MONY Life Insurance Company for 27 years.

        Lee M. Smith is Corporate Secretary and Vice President, Government Relations of the Company since September 1999. He is also Corporate Secretary and Vice President, Government Relations of MONY Life Insurance Company (since September, 1999). Mr. Smith was Vice President for Government Relations of MONY Life Insurance Company (from September 1985 to August 1999) and prior to that time held several positions with MONY Life Insurance Company. Mr. Smith has been with MONY Life insurance Company for 19 years.

        Richard E. Connors is Senior Vice President of MONY Life Insurance Company (since February 1994). Mr. Connors is also a director of the following subsidiaries of MONY Life Insurance Company: MONY Life Insurance Company of America (since June 1994) and MONY Brokerage, Inc. (since May 1994). He has also served as MONY Life Insurance Company's Regional Vice President -- Western Region (from June 1991 to February
        1994), Vice President -- Small Business Marketing (from January 1990 to June 1991) and Vice President -- Manpower Development (from March 1988 to January 1990). Mr. Connors has been with MONY Life Insurance Company for 11 years.

        Phillip A. Eisenberg is Senior Vice President and Chief Actuary of MONY Life Insurance Company (since April 1993). Mr. Eisenberg is also a director of the following subsidiary of MONY Life Insurance Company:
        MONY Life Insurance Company of America (since June 1997). He has also served as MONY Life Insurance Company's Vice President -- Individual Financial Affairs (from January 1989 to March 1993). Prior to that time, Mr. Eisenberg held various positions within MONY Life Insurance Company. Mr. Eisenberg has been with MONY Life Insurance Company for 35 years.

        Stephen J. Hall is Senior Vice President of MONY Life Insurance Company (since February 1994). Mr. Hall is also a director of the following subsidiaries of MONY Life Insurance Company: MONY Life Insurance Company of America (since July 1991) and MONY Brokerage, Inc (since October
        1991). He has also served as MONY Life Insurance Company's Vice President & Chief Marketing Officer (from November 1990 to February
        1994) and prior to that time was manager of MONY Life Insurance Company's Boise, Idaho insurance agency. Mr. Hall has been with MONY Life Insurance Company for 26 years.

        Victor Ugolyn is Senior Vice President of MONY Life Insurance Company (since May 1991). He is also Chairman and Chief Executive Officer of Enterprise Capital Management, Inc. (since May 1991); Enterprise Group of Funds, Inc. (since May 1991); Enterprise Accumulation Trust (since September 1994); and Enterprise Fund Distributors, Inc. (since May
        1991); Chairman of MONY Securities Corporation (since May 1991); and Chairman and President of Enterprise International Group of Funds (since October 1994). Mr. Ugolyn is also a Director of the following subsidiaries or affiliates of MONY Life Insurance Company: Enterprise Capital Management, Inc. (since May 1991); Enterprise Group of Funds, Inc. (since May 1991), Enterprise Accumulation Trust (since September
        1994), Enterprise Fund Distributors, Inc. (since May 1991), MONY Securities Corporation (since May 1991), MONY Life Insurance Company of the Americas, Ltd. (since October 1994), MONY Bank & Trust Company of the Americas, Ltd. (since December 1994) and Enterprise International Group of Funds (since October 1994). Mr. Ugolyn has been with MONY Life Insurance Company for 9 years.

        Larry Cohen is Vice President, Controller and Principal Accounting Officer. He has held that position since 1994. Prior to that he was Vice President and Tax Director. Mr. Cohen has been with the Company for 8 years.

        David Weigel is Vice President and Treasurer (since April 1991). He was Assistant Treasurer from 1983 to 1991 and prior to that, held several positions at the Company. Mr. Weigel has been with the Company for 31 years.

ITEM 2.  PROPERTIES

     The Company leases its headquarters building which is located at 1740 Broadway, New York, New York and consists of approximately 234,903 square feet. The Company also leases facilities in Syracuse, New York, for use in its insurance operations, which consist of approximately 635,158 square feet in the aggregate. The Company also leases all 111 of its agency and its subsidiary offices, which consist of approximately 669,020 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.  LEGAL PROCEEDINGS

     Since late 1995 a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action, (except for one being voluntarily held in abeyance), has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole life or universal life insurance policy issued by the Company and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The Company intends to defend itself vigorously against the sole remaining claim. There can be no assurance that the present litigation relating to sales practices will not have a material adverse effect on the Company.

     On November 16, 1999, the MONY Group, Inc. and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the plan of demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable policyholder dividend expectations of the Closed Block, and (ii) the Company violated Section 7312 by failing to develop and submit to the Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the Superintendent's order approving the plan of demutualization and/or directing the Superintendent to order the Company to increase the assets in the Closed Block, as well as unspecified monetary damages, attorneys' fees and other relief.

     In order to challenge successfully the New York Superintendent's approval of the plan, plaintiffs would have to sustain the burden of showing that such approval was arbitrary and capricious or an abuse of discretion, made in violation of lawful procedures, affected by an error of law or not supported by substantial evidence. In addition, Section 7312 provides that the Company may ask the court to require the challenging party to give security for the reasonable expenses, including attorneys' fees, which may be incurred by the Company or the Superintendent or for which the Company may become liable, to which security the Company shall have recourse in such amount as the court shall determine upon the termination of the action.

     On February 2, 2000, the District Court entered an order approving the voluntary dismissal of the complaint. Under the terms of the order, plaintiffs have six months from the date thereof to refile in state court, and defendants have retained the right in any subsequent action to assert that plaintiffs' claims were time-barred when initially asserted and/or barred by virtue of plaintiffs' delay (laches) in bringing suit in the first place.

     In addition to the foregoing, from time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, there were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                                               HIGH      LOW      DIVIDENDS
                                                              ------    ------    ---------
1999
  First Quarter.............................................  $30.94    $23.44      $0.10
  Second Quarter............................................  $31.63    $23.50      $0.10
  Third Quarter.............................................  $33.69    $25.31      $0.10
  Fourth Quarter............................................  $31.19    $25.50      $0.10
1998
  For the period from November 11, 1998 through December 31,
     1998...................................................  $32.50    $27.56        N/A

     As of March 13, 2000, the closing price of the MONY Group's common stock was $27.0625. There were 606,753 holders of common stock at March 13, 2000.

     The MONY Group expects to continue to pay a dividend on its common stock of at least $0.40 per share in 2000. However, because the Company has changed the frequency of dividend payments from quarterly to annual, it expects to increase the $0.40 per share dividend to compensate shareholders for the time value of money. Dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the MONY Group and the impact of regulatory restrictions. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table sets forth Selected Consolidated Financial Information for the Company. The Selected Consolidated Financial Information as of and for the years ended December 31, 1999 and 1998 is different, as discussed in Note 1 below, from that presented in the Company's audited consolidated financial statements contained elsewhere herein. The Selected Consolidated Financial Information as of and for the years ended December 31, 1997 and 1996 and the Selected Consolidated Income Statement Data for the year ended December 31, 1995 has been derived from audited financial statements. The consolidated balance sheet data presented as of December 31, 1995 was derived from unaudited consolidated financial information not included elsewhere herein which, in the opinion of management, presents fairly such consolidated financial information in conformity with GAAP. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's consolidated financial statements and the notes thereto and the other financial information included elsewhere herein.

                                                             AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       1999        1998        1997        1996       1995(2)
                                                     ---------   ---------   ---------   ---------   ---------
                                                                          ($ IN MILLIONS)
CONSOLIDATED INCOME STATEMENT DATA:
(1)(11)(12)
Revenues:
  Premiums.........................................  $   717.1   $   721.8   $   838.6   $   859.8   $   875.9
  Universal life and investment-type product policy
     fees..........................................      196.3       151.6       127.3       100.9        80.8
  Net investment income............................      902.3       735.7       733.0       751.6       728.8
  Net realized gains (losses) on Investments(2)....      125.1       171.1        72.1        75.9        16.2
  Group Pension Profits(3).........................       63.0        56.8        60.0        59.5        61.7
  Other income.....................................      197.2       163.2       145.4       117.3        96.2
                                                     ---------   ---------   ---------   ---------   ---------
     Total revenues................................    2,201.0     2,000.2     1,976.4     1,965.0     1,859.6
     Total benefits and expenses...................    1,818.4     1,706.0     1,788.7     1,864.5     1,797.8
                                                     ---------   ---------   ---------   ---------   ---------
Income before income taxes and extraordinary
  item.............................................      382.6       294.2       187.7       100.5        61.8
Income tax expense(4)..............................      132.0       103.0        57.3        44.0        21.4
                                                     ---------   ---------   ---------   ---------   ---------
Income before extraordinary item...................      250.6       191.2       130.4        56.5        40.4
Extraordinary item -- demutualization expense,
  net..............................................        2.0        27.2        13.3          --          --
                                                     ---------   ---------   ---------   ---------   ---------
Net income.........................................  $   248.6   $   164.0   $   117.1   $    56.5   $    40.4
                                                     =========   =========   =========   =========   =========
Basic Earnings Per Share(5)........................       5.26        0.19        xxxx        xxxx        xxxx
Diluted Earnings Per Share(5)......................       5.20        0.18        xxxx        xxxx        xxxx
Cash Dividends Per Common Share....................       0.40        xxxx        xxxx        xxxx        xxxx

CONSOLIDATED BALANCE SHEET DATA:(11)
Total assets(6)(7).................................  $24,753.4   $24,958.2   $23,611.3   $22,143.5   $21,678.2
Total debt.........................................      298.8       375.4       423.6       422.7       578.4
Total liabilities(8)(9)............................   22,927.9    23,180.6    22,290.7    20,973.0    20,504.3
Shareholders' equity(10)...........................    1,825.5     1,777.6     1,320.6     1,170.5     1,173.9

---------------

 (1) The conversion of the predecessor to MONY Life to a stock life insurance company and the establishment of the Closed Block have significantly affected the presentation of our consolidated financial statements. The most significant effects are as follows:

        - The results of the policies included in the Closed Block are reflected as a single line item in our statements of income, entitled "Contribution from the Closed Block," whereas, prior to the establishment of the closed block, the results of such business were reported in various line items in our income statement, including premiums, net investment income, net realized gains, benefits, amortization of deferred policy acquisition costs, etc.

        - The assets and liabilities allocated to the closed block are reported separately in our balance sheet under the captions "Closed Block assets" and "Closed Block liabilities," respectively.

     To assist interested parties in analyzing our consolidated financial results, the consolidated income statement information for the year ended December 31, 1999 and the year ended December 31, 1998 present the individual components of the Closed Block activity for such periods, combined on a line by line basis, with such activity outside the Closed Block. This consolidated combined basis income statement is provided to facilitate comparisons of current period results with that of the other periods presented.

 (2) Includes writedowns for impairment and net changes in valuation allowances on real estate, mortgage loans and investment securities aggregating $23.5 million, $24.4 million, $76.0 million, $20.1 million and $54.3 million for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

 (3) For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to Note 10 of the Consolidated Financial Statements included herein. Management believes that Group Pension Profits will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002.

 (4) Prior to November 16, 1998, MONY Life, as a mutual life insurance company, was subject to the surplus tax imposed on mutual life insurance companies under Section 809 of the Code. Section 809 requires (and the surplus tax results from) the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income. The income tax expense amounts include $0.0 million, $0.0 million, $5.8 million, $12.8 million and $0.0 million of surplus tax for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

 (5) Prior to its reorganization on November 16, 1998, the Company had no common stock outstanding and, accordingly, did not report per share earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In accordance with GAAP, per share amounts presented for 1998 include only the results of operations for the period from November 16, 1998 (the effective date of our reorganization) through December 31, 1998. On a pro forma basis, assuming the reorganization occurred January 1, 1998, basic and diluted earnings per share would have been $4.05 and $3.99 respectively. See Note 4 to the Consolidated Financial Statements.

 (6) Includes assets transferred in the Group Pension Transaction of $5,109.8 million, $5,751.8 million, $5,714.9 million, $5,627.6 million and $5,992.8 million at December 31, 1999, 1998, 1997, 1996, and 1995, respectively. See
     Note 10 to the Consolidated Financial Statements.

 (7) Includes Closed Block assets of $6,182.1 million and $6,161.2 million at December 31, 1999 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 and
     Note 20 to the Consolidated Financial Statements.

 (8) Includes liabilities transferred in the Group Pension Transaction of $5,099.1 million, $5,678.5 million, $5,638.7 million, $5,544.1 million and
     $5,855.7 million at December 31, 1999, 1998, 1997, 1996, and 1995, respectively. See Note 10 to the Consolidated Financial Statements.

 (9) Includes Closed Block liabilities of $7,303.3 million and $7,290.7 million at December 31, 1999 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 and Note 20 to the Consolidated Financial Statements.

(10) Shareholders' equity at December 31, 1998 includes approximately $248.7 million which represents the remaining net proceeds from MONY Group's initial public offering after deducting cash used to pay cash to certain eligible policyholders and cash used to fund policy credits given to certain eligible policyholders in connection with the Demutualization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements.

(11) Prior to 1996, MONY, as a mutual life insurance company, prepared its financial statements in conformity with accounting practices prescribed or permitted by the New York Insurance Department, which accounting practices were considered to be GAAP for mutual life insurance companies. As of January 1, 1996, MONY adopted Financial Accounting Standards Board (FASB) Interpretation No. 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises, and SFAS No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Policies. Interpretation No. 40 and SFAS No. 120 require mutual life insurance companies to adopt all applicable authoritative GAAP pronouncements in their general purpose financial statements. Accordingly, the financial information presented in the Selected Consolidated Financial Information for periods prior to 1996 has been derived from financial information of MONY which has been retroactively restated to reflect the adoption of all applicable authoritative GAAP pronouncements. All such applicable pronouncements were adopted as of the effective date originally specified in each such pronouncement.

(12) The comparability of the Company's results of operations for the years ended December 31, 1999 and 1998 with prior years is affected by the sale of the Company's disability income business pursuant to the DI Transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's financial results of operations is based on the results of the Closed Block for the year ended December 31, 1999 and the period from November 16, 1998 through December 31, 1998 combined on a line by line basis with the results of operations outside the Closed Block, for such respective periods as further discussed below. The discussion and analysis of the Company's financial condition and results of operations presented below should be read in conjunction with the "Selected Consolidated Financial Information" and the Consolidated Financial Statements and related footnotes and other financial information included elsewhere herein.

GENERAL

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

     (iii) revenues and expenses reported in the income statement for the year ended December 31, 1998 represent all revenues and associated expenses earned or incurred during such period, however, in accordance with generally accepted accounting principles, actual "basic" and "diluted" per share amounts are presented only for periods subsequent to the effective date of the Plan (see Notes 4 and 21 to the Consolidated Financial Statements).

     The pre-tax Contribution from the Closed Block for the year ended December 31, 1999, the first full year operation for the Closed Block, was $44.8 million. The pre-tax Contribution from the Closed Block for period from November 16, 1998 (the date of MONY's reorganization) through December 31, 1998 was $5.7 million. The proforma basis pre-tax Contribution from the Closed Block for the year ended December 31, 1998, assuming the Closed Block had been established on January 1, 1998 is $52.2 million. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

SEGMENTS

     For management and reporting purposes, the Company's business is organized in two principal operating segments, the "Protection Products" segment and the "Accumulation Products" segment. Substantially all of the Company's other business activities are combined and reported in the "Other Products" segment. In its Protection Products segment, the Company currently offers a wide range of individual life insurance products, including; whole life, universal life, term life, variable universal life, last survivor variable universal life, and group universal life. The Protection Products segment also includes the in-force business from sales of last survivor universal life and last survivor whole life, which are not currently being offered by the Company. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the related profits therefrom, as hereafter defined (see The Group Pension Transaction), (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block, and (iii) the Company's disability income insurance business which was transferred in the DI Transaction (see DI Transaction). In its Accumulation Products segment, the Company primarily offers flexible payment variable annuities and proprietary retail mutual funds. The Accumulation Products segment also includes the in-force business from single premium deferred annuities and immediate annuities which are not currently being offered by the Company. The Company's Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation and the Run-Off Businesses. In addition to selling the Company's proprietary investment products, the securities broker-dealer operation provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The Run-Off Businesses primarily consist of group life and health insurance as well as the group pension business that was not included in the Group Pension Transaction.

     Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the preparation of the Consolidated Financial Statements (see Note 4 to the Consolidated Financial Statements). The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate certain nonrecurring items to the segments. In addition, all segment revenues are from external customers.

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

     The following tables present the Company's consolidated and segment results of operations for the years ended December 31, 1999, 1998, and 1997. For comparability with prior periods, the results of operations of the Closed Block for the year ended December 31, 1999 and the period from November 16, 1998 (the date of the formation of the Closed Block) to December 31, 1998 have been combined on a line by line basis with the results of operations outside the Closed Block. In all other respects the financial information herein is presented in accordance with GAAP unless otherwise noted. Management's Discussion and Analysis, which follows this table, discusses the Company's consolidated and segment results of operations on the aforementioned combined basis unless otherwise noted.

                             RESULTS OF OPERATIONS

                                                                    FOR THE YEAR ENDED DECEMBER 31, 1999
                                                   ----------------------------------------------------------------------
                                                   PROTECTION    ACCUMULATION    OTHER     RECONCILING(1)    CONSOLIDATED
                                                   ----------    ------------    ------    --------------    ------------
Revenues
  Premiums.......................................   $  702.8        $  0.9       $ 13.4        $   --          $  717.1
  Universal life and investment-type product
    policy fees..................................      122.3          73.3          0.7            --             196.3
  Net investment income and realized gains on
    investments..................................      823.1         132.4         69.6           2.3           1,027.4
  Group Pension Profits(2).......................       63.0            --           --            --              63.0
  Other income...................................       16.6          95.1         80.7           4.8             197.2
                                                    --------        ------       ------        ------          --------
                                                     1,727.8         301.7        164.4           7.1           2,201.0
Benefits and Expenses
  Benefits to policyholders......................      741.8          18.4         22.4           4.5             787.1
  Interest credited to policyholders' account
    balances.....................................       48.9          55.3         11.3            --             115.5
  Amortization of deferred policy acquisition
    costs........................................      107.1          30.7           --            --             137.8
  Dividends to policyholders.....................      227.5           2.0          1.2            --             230.7
  Other operating costs and expenses.............      287.5         105.7         93.7          60.4             547.3
                                                    --------        ------       ------        ------          --------
                                                     1,412.8         212.1        128.6          64.9           1,818.4
                                                    --------        ------       ------        ------          --------
Income before income taxes and extraordinary
  item...........................................   $  315.0        $ 89.6       $ 35.8        $(57.8)            382.6
                                                    ========        ======       ======        ======
Income tax expense...............................                                                                 132.0
                                                                                                               --------
Income before extraordinary items................                                                                 250.6
Extraordinary items..............................                                                                   2.0
                                                                                                               --------
Net Income.......................................                                                              $  248.6
                                                                                                               ========

                                                                    FOR THE YEAR ENDED DECEMBER 31, 1998
                                                   ----------------------------------------------------------------------
                                                   PROTECTION    ACCUMULATION    OTHER     RECONCILING(1)    CONSOLIDATED
                                                   ----------    ------------    ------    --------------    ------------
Revenues
  Premiums.......................................   $  702.3        $  2.6       $ 16.9         $ --           $  721.8
  Universal life and investment-type product
    policy fees..................................       86.2          64.1          1.3           --              151.6
  Net investment income and realized gains on
    investments..................................      704.5         136.3         63.8          2.2              906.8
  Group Pension Profits(2).......................       56.8            --           --           --               56.8
  Other income...................................       23.6          72.8         61.1          5.7              163.2
                                                    --------        ------       ------         ----           --------
                                                      1573.4         275.8        143.1          7.9            2,000.2
Benefits and Expenses
  Benefits to policyholders......................      731.9          19.0         31.0          7.9              789.8
  Interest credited to policyholders' account
    balances.....................................       42.5          60.6         10.6           --              113.7
  Amortization of deferred policy acquisition
    costs........................................      101.4          29.6           --           --              131.0
  Dividends to policyholders.....................      215.2           1.7          1.3           --              218.2
  Other operating costs and expenses.............      288.7          84.4         80.2           --              453.3
                                                    --------        ------       ------         ----           --------
                                                     1,379.7         195.3        123.1          7.9            1,706.0
                                                    --------        ------       ------         ----           --------
Income before income taxes and extraordinary
  item...........................................   $  193.7        $ 80.5       $ 20.0         $ --              294.2
                                                    ========        ======       ======         ====
Income tax expense...............................                                                                 103.0
                                                                                                               --------
Income before extraordinary items................                                                                 191.2
Extraordinary items..............................                                                                  27.2
                                                                                                               --------
Net Income.......................................                                                              $  164.0
                                                                                                               ========

                             RESULTS OF OPERATIONS

                                                             FOR THE YEAR ENDED DECEMBER 31, 1997
                                            ----------------------------------------------------------------------
                                            PROTECTION    ACCUMULATION    OTHER     RECONCILING(1)    CONSOLIDATED
                                            ----------    ------------    ------    --------------    ------------
Revenues
  Premiums................................   $  817.0        $  5.0       $ 16.6        $  --           $  838.6
  Universal life and investment-type
     product policy fees..................       74.9          50.9          1.5           --              127.3
  Net investment income and realized gains
     on investments.......................      611.9         131.4         59.9          1.9              805.1
  Group Pension Profits(2)................       60.0            --           --           --               60.0
  Other income............................       34.9          52.1         53.1          5.3              145.4
                                             --------        ------       ------        -----           --------
                                              1,598.7         239.4        131.1          7.2            1,976.4
Benefits and Expenses
  Benefits to policyholders...............      776.8          21.2         35.0          7.1              840.1
  Interest credited to policyholders'
     account balances.....................       44.3          71.4         10.4         (0.2)             125.9
  Amortization of deferred policy
     acquisition costs....................      146.8          34.4           --           --              181.2
  Dividends to policyholders..............      221.0           2.0          1.2          0.1              224.3
  Other operating costs and expenses......      280.8          66.3         66.2          3.9              417.2
                                             --------        ------       ------        -----           --------
                                              1,469.7         195.3        112.8         10.9            1,788.7
                                             --------        ------       ------        -----           --------
Income before income taxes and
  extraordinary item......................   $  129.0        $ 44.1       $ 18.3        $(3.7)             187.7
                                             ========        ======       ======        =====
Income tax expense........................                                                                  57.3
                                                                                                        --------
Income before extraordinary items.........                                                                 130.4
Extraordinary items.......................                                                                  13.3
                                                                                                        --------
Net income................................                                                              $  117.1
                                                                                                        ========

---------------
(1) Amounts reported as "reconciling" primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group and (iii) a one-time restructuring charge in 1999 of $59.7 million pretax relating to the Company's early retirement program.
(2) See Note 10 to the Consolidated Financial Statements contained herein.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Premiums --

     Premium revenue was $717.1 million for 1999, a decrease of $4.7 million, or 0.7%, from $721.8 million reported for 1998. The decrease resulted primarily from $1.7 million of lower sales of immediate annuities in the Accumulation Products segment and $3.5 million of lower premiums relating primarily to group pension business recorded in the Other Products segment. The increase in premiums of $0.5 million in the Protection Products segment was primarily due to $20.6 million of premiums from Sagamore which was acquired at December 31, 1998, offset by (i) lower renewal premiums of approximately $18.8 million, and (ii) lower single premiums of approximately $1.8 million.

     Universal life and investment-type product policy fees --

     Universal life and investment-type product policy fees were $196.3 million for 1999, an increase of $44.7 million, or 29.5%, from $151.6 million reported for 1998. The increase in fees during 1999, as compared to 1998, consisted of higher Protection Products segment fees of $36.1 million and higher Accumulation Product segment fees of $9.2 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company's variable universal life ("VUL") and corporate sponsored variable universal life ("CSVUL") business of approximately $13.9 million and $3.3 million, respectively. For 1999, the Company reported total fees from its VUL business of $33.7 million, as compared to $19.8 million reported for 1998. The increase in VUL fees is primarily due to higher charges for the cost of insurance, loading, administration, and surrender charges. The increase in fees in the Accumulation Products segment was primarily due to an increase in surrender charges of $7.8 million on the Company's FPVA business. Surrenders were $872.6 million, as compared to $537.8 million in 1998. The increase in surrenders were primarily due to the aging of the block of business and consequent decrease in surrender charges and increased competition. During 1999,

FPVA account values increased by approximately $114.3 million. For 1999, the Company reported total fees from its FPVA business of $72.8 million, as compared to $63.4 million reported for 1998. See "New Business Information".

     Net investment income and realized gains on investments --

     Net investment income was $902.3 million for 1999, an increase of $166.6 million, or 22.6%, from $735.7 million reported for 1998. The increase in net investment income is primarily due to the combination of higher yields on invested assets (mostly due to higher equity partnerships income), higher average balances, and changes in the mix of invested assets during 1999, as compared to 1998. Higher yields on invested assets in 1999, resulted in higher investment income of approximately $108.3 million. In addition, an increase in the Company's average total invested assets between the periods of approximately $379.8 million, as well as changes in the mix of invested assets from real estate to relatively higher yielding fixed maturity securities, mortgages and equity securities resulted in additional increases in investment income of approximately $58.3 million. The increase in average invested assets was primarily a result of IPO proceeds received, gains on sales of real estate, and positive cash flow from operations and investing activities between the periods. For 1999, the Company's average investment in fixed maturity securities (before cumulative unrealized gains or losses), mortgages, equity securities and cash and short term securities increased by approximately $494.1 million, $141.7 million, $91.0 million and $31.9 million, respectively, while real estate and other invested assets (mostly real estate partnerships) decreased by approximately $374.0 million, and $15.3 million, respectively. As of December 31, 1999, invested assets were $10,831.8 million (including cumulative unrealized losses of $206.4 million for fixed maturity securities) compared to $10,991.2 million (including cumulative unrealized gains of $252.5 million for fixed maturity securities) for the prior period. At December 31, 1999, fixed maturity securities, mortgage loans and real estate represented approximately 60.4%, 15.8% and 3.4%, respectively, of total invested assets, as compared to 61.0%, 12.9% and 5.7%, respectively, at December 31, 1998. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 8.3% and 9.4%, respectively, for the year ended December 31, 1999, as compared to 7.0% and 8.6%, respectively, for the year ended December 31, 1998.

     Net realized capital gains were $125.1 million for 1999, a decrease of $46.0 million, or 26.9%, from $171.1 million for the comparable prior year period. The decrease is due to lower sales gains on real estate and real estate partnerships of $89.2 million, lower gains on prepayments and sales of fixed maturities securities of $25.5 million, higher valuation allowances on mortgages of $6.1 million, higher valuation allowances for real estate added to the held for sale category of $0.4 million, offset by higher sales gains on equity securities of $70.1 million and lower losses for other than temporary impairment on fixed maturities securities of $8.4 million. Gains on the sale of real estate and real estate partnerships were $68.2 million for 1999, compared to $157.4 million for the prior year period. Prepayment/sales losses for fixed maturities were $1.9 million for 1999, compared to gains of $23.6 million for the prior year period. Additional allowances for mortgages were $3.1 million for 1999, compared to gains of $3.0 million for the prior year period. Additional provisions for valuation allowances on real estate held for sale were $12.1 million for 1999, compared to $11.7 million for the prior year period. Gains on sales of equity securities were $77.6 for 1999, compared to $7.5 million for the prior year period. Losses on other than temporary impairments on fixed maturity securities we $6.7 million for 1999, compared to $15.1 million for the prior year period.

     Net investment income and net realized gains on investments are allocated to the Company's segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See "Segments".

     Group Pension Profits --

     Group Pension Profits were $63.0 million for 1999, an increase of $6.2 million, or 10.9%, from $56.8 million in 1998. Group Pension Profits in 1999 consisted of $35.7 million of Group Pension Payments and $27.3 million relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In 1998, Group Pension Profits consisted of $49.8 million of Group Pension Payments and a $7.0 million reduction in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. The increase in Group Pension Profits is primarily due to a release of valuation allowances on real estate sold during 1999, offset by decreases in the Group Pension Payments, which is consistent with the continuing run-off of the Existing Deposits.

     For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to
Note 10 of the Consolidated Financial Statements included herein. Management believes that Group Pension Profits will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002.

     Other income --

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $197.2 million for 1999, an increase of $34.0 million, or 20.8%, from $163.2 million reported for 1998. The increase was primarily due to higher income of $22.3 million and $19.6 million in the Accumulation Products and Other Products segments, respectively, offset in part by lower income of $7.0 million in the Protection Products segment. The increase in income recorded in the Accumulation Products segment was primarily attributable to higher fees earned by the Company's mutual fund management operations. The Company's mutual fund management operations reported $84.9 million in fees from advisory, underwriting and distribution services in 1999, as compared to $61.8 million reported in 1998, as assets under management increased to approximately $8.8 billion at December 31, 1999 from $6.9 billion at December 31, 1998. The increase in income recorded in the Other Products segment was primarily due to higher commissions earned by the Company's broker-dealer operations of $19.9 million. During 1999, the Company's broker-dealer operations reported commission earnings of $63.4 million, as compared to $43.5 million reported in 1998. The decrease in other income recorded in the Protection Products segment of $7.0 million was primarily due to reinsurance allowances of $5.9 million.

     Benefits to policyholders --

     Benefits to policyholders were $787.1 million for 1999, a decrease of $2.7 million, or 0.3%, from $789.8 million reported for 1998. The decrease consisted primarily of; (i) lower benefits of approximately $0.6 million and $8.6 million recorded in the Accumulation Products and Other Products segment, respectively,
(ii) lower benefits of approximately $3.4 million incurred by the Company's benefit plans (which are reflected as a reconciling item in the table above), offset in part by, (iii) higher benefits of $9.9 million in the Protection Products segment. The decrease of $0.6 million in the Accumulation Products segment was primarily due to lower reserves on immediate annuities resulting from lower sales offset by an increase in the issuance of supplementary contracts during 1999. The decrease of $8.6 million in the Other Products segment was primarily due to lower benefits of $4.3 million relating to the Company's retained group pension business and lower aviation losses of $2.0 million resulting from the Company's reduced participation in an aviation pool. The increase in the Protection Products segment of $9.9 million was primarily due to; (i) $26.7 million of benefits related to Sagamore and, (ii) a $60.6 million increase in surrenders on traditional business to $383.0 million for 1999, as compared to $322.4 million for 1998, offset in part by, (iii) a decrease in reserves on traditional business of approximately $74.1 million at December 31, 1999, from $165.6 million at December 31, 1998.

     Interest credited to policyholders' account balances --

     Interest credited to policyholders' account balances was $115.5 million for 1999, an increase of $1.8 million, or 1.6%, from $113.7 million reported for 1998. The increase consisted primarily of; (i) higher interest crediting of $4.3 million in the Protection Products segment resulting from the consolidation of Sagamore, offset primarily by, (ii) lower interest crediting of approximately $5.3 million in the Accumulation Products segment relating to the Company's single premium deferred annuity ("SPDA") business. During 1999, SPDA account value decreased approximately $77.8 million to $379.4 million, as compared to $457.2 million at the end of 1998. The decrease in account value in 1999 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products. Average interest crediting rates on the Company SPDA's were approximately 5.3% and 5.5% in 1999 and 1998, respectively.

     Amortization of deferred policy acquisition costs --

     Amortization of deferred policy acquisition costs ("DAC") was $137.8 million for 1999, an increase of $6.8 million, or 5.2%, from $131.0 million reported for 1998. The increase primarily resulted from higher amortization in both the Protection Products and Accumulation Products segments of approximately $5.7 million and $1.1 million, respectively. The increase in DAC amortization in the Protection Products segment primarily consisted of: (i) $1.1 million related to the consolidation of Sagamore, (ii) $6.6 million of higher amortization related to the Company's VUL business as a result of better mortality and rapid growth in this product, (iii) $5.9 million of higher amortization related to the Company's international business as a result of poor persistency, offset in part by, (iv) a decrease in amortization of approximately $8.3 million related to traditional life products. The increase in DAC amortization of $1.1 million in the Accumulation Products segment was primarily due to the aging block of FPVA business.

     Dividends to policyholders --

     Dividends to policyholders were $230.7 million for 1999, an increase of $12.5 million, or 5.7%, from $218.2 million reported for 1998. The increase, substantially all of which occurred in the Protection Products segment, resulted primarily the accrual of an additional dividend liability in the Closed Block of approximately $9.5 million reflecting results that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 3 to the Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block (November 16, 1998) will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses --

     Other operating costs and expenses were $547.3 million for 1999, an increase of $94.0 million, or 20.7%, from $453.3 million reported for 1998. The increase of $94.0 million consisted primarily of approximately $27.1 million, $19.1 million, and $19.7 million of costs directly attributable to the Protection Products, Accumulation Products and Other Products segment, respectively, as well as higher allocable and other miscellaneous direct costs of approximately $28.1 million. To the extent that costs are not directly identifiable with an operating segment, such costs are allocated to the Company's operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company's product pricing (see "Segments"). As further discussed below, the increase in operating costs and expenses in 1999 as compared to 1998 was primarily attributable to: (i) higher commissions and other selling costs associated with the increase in revenues reported by the Company's mutual fund and broker-dealer operations, (ii) the consolidation of Sagamore, (iii) the Company's continuing investment in its international operations and (iv) certain strategic initiatives, offset by (v) certain operating efficiencies and other cost reductions. Following sets forth additional information with respect to the increase in operating costs in 1999, as compared to 1998:

     The increase of $27.1 million in costs directly attributable to the Protection Products segment consisted of $16.3 million from the consolidation of Sagamore and an increase of $10.8 million in costs related to the company's international operations, which was primarily due to increased compensation costs associated with the recruitment of additional international sales representatives and costs incurred to develop and administer new products. During 1999, the number of international field representatives increased 139 to 318 at December 31, 1999, as compared to 179 at December 31, 1998. The increase of $19.1 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $19.7 million in costs directly attributable to the Other Products segment primarily consisted of higher commissions and other expenses incurred by the Company's broker-dealer operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The net increase in other allocable operating costs and expenses primarily consisted of (i) a one-time restructuring charge of $59.7 million relating to the Company's voluntary early retirement program -- see Early Retirement Program discussion below, (ii) $3.3 million of transfer agent fees, (iii) $7.1 million related to and increase in company benefit plan expenses, offset by (iv) $10.8 million of lower costs associated with addressing the Year 2000 issue, and (v) $25.8 million of lower cost associated with restructuring the Company's career agency sales force, savings resulting from the early retirement program and other strategic initiatives.

     The Company's provision for federal income taxes in 1999 was $132.0 million, compared to $103.0 million in 1998. The Company's effective tax rate before extraordinary item was approximately 34.5% in 1999, as compared to approximately 35.0% in 1998.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Premiums --

     Premium revenue was $721.8 million for 1998, a decrease of $116.8 million, or 13.9%, from $838.6 million reported for 1997. The decrease, substantially all of which (approximately $114.7 million) occurred in the Company's Protection Products segment, was primarily due to: (i) lower premiums of approximately $74.4 million due to the transfer of the Company's disability income insurance business in December of 1997 pursuant to the DI Transaction, as hereafter defined (see "DI Transaction"), (ii) lower new and renewal premiums of approximately $6.1 million and $26.1 million, respectively, and (iii) lower single premiums of approximately $8.1 million due to a reduction in the Company's dividend scales (substantially all single premiums result from policyholders electing to buy additional insurance coverage with dividends received on existing policies).

     Universal life and investment-type product policy fees --

     Universal life and investment-type product policy fees were $151.6 million for 1998, an increase of $24.3 million, or 19.1%, from $127.3 million reported for 1997. The increase in fees during 1998, as compared to 1997, consisted of higher Protection Products segment fees of $11.3 million and higher Accumulation Product segment fees of $13.2 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company's VUL and corporate sponsored variable universal life ("CSVUL") business of approximately $9.8 million and $3.2 million, respectively. The Company first began offering CSVUL business during the 4th quarter of 1998. For 1998, the Company reported total fees from its VUL business of $27.5 million, as compared to $17.7 million reported for 1997. The increase in VUL fees is primarily due to higher charges for the cost of insurance, administration, and loading. The increase in fees in the Accumulation Products segment was primarily due to an increase of $13.4 million in fees from the Company's FPVA business resulting primarily from an increase in the account value of such products. During 1998, FPVA account values increased by approximately $460.0 million. The average FPVA account value during 1998 was approximately $4.5 billion, as compared to $3.7 billion in 1997. For 1998, the Company reported total fees from its FPVA business of $63.4 million, as compared to $50.0 million reported for 1997. See "New Business Information".

     Net investment income and realized gains on investments --

     Net investment income was $735.7 million for 1998, an increase of $2.7 million, or 0.4%, from $733.0 million reported for 1997. Lower interest rates in 1998 resulted in lower investment income of approximately $22.0 million, while an increase in the Company's average total invested assets during 1998 of approximately $179.9 million, as compared to 1997, and changes in the mix of invested assets from lower yielding real estate to higher yielding fixed maturity securities resulted in an increase in investment income of approximately $24.7 million. The effect of investing new money of approximately $2.4 billion (including the proceeds from prepayments, sales and maturities of its invested assets, as well as net cash flow from operating activities), reduced the total yield on invested assets by approximately 10 basis points in 1998 compared to 1997. Average total invested assets in 1998 increased, as compared to 1997; primarily as a result of proceeds received in the Offerings and positive cash flow from operations and investing activities. During 1998, the Company's average investment in fixed maturity securities (before unrealized gains or losses) increased by approximately $539.8 million, while its average investment in mortgage loans and real estate decreased by approximately $81.1 million and $435.5 million, respectively. At December 31, 1998, fixed maturity securities, mortgage loans and real estate represented approximately 61.0%, 12.9% and 5.7%, respectively, of total invested assets, as compared to 56.9%, 13.7% and 10.6%, respectively, at December 31, 1997. The annualized yield on the Company's invested assets before and after realized gains/(losses) on investments was 7.0% and 8.6%, respectively, for the year ended December 31, 1998, as compared to 7.1% and 7.8%, respectively, for 1997. See "Investments".

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

     Net investment income and net realized gains on investments are allocated to the Company's segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See "Segments".

     Group Pension Profits --

     Group Pension Profits (see Note 10 to the Consolidated Financial Statements) were $56.8 million for 1998, a decrease of $3.2 million, or 5.3%, from $60.0 million reported for 1997. Group Pension Profits in 1998 consisted of $49.8 million of Group Pension Payments and $7.0 million relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. In 1997, Group Pension Profits consisted of $55.7 million of Group Pension Payments and a $4.3 million reduction in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction. Group Pension Payments in 1998 decreased from that recorded in 1997 primarily because of the continuing run-off of the Existing Deposits. The decrease in valuation allowances in 1998 resulted primarily from the decrease in mortgage loan assets supporting the transferred business due to prepayments of such loans.

     For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to
Note 10 of the Consolidated Financial Statements included herein. Management believes that Group Pension Profits will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002.

     Other income --

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $163.2 million for 1998, an increase of $17.8 million, or 12.2%, from $145.4 million reported for 1997. The increase was primarily due to higher income of $20.7 million and $8.0 million in the Accumulation Products and Other Products segments, respectively, offset in part by lower income of $11.3 million in the Protection Products segment. Substantially all of the increase in income recorded in the Accumulation Products segment was attributable to higher fees earned by the Company's mutual fund management operations. The Company's mutual fund management operations reported $61.8 million in fees from advisory, underwriting and distribution services in 1998, as compared to $42.3 million reported in 1997, as assets under management increased to approximately $6.9 billion at December 31, 1998 from $5.4 billion at December 31, 1997. The increase in income recorded in the Other Products segment in 1998 as compared to 1997 was primarily due to higher commissions earned by the Company's broker-dealer operations of approximately $11.1 million, offset by approximately $3.1 million of lower revenues from an aviation reinsurance pool in which the Company participates. During 1998, the Company's broker-dealer operations reported commission earnings of $43.5 million, as compared to $32.4 million reported in 1997. The decrease in other income recorded in the Protection Products segment of $11.3 million was primarily due to: (i) a non-recurring gain of $19.4 million recognized in 1997 relating to certain assets which had appreciated in value and were transferred to partially fund the cost of the indemnity reinsurance purchased in connection with the DI Transaction, as hereafter defined (see "DI Transaction"), partially offset by, (ii) an increase in reinsurance allowances and officer life insurance premiums of $5.9 million and $2.2 million, respectively.

     Benefits to policyholders --

     Benefits to policyholders were $789.8 million for 1998, a decrease of $50.3 million, or 6.0%, from $840.1 million reported for 1997. The decrease, substantially all of which (approximately $44.9 million) occurred in the Company's Protection Products segment, was primarily due to the transfer of the Company's disability income insurance business pursuant to the DI Transaction in 1997, as hereafter defined (See "DI Transaction"). Benefits to policyholders recorded in 1998 relating to the business transferred pursuant to the DI Transaction decreased by $47.3 million to $0.9 million, as compared to $48.2 million recorded in 1997. In addition, the change in reserves on traditional business in 1998 decreased $21.2 million to $168.1 million, as compared to $189.3 million reported in 1997. Surrenders on traditional business in 1998 decreased $5.0 million to $322.4 million, as compared to $327.4 million in 1997. These increases were partially offset by an increase in traditional death benefits of $30.0 million.

     Interest credited to policyholders' account balances --

     Interest credited to policyholders' account balances was $113.7 million for 1998, a decrease of $12.2 million, or 9.7%, from $125.9 million reported for 1997. The decrease primarily resulted from lower interest crediting across all product lines in both the Protection and Accumulation segments of approximately $1.8 million and $10.8 million, respectively. The decrease in interest crediting in the Accumulation Products segment was primarily due to lower interest crediting of approximately $7.1 million relating to the Company's SPDA business. During 1998, SPDA account value decreased approximately $100.9 million to $457.2 million, as compared to $558.1 million at the end of 1997. The decrease in account value in 1998 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products. Average interest crediting rates on the Company SPDA's were approximately 5.5% in both 1998 and 1997, respectively.

     Amortization of deferred policy acquisition costs --

     Amortization of deferred policy acquisition costs ("DAC") was $131.0 million for 1998, a decrease of $50.2 million, or 27.7%, from $181.2 million reported for 1997. The decrease primarily resulted from lower amortization in both the Protection Products and Accumulation Products segments of approximately $45.4 million and $4.8 million, respectively. The decrease in DAC amortization in the Protection Products segment primarily resulted from: (i) a non-recurring charge of $33.6 million recorded in 1997 relating to the transfer of the Company's disability income insurance business pursuant to the DI Transaction, as hereafter defined (See "DI Transaction"), (ii) lower amortization of approximately $5.1 million resulting from a revision during 1997 of mortality assumptions on the Company universal life business, and (iii) lower amortization of approximately $6.7 million resulting from higher death claims in 1998 as compared to 1997. The decrease in DAC amortization of $4.8 million in the Accumulation Products segment was primarily due to approximately $2.9 million relating to the Company's single premium deferred annuity business as a result of lower profit margins caused by declining fund balances and a narrowing of interest spreads.

     Dividends to policyholders --

     Dividends to policyholders were $218.2 million for 1998, a decrease of $6.1 million, or 2.7%, from $224.3 million reported for 1997. The decrease primarily resulted from a decrease in the Protection Products segment of $5.8 million due to a reduction in the interest component of the dividend during 1997 by amounts ranging from 15 to 50 basis points, which was partially offset by an increase in life insurance reserves.

     Other operating costs and expenses --

     Other operating costs and expenses were $453.3 million for 1998, an increase of $36.1 million, or 8.7%, from $417.2 million reported for 1997. The increase consisted of approximately $15.7 million and $13.9 million of costs directly attributable to the Accumulation Products and Other Products segment, respectively, as well as higher allocable and other miscellaneous direct costs of approximately $6.5 million. To the extent that costs are not directly identifiable with an operating segment, other costs and operating expenses are allocated to the Company's operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company's product pricing (see "Segments"). Following sets forth additional information with respect to the increase in operating costs in 1998, as compared to 1997:

     The increase of $15.7 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $13.9 million in costs directly attributable to the Other Products segment primarily consisted of higher commissions and other expenses incurred by the Company's broker-dealer operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The net increase in other allocable operating costs and expenses primarily consisted of (i) $7.4 million of higher costs associated with addressing the Year 2000 issue, (ii) $17.0 million of higher cost associated with restructuring the Company's career agency sales force and other strategic initiatives, and (iii) $9.5 million of higher interest expense primarily relating to the MONY Notes issued on December 30, 1997, offset by (iv) approximately $6.4 million relating to a reduction in the fair value of the Company's liability under its non-qualified pension plan, (v) $3.7 million, $4.0 million and $2.7 million of non-recurring costs incurred in 1997 relating to the issuance of the MONY Notes, the cancellation of an information technology service agreement, and severance charges relating to the DI Transaction, respectively, and (vi) other miscellaneous items.

     Income tax expense --

     The Company's provision for federal income taxes in 1998, including the tax effect of demutualization expenses, of $103.0 million included no surplus tax, compared to a surplus tax benefit of $5.8 million in 1997. The Company's effective tax rate before the surplus tax and extraordinary item was 35.0% in 1998, as compared to approximately 33.6% in 1997. Prior to its reorganization pursuant to the Plan, MONY Life was subject to the surplus tax imposed on mutual life insurance companies under Section 809 of the Code. Section 809 requires (and the surplus tax results from) the disallowance of a portion of a mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, the MONY Life is no longer subject to the surplus tax.

NEW BUSINESS INFORMATION

     The Company distributes its products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers,
(ii) sales of Protection Products by the Company's U.S. Financial subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company's corporate marketing team, and (iv) sales of a variety of financial products and services through the Company's Trusted Advisors subsidiary. The table below and discussion which follows present certain information with respect to the Company's sales of protection and accumulation products during the years ended December 31, 1999, 1998 and 1997 by source of distribution. Management uses this information to measure the Company's sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual funds sales represent deposits made by customers during the periods presented.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
SOURCE OF DISTRIBUTION/SEGMENT
Protection Products(1):
  Career Agency system(2)...................................   $101.2      $ 86.4      $103.7
  U.S. Financial(2).........................................     26.5          --          --
  Complementary Distribution................................     66.6        84.4         2.0
                                                               ------      ------      ------
          Total new annualized life insurance premiums......   $194.3      $170.8      $105.7
                                                               ======      ======      ======

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Accumulation Products(1):
  Variable annuity(2)(3)....................................   $  423      $  612      $  713
  Career Agency system -- Proprietary retail mutual funds...      634         546         362
  Third-party distribution -- Proprietary retail mutual
     funds..................................................    1,198         749         389
                                                               ------      ------      ------
          Total Accumulation Product sales..................   $2,255      $1,907      $1,464
                                                               ======      ======      ======

---------------
(1) Annualized premiums represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to COLI business or single premium paying business. All premiums received on COLI business and single premium paying policies during the periods presented are included.
(2) Includes premiums or deposits that have been annualized.
(3) Excludes annualized premiums in 1999 associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Protection Segment --

  New Business Information for the year ended December 31, 1999 compared to the year ended December 31, 1998

     Total new annualized and single life insurance premiums for the year ended December 31, 1999 increased $23.5 million, or 13.8 %, to $194.3 million from $170.8 million in 1998. This increase was primarily due to new life insurance premiums produced by the Company's career agency system and international sales force. Such new life insurance premiums increased $14.8 million, or 17.1%, to $101.2 million in 1999 from $86.4 million in 1998. The number of agents comprising the Company's career agency system and international field force totaled 2,417 at December 31, 1999, compared to 2,447 at December 31, 1998. The decrease in the number of agents from period to period was primarily due to actions taken by the Company to terminate unproductive agents in response to new agent productivity. The number agents based in the U.S. decreased in 1999, as compared to 1998, while the Company's international sales force increased. U.S. Financial, which was acquired on December 31, 1998 and which markets its protection products primarily through brokerage general agents, contributed $26.5 million of annualized premium in 1999. Offsetting the aforementioned increases was a decrease in sales of COLI.

  New Business Information for the year ended December 31, 1998 compared to the year ended December 31, 1997

     New annualized life insurance premiums for 1998 were $170.8 million compared with $105.7 million in the prior year. The increase is due to sales of corporate sponsored variable universal life business, which the Company began marketing towards the end of 1997. This increase in sales was partially offset by declines in premiums produced by the company's career agency system. Career agency sales were lower due to delays in receiving product approval by regulators in the key states of New York, New Jersey and Texas. The Company's sales force grew 10% to 2,447 at year-end 1998 (career and international) from 2,216 at year-end 1997.

     Accumulation Segment --

     The following tables set forth assets under management at December 31, 1999, 1998, and 1997, as well as the changes in the primary components of assets under management during the years then ended:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1999     1998    1997
                                                              -----    ----    ----
                                                                 ($ IN BILLIONS)
ASSETS UNDER MANAGEMENT:
Individual variable annuities...............................  $ 4.9    $4.8    $4.3
Individual fixed annuities..................................    0.9     1.0     1.1
Proprietary retail mutual funds.............................    4.8     3.0     1.7
                                                              -----    ----    ----
                                                              $10.6    $8.8    $7.1
                                                              =====    ====    ====

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                  ($ IN BILLIONS)
INDIVIDUAL VARIABLE ANNUITIES:
Beginning account value.....................................  $ 4.8    $ 4.3    $ 3.2
Sales(1)....................................................    0.4      0.6      0.7
Market appreciation.........................................    0.5      0.4      0.7
Surrenders and withdrawals(1)...............................   (0.8)    (0.5)    (0.3)
                                                              -----    -----    -----
Ending account value........................................  $ 4.9    $ 4.8    $ 4.3
                                                              =====    =====    =====

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                  ($ IN BILLIONS)
PROPRIETARY RETAIL MUTUAL FUNDS:
Beginning account value.....................................  $ 3.0    $ 1.7    $ 1.0
Sales.......................................................    1.8      1.3      0.7
Dividends reinvested........................................    0.2      0.2      0.1
Market appreciation.........................................    0.5      0.2      0.1
Redemptions.................................................   (0.7)    (0.4)    (0.2)
                                                              -----    -----    -----
Ending account value........................................  $ 4.8    $ 3.0    $ 1.7
                                                              =====    =====    =====

---------------
(1) Amount presented for 1999 is net of approximately $727 million of transfers to new product series.

  New Business Information for the year ended December 31, 1999 compared to the year ended December 31, 1998

     New sales of variable annuities during 1999 were $423 million, a decrease of $189 million, or 14%, from $612 million reported for 1998. The decline in annuity sales was primarily due to; (i) increased competition in the marketplace, (ii) the introduction by some companies of bonus annuities, which the Company elected not to offer, and (iii) delays in obtaining approval of the Company's new annuity products in certain key states, primarily New York and New Jersey. During 1999, the Company took actions to reverse this trend, including changes in agent compensation plans, product improvements (including the addition of new fund options offered through the Company's annuities), and increased education and training of the Company's career agency sales force to emphasize the value of our annuity line compared to the competition. The Company recently received approval to market its new annuity products in the state of New York and New Jersey. Management expects an improvement in annuity sales in 2000 as a result of the aforementioned approval and a broader selection of fund choices introduced in 1999, as further discussed below.

     Sales of proprietary retail mutual funds offered by the Company's Enterprise Group of Funds subsidiary increased by $537 million, or 41%, to $1.8 billion at December 31, 1999, as compared to $1.3 billion at December 31, 1998. Proprietary mutual fund sales through the Company's career agency system increased approximately $87 million, or 16% to $634 million for 1999, as compared to $546 million for 1998. Proprietary mutual fund sales through third-party broker-dealers increased approximately $450 million, or 60%, to $1,198 million for 1999, as compared to approximately $749 million for 1998. The increase in sales primarily resulted from the expansion of third-party distribution arrangements and the introduction of a new internet fund and a multi cap fund which the Company began offering on July 1, 1999. Management expects to increase sales through third-party distribution in 2000 as a result of a distribution agreement entered into during the 4th quarter of 1999 with a major broker-dealer.

  New Business Information for the year ended December 31, 1998 compared to the year ended December 31, 1997

     New sales of variable annuities during 1998 were $612 million, a decrease of $101 million or 14%, from $713 million reported for 1997. The introduction of new products and delays in regulatory approvals in key states adversely affected variable annuity sales. Sales of its proprietary retail mutual funds offered by the Company's Enterprise Group of Funds subsidiary increased by $543 million, or 72% to $1.3 billion from $752 million at December 31, 1997. Proprietary mutual fund sales through the Company's career agency system increased approximately $184 million or 51% to $546 million at December 31, 1998 from $362 million at December 31, 1997. Proprietary mutual fund sales through third party broker dealers increased approximately $359 million or 92% to $749 million at December 31, 1998 from $389 million at December 31, 1997.

EARLY RETIREMENT PROGRAM

     On June 30, 1999, the Company announced a voluntary retirement program for approximately 500 eligible employees of which 300 employees elected to participate. The program is part of a company wide realignment of staff and resources, which may also include the elimination and/or shifting of certain job functions and the addition of employees with new skill sets. The Company recorded a one-time pre-tax restructuring charge of $59.7 million in 1999 related to this program which is reflected in other operating costs and expenses.

EXTRAORDINARY CHARGE FOR PLAN OF REORGANIZATION

     For the years ended December 31, 1999, 1998 and 1997, the Company reported extraordinary charges of $2.0 million, $27.2 million and $13.3 million, respectively, which were incurred in connection with the Plan. The costs incurred in 1998 and 1997 primarily included the fees of financial, legal, actuarial and accounting advisors to the Company and to the New York Insurance Department, as well as printing and postage for communication with policyholders. The charge reflected in 1999 represented expenses incurred in connection with the Company's commission-free sale and purchase program (the "Program") offered to shareholders pursuant to the Plan. The Program commenced August 17, 1999 and ended on November 17, 1999. Pursuant to the Program, shareholders who owned fewer than 100 shares could sell all of their shares or purchase additional shares to round up to 100 shares without incurring commissions.

DI TRANSACTION

     Effective December 31, 1997, the Company ceased writing new disability insurance business and transferred all of its existing in force disability income insurance business to a third party reinsurer, Centre Life Reinsurance, Ltd. ("Centre Re"), under an indemnity reinsurance contract (the "DI Transaction"). MONY Life Insurance Company remains contingently liable for all benefits payable with respect to such business if Centre Re fails to meet its obligations under the reinsurance agreement. As a result of this transaction, the Company recorded a pre-tax loss for the year ended December 31, 1997 of approximately $9.1 million which represented the excess of the amount paid for the indemnity reinsurance and deferred acquisition costs relating to such business (which were reflected on the Company's books at the date of the transaction) over the carrying value of the liabilities transferred. In addition, the indemnity reinsurance purchased pursuant to the DI Transaction replaced a previously existing reinsurance contract, which had been accounted for as a financing rather than reinsurance. The assets held on deposit under the replaced contract, which had a fair value in excess of the carrying value of the deposit on MONY's books at the date of the transaction, were used to partially fund the cost of the aforementioned indemnity agreement. As a result thereof, the Company recorded a gain of $19.4 million in 1997, which is separate from the DI Transaction and reported in "Other Income". The impact on the Company's historical consolidated operating results for the year ended December 31, 1997 from the Company's disability income insurance business was not material.

REPURCHASE OF SURPLUS NOTES

     On March 8, 2000, MONY Life repurchased the surplus note indebtedness it had outstanding at December 31, 1999. As a result of the repurchase, the Company will record an after-tax loss of approximately $36.1 million during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the aforementioned surplus notes, reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction, which aggregated approximately $55.5 million. This loss will be reported, net of tax, as an extraordinary item on the Company's income statement in 2000. See Liquidity and Capital Resources -- Issuance of Senior Notes and Repurchase of Surplus Notes.

LIQUIDITY AND CAPITAL RESOURCES

     MONY Group's cash flow consists of investment income from its invested assets (including interest from the Inter-company Surplus Notes, as hereafter defined) and dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of MONY Group's affairs and interest expense on the Senior Notes, as hereafter defined (see Issuance of Senior Notes and Repurchase of Surplus Notes below). As a holding company, MONY Group's ability to meet its cash requirements, pay interest expense on the Senior Notes, and pay dividends on its Common Stock substantially depend upon payments from MONY Life, including the receipt of; (i) dividends, (ii) interest income on the Inter-company Surplus Notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. Under the New York Insurance Law, MONY Life will be permitted to pay shareholder dividends to the MONY Group only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. Under the New York Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. The New York Insurance Department has established informal guidelines for the New York Superintendent's determinations that focus on, among other things, overall financial condition and profitability under statutory accounting practices. In addition, payments of principal and interest on the Inter-company Surplus Notes can only be made with the prior approval of the New York Superintendent "whenever, in his judgment, the financial condition of such insurer warrants". Such payments further may be made only out of surplus funds, which are available for such payments under the New York Insurance Law. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the MONY Group or that the New York Superintendent will approve interest payments to MONY Group on the Inter-company Surplus Notes. Accordingly, there can be no assurance that MONY Group will have sufficient funds to meet its cash requirements and pay cash dividends to shareholders. In addition, state insurance laws contain similar restrictions on the ability of the life insurance subsidiaries to pay dividends to MONY Life. There can be no assurance that state insurance laws will in the future permit the payment of dividends by the life insurance subsidiaries to MONY Life in an amount sufficient to support the ability of MONY Life to pay dividends to the MONY Group.

     In January 2000, the New York State Insurance Department approved, and MONY Life paid, a dividend to MONY Group in the amount of $75.0 million.

     The MONY Group expects to continue to pay a dividend on its common stock of at least $0.40 per share in 2000. However, because the Company has changed the frequency of dividend payments from quarterly to annual, it expects to increase the $0.40 per share dividend to compensate shareholders for the time value of money.

     Issuance of Senior Notes and Repurchase of Surplus Notes --

     On January 12, 2000, the Holding Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") to register certain securities. This registration, known as a "Shelf Registration", provides the Company with the ability to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuance's of securities thereunder. It is the intention of the Company to use this facility to raise proceeds for mergers and acquisitions and for other general corporate matters, as it considers necessary.

     On March 8, 2000, the Holding Company issued $300.0 million principal amount of senior notes (the "Senior Notes") pursuant to the aforementioned Shelf Registration. The senior notes mature on March 15, 2010, bear interest at 8.35% per annum and were priced at a discount to yield 8.38%. The principal amount of the senior notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the senior notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $297.0 million. Approximately $267.6 million of the net proceeds from the issuance of the senior notes was used by the Holding Company as discussed below to finance the repurchase, on March 3, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and a $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes", respectively), which were outstanding at December 31, 1999. See Note 16 to the Consolidated Financial Statements. The balance of the net proceeds from the issuance of the senior notes (approximately $29.4 million) will be used by the Holding Company for general corporate purposes.

     To finance MONY Life's repurchase of the 9.5% Notes and the 11.25% Notes, the Holding Company, on March 8, 2000:

          (i) purchased two surplus notes from MONY Life (hereafter referred to as the "Inter-company Surplus Notes") to replace the 9.5% Notes and the 11.25% Notes. The terms of the Inter-company Surplus Notes are identical to the 9.5% Notes and the 11.25% notes, except that the Inter-company Surplus Notes were priced to yield a current market rate of interest and the inter-company surplus note issued to replace the $116.5 million face amount of the 11.25% Notes was issued at a face amount of $100.0 million, and

          (ii) contributed capital to MONY Life in the amount of $52.6 million, which was equal to the after-tax cost to MONY Life of the premium it paid to repurchase the 9.5% Notes and the 11.25% Notes, plus an additional $16.5 million representing the difference between the face amounts of the inter-company surplus note which replaced the 11.25% Notes and the $116.5 million face amount of the 11.25% Notes.

     As a result of the repurchase of the 9.5% Notes and the 11.25% Notes, the Company will record an after-tax loss of approximately $36.1 million during the 1st quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $48.5 million, respectively. This loss will be reported, net of tax, as an extraordinary item on the Company's income statement in 2000.

     Capitalization --

     The Company's total capitalization, excluding accumulated comprehensive income, increased $153.1 million, or 7.6%, to $2,153.7 million at December 31, 1999, as compared to $2,000.6 million at December 31, 1998. The increase was primarily the result of net income of $248.6 million offset by decreases in total debt of $76.6 million (which related to the payment in full of certain real estate financing transactions during 1999) and dividend payments of $18.9 million. The Company's debt to equity (excluding accumulated comprehensive income) and debt to total capitalization ratios decreased to 16.1% and 13.9% at December 31, 1999, respectively, from 23.1% and 18.8% at December 31, 1998, respectively.

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

  MONY Life

     MONY Life's cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, operating expenses, income taxes and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to the Company's obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company's products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See
"Investments -- General."

     The events most likely to cause an adjustment in the Company's investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See "Investments -- General."

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at December 31, 1999 and 1998.

     WITHDRAWAL CHARACTERISTICS OF ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                            AMOUNT AT                   AMOUNT AT
                                                           DECEMBER 31,    PERCENT     DECEMBER 31,    PERCENT
                                                               1999        OF TOTAL      1998(1)       OF TOTAL
                                                           ------------    --------    ------------    --------
                                                                             ($ IN MILLIONS)
Not subject to discretionary withdrawal provisions.......    $1,449.9        18.5%       $1,401.3        17.9%
Subject to discretionary withdrawal -- with market value
  adjustment or at carrying value less surrender
  charge.................................................     5,165.6        66.1         5,166.7        66.0
                                                             --------       -----        --------       -----
Subtotal.................................................     6,615.5        84.6         6,568.0        83.9
Subject to discretionary withdrawal -- without adjustment
  at carrying value......................................     1,205.1        15.4         1,264.5        16.1
                                                             --------       -----        --------       -----
Total annuity reserves and deposit liabilities (gross)...     7,820.6       100.0%        7,832.5       100.0%
                                                             --------       =====        --------       =====
Less reinsurance.........................................        89.3                       121.7
                                                             --------                    --------
Total annuity reserves and deposit liabilities (net).....    $7,731.3                    $7,710.8
                                                             ========                    ========

---------------
(1) Reflects certain reclassifications of amounts previously reported.

     The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
PRODUCT LINE(1):
Traditional life(2).........................................  $  386.1    $  323.5    $  326.2
Variable and universal life.................................      38.9        33.2        29.5
Annuities(3)................................................     872.6       537.8       461.2
Group pension...............................................     328.0       256.2       384.3
                                                              --------    --------    --------
          Total.............................................  $1,625.6    $1,150.7    $1,201.2
                                                              ========    ========    ========

---------------
(1) Prior years' amounts have been restated primarily to include surrenders and withdrawals related to the retained group pension business.
(2) Includes $19.7 million in 1999 of surrenders in the Closed Block, the proceeds from which remained with the Company to fund premiums on newly issued traditional life policies outside the Closed Block.
(3) Excludes approximately $727.0 million in 1999 relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

     Annuity surrenders have increased for the year ended December 31, 1999 as compared to the comparable prior year periods primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in competition. In July, 1999, the Company has responded to this trend by enhancing its variable annuity products by offering new investment fund choices.

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 1999, the Company reported net cash outflows from operations of $30.0 million, as compared to cash inflow of $76.7 million in 1998. In 1999 and 1998 cash flow from operations excluded $175.7 million and $87.3 million, respectively of cash flow relating to the Closed Block. Total combined cash flow from operations for 1999 and 1998, including the Closed Block was $145.7 million and $164.0 million, respectively, a decrease of $18.3 million. The decrease from prior year is primarily due to higher operating expenses, higher benefit payments, and lower payments from the Group Pension Transaction (see Note 10 to the Consolidated Financial Statements), offset by lower federal income tax payments. The combined cash flow from operations for 1998 including the Closed Block was $164.0 million as compared to $69.1 million for 1997, an increase of $94.9 million. The increase was due to a non-recurring payment of $149.5 million made in 1997 in connection with the DI transaction, offset by other miscellaneous items in 1998 principally, extraordinary expenses, Year 2000 costs and costs incurred in connection with strategic initiatives. The Company's liquid assets include substantial U.S. treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of December 31, 1999, the Company had readily marketable fixed maturity securities with a carrying value of $6,546.2 million (including fixed maturities in the Closed Block), which were comprised of $3,577.6 million public and $2,968.6 million private fixed maturity securities. At that date, approximately 92.8% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at December 31, 1999 the Company had cash and cash equivalents of $377.2 million.

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

     On January 12, 2000, the Company announced a plan to repurchase up to 5% or approximately 2.4 million shares, of the outstanding common shares of the Company. Under the repurchase plan, the Company may repurchase from time to time, as market conditions and other factors warrant. The repurchase program may be discontinued at any time.

     At December 31, 1999, the Company had commitments to contribute capital to its equity partnership investments of $118.2 million, and commitments of $15.0 million to purchase private fixed maturity securities with an interest rate of 9%.

     At December 31, 1999, MONY Life had commitments to issue $8.7 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 7.25% to 8.75%. MONY Life also had commitments outstanding to underwrite $70.2 million of commercial mortgage loans as of December 31, 1999 with interest rates ranging from 7.00% to 8.92%.

     Of the $1,141.4 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at December 31, 1999, $26.6 million, $89.3 million and $161.7 million are scheduled to mature in 2000, 2001 and 2002, respectively. See "Investments -- Mortgage Loans -- Commercial Mortgage Loans".

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 6.3% to 7.7%. Maturities range from June 2000 to February 2002. For the years ended December 31, 1999, 1998 and 1997, interest expense on such mortgage loans aggregated $5.0 million, $9.0 million, and $12.3 million, respectively.

     During 1989, the Company entered into a transaction which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8% per annum. The obligation was paid in full on December 1, 1999. At December 31, 1998 and 1997, the outstanding balance of the obligation including accrued interest was $42.4 million and $41.3 million, respectively. Interest expense on the obligation of $2.9 million, $3.1 million, and $3.0 million is reflected in Other Operating Costs and Expenses on the Company's statements of income for the years ended December 31, 1999, 1998 and 1997, respectively.

     In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note was due January 1, 2009. The remaining balance of the interest bearing note was paid in full on December 1, 1999, as part of the sale of the property to a third party. This transaction continues to be accounted for as a sale/leaseback arrangement, with the proceeds received amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.3 million in 2000, $7.4 million in 2001, $7.6 million in 2002, $7.7 million in 2003, $7.9 million in 2004 and $33.1 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     At December 31, 1999, aggregate maturities of long-term debt based on required principal payments for 2000 and the succeeding four years are $0.0 million, $0.0 million, $5.4 million, $0.0 million and $0.0 million, respectively, and $240.0 million thereafter.

     Aggregate contractual debt service payments on the Company's debt at December 31, 1999, for 2000 and the succeeding four years are $25.4 million, $25.4 million, $30.4 million, $25.0 million and $25.0 million, respectively, and $608.7 million thereafter.

     Among the assets allocated to the Closed Block are the Series A Notes. MONY Life has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments on the Series A Notes pursuant to the terms thereof, as described in Note 10 to the Consolidated Financial Statements.

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

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at December 31, 1999 and December 31, 1998 were in excess of the minimum required RBC.

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or its fair value, less associated selling costs (see Note 4 to the Consolidated Financial Statements). Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. Real estate classified as to be disposed of may also be net of impairment adjustments recorded prior to the time such real estate was designated for sale or at the time of foreclosure, if acquired in satisfaction of debt. At December 31, 1999, 1998 and 1997, the carrying value of real estate to be disposed of was $322.9 million, $312.9 million and $621.2 million, respectively, or 3.0%, 2.8% and 5.9% of invested assets at such dates, respectively. The aforementioned carrying values are net of valuation allowances of $22.0 million, $30.6 million and $82.7 million, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $62.3 million, $79.1 million and $182.3 million of impairment adjustments, respectively. For the years ended December 31, 1999, 1998, and 1997, such increases in valuation allowances aggregated $12.1 million, $6.7 million and $63.8 million, respectively. Because the carrying value of real estate to be disposed of is adjusted to reflect the aforementioned valuation allowances, management expects that the net proceeds from sales of real estate will not be materially different from the carrying value of such real estate on a GAAP basis. However, there can be no assurance that increases in valuation allowances will not be required in the future or that future sales of real estate will not be made at amounts below recorded GAAP carrying value which may have a material effect on the Company's financial position and results of operations.

     In addition, as a result of differences between SAP and GAAP, the carrying value of real estate on a SAP basis exceeds the carrying value of such investments on a GAAP basis. Accordingly, management expects to incur losses on a SAP basis as a result of anticipated real estate sales, which losses could materially affect the Company's statutory-basis surplus and net income. Although there can be no assurance, the Company believes that any such impact on statutory surplus will be substantially offset by the release of the statutory investment reserves established by the Company. The Company will monitor the results of its real estate sales strategy and its ongoing effect on statutory surplus. The GAAP carrying value of real estate to be disposed of was $322.9 million at December 31, 1999 (or 3.0% of invested assets), which amount is net of impairment adjustments and valuation allowances aggregating approximately $62.3 million and $22.0 million, respectively. There can be no assurance as to whether, when or for what amounts any real estate that is classified to be disposed of will actually be disposed of. For the years ended December 31, 1999, 1998 and 1997 the GAAP carrying value of real estate sold was approximately $281.4 million, $424.7 million and $346.3 million, respectively. For the years ended December 31, 1999, 1998 and 1997, the SAP carrying value of real estate sold was approximately $496.7 million, $593.8 million and $395.0 million, respectively (see "Investments -- Equity Real Estate", "-- Investment Impairments and Valuation Allowances" and Note 19 to the Consolidated Financial Statements.)

     The following table sets forth certain data concerning the Company's real estate sales during the periods indicated.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
                                                                      ($ IN MILLIONS)
Sales proceeds..............................................  $ 349.5     $ 573.4     $433.9
                                                              -------     -------     ------
Carrying value before impairment adjustments and valuation
  allowances................................................  $ 420.5     $ 570.1     $462.3
Impairment adjustments......................................   (121.1)     (100.1)     (88.9)
Valuation allowances........................................    (18.0)      (45.3)     (27.1)
                                                              -------     -------     ------
Carrying value after impairment adjustments and valuation
  allowances................................................  $ 281.4     $ 424.7     $346.3
                                                              -------     -------     ------
Gain........................................................  $  68.1     $ 148.7     $ 87.6
                                                              =======     =======     ======

---------------
(1) Excludes sales of unconsolidated real estate joint venture interests. Real estate joint venture interests are reported in Other Invested Assets. Gains from the sales of such interests in 1999, 1998 and 1997 were $0.0 million, $19.6 million and $1.1 million, respectively. See Note 4 to the Consolidated Financial Statements.

     Most of the proceeds from real estate sales have been invested in fixed maturity securities. This has served to make the overall asset portfolio somewhat more sensitive to changes in interest rates. It has also served to reduce exposure to an illiquid asset class, real estate, and increase exposure to a more liquid asset class, fixed maturity securities.

YEAR 2000

     The Company successfully completed its Year 2000 Project (the "Project") to ensure Year 2000 readiness. The Company developed and implemented an enterprise-wide plan to prepare for the Year 2000 issue by ensuring compliance of all applications, operating systems and hardware on mainframe, PC and local area network ("LAN") platforms; ensuring the compliance of voice and data network software and hardware; addressing issues related to non-IT systems in buildings, facilities and equipment which may contain date logic in embedded chips; and addressing the compliance of key vendors and other third parties.

     The total cost of the Project was $25.4 million. The Company does not expect to incur any material future costs on the Project.

     The Company has not experienced any significant Year 2000 related problems post-December 31, 1999 with its operations or with any external parties with which business is conducted. Based on this experience and the amount of work and testing previously performed, the Company believes the likelihood of a Year 2000 issue that would have a material effect on the Company's consolidated financial position and results of its operations continues to be remote as the Company performs month-end, leap year, quarter-end, and year-end processing. However, there is still the possibility that future Year 2000 related failures in the Company's systems or equipment and/or failure of external parties to achieve Year 2000 compliance could have a material adverse effect on the Company's consolidated financial position and results of its operations.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations except insofar as inflation affects interest rates.

                                  INVESTMENTS

     On the effective date of the Plan, the Company's invested assets were allocated between the Closed Block and operations outside the Closed Block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, the invested assets in the Closed Block have been combined with the Company's invested assets outside the Closed Block for purposes of the following discussion and analysis. In addition, the following discussion excludes invested assets transferred in the Group Pension Transaction. Accordingly, this discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 10 to the Consolidated Financial Statements.

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

     The Company had total consolidated assets at December 31, 1999 of approximately $24.8 billion. Of the Company's total consolidated assets at such date, approximately $13.3 billion represented assets held in the Company's general account (which includes $6.2 billion of assets in the Closed Block), approximately $5.1 billion represented assets transferred pursuant to the Group Pension Transaction (see Note 10 to the Consolidated Financial Statements), and approximately $6.4 billion were held in the Company's separate accounts, for which the Company does not generally bear investment risk.

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

                                INVESTED ASSETS

                                                                         AS OF DECEMBER 31,
                                                              ----------------------------------------
                                                                     1999                  1998
                                                              ------------------    ------------------
                                                              CARRYING     % OF     CARRYING     % OF
                                                                VALUE      TOTAL      VALUE      TOTAL
                                                              ---------    -----    ---------    -----
                                                                          ($ IN MILLIONS)
Fixed maturities............................................  $ 6,546.2     60.4%   $ 6,706.0     61.0%
Equity securities...........................................      519.8      4.8        457.2      4.2
Mortgage loans on real estate...............................    1,713.4     15.8      1,420.0     12.9
Policy loans................................................    1,268.2     11.7      1,269.6     11.6
Real estate to be disposed of...............................      322.9      3.0        312.9      2.8
Real estate held for investment.............................       46.2      0.4        321.3      2.9
Other invested assets.......................................       38.0      0.4         40.7      0.4
Cash and cash equivalents...................................      377.1      3.5        463.5      4.2
                                                              ---------    -----    ---------    -----
Total invested assets.......................................  $10,831.8    100.0%   $10,991.2    100.0%
                                                              =========    =====    =========    =====

     The following table illustrates the net investment income yields based on average annual asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category. Equity real estate income is shown net of operating expenses, depreciation and minority interest. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fee income.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                              1999    1998    1997
                                                              ----    ----    ----
Fixed maturities............................................   7.2%    7.4%    7.6%
Equity securities...........................................  39.7    13.5    16.6
Mortgage loans on real estate...............................   8.2     8.7     9.1
Policy loans................................................   6.5     6.6     6.6
Real estate.................................................   7.0     5.0     4.3
Other invested assets.......................................  (0.5)    1.8     1.3
Cash and cash equivalents...................................   4.1     4.8     5.8

Total invested assets before investment expenses............   8.6     7.4     7.5
     Investment expenses....................................  (0.3)   (0.4)   (0.4)
                                                              ----    ----    ----
Total invested assets after investment expenses.............   8.3%    7.0%    7.1%
                                                              ====    ====    ====

     The yield on general account invested assets (including net realized gains and losses on investments) was 9.4%, 8.6% and 7.8% for the years ended December 31, 1999, 1998 and 1997, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 60.4% and 61.0% of total invested assets at December 31, 1999 and 1998, respectively.

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

     The following tables present the Company's private, public and total fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Securities Rating Organizations as of December 31, 1999 and 1998, as well as the percentage, based on fair value, that each designation comprises.

                   PUBLIC FIXED MATURITIES BY CREDIT QUALITY

                                                        AS OF DECEMBER 31, 1999          AS OF DECEMBER 31, 1998
                                                     ------------------------------   ------------------------------
       NAIC                  RATING AGENCY           AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF    ESTIMATED
      RATING                   EQUIVALENT              COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
      ------         ------------------------------  ---------   -----   ----------   ---------   -----   ----------
                                                                             ($ IN MILLIONS)
1..................  Aaa/Aa/A                        $2,745.1     74.1%   $2,651.7    $2,556.5     71.8%   $2,648.4
2..................  Baa                                769.2     20.8       742.7       858.1     24.2       893.0
3..................  Ba                                 171.0      4.6       164.9       138.5      3.8       140.6
4..................  B                                   13.1      0.4        14.8         4.9      0.1         4.9
5..................  Caa and lower                        1.1      0.1         2.2         1.0       --         1.4
6..................  In or near default                   0.4       --         0.4          --       --          --
                                                     --------    -----    --------    --------    -----    --------
                     Subtotal                         3,699.9    100.0     3,576.7     3,559.0     99.9     3,688.3
                     Redeemable preferred stock           1.0       --         0.9         2.2      0.1         1.9
                                                     --------    -----    --------    --------    -----    --------
                     Total public fixed maturities   $3,700.9    100.0%   $3,577.6    $3,561.2    100.0%   $3,690.2
                                                     ========    =====    ========    ========    =====    ========

                   PRIVATE FIXED MATURITIES BY CREDIT QUALITY

                                                        AS OF DECEMBER 31, 1999          AS OF DECEMBER 31, 1998
                                                     ------------------------------   ------------------------------
       NAIC                  RATING AGENCY           AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF    ESTIMATED
      RATING                   EQUIVALENT              COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
      ------         ------------------------------  ---------   -----   ----------   ---------   -----   ----------
                                                                             ($ IN MILLIONS)
1..................  Aaa/Aa/A                        $  996.0     32.8%   $  974.1    $  996.8     35.0%   $1,058.9
2..................  Baa                              1,744.9     57.0     1,692.3     1,630.5     56.1     1,691.0
3..................  Ba                                 250.7      8.2       243.0       207.8      6.9       207.0
4..................  B                                   10.0      0.3         9.1         9.6      0.3         8.6
5..................  Caa and lower                       25.0      0.8        24.9        24.7      0.9        26.8
6..................  In or near default                   3.7      0.2         5.4         1.6      0.1         1.6
                                                     --------    -----    --------    --------    -----    --------
                     Subtotal                         3,030.3     99.3     2,948.8     2,871.0     99.3     2,993.9
                     Redeemable preferred stock          21.4      0.7        19.8        21.3      0.7        21.9
                                                     --------    -----    --------    --------    -----    --------
                     Total private fixed maturities  $3,051.7    100.0%   $2,968.6    $2,892.3    100.0%   $3,015.8
                                                     ========    =====    ========    ========    =====    ========

                    TOTAL FIXED MATURITIES BY CREDIT QUALITY

                                                        AS OF DECEMBER 31, 1999          AS OF DECEMBER 31, 1998
                                                     ------------------------------   ------------------------------
       NAIC                  RATING AGENCY           AMORTIZED   % OF    ESTIMATED    AMORTIZED   % OF      TOTAL
      RATING                   EQUIVALENT              COST      TOTAL   FAIR VALUE     COST      TOTAL   FAIR VALUE
      ------         ------------------------------  ---------   -----   ----------   ---------   -----   ----------
                                                                             ($ IN MILLIONS)
1..................  Aaa/Aa/A                        $3,741.1     55.4%   $3,625.8    $3,553.3     55.3%   $3,707.3
2..................  Baa                              2,514.1     37.2     2,435.0     2,488.6     38.5     2,584.0
3..................  Ba                                 421.7      6.2       407.9       346.3      5.2       347.6
4..................  B                                   23.1      0.4        23.9        14.5      0.2        13.5
5..................  Caa and lower                       26.1      0.4        27.1        25.7      0.4        28.2
6..................  In or near default                   4.1      0.1         5.8         1.6       --         1.6
                                                     --------    -----    --------    --------    -----    --------
                     Subtotal                         6,730.2     99.7     6,525.5     6,430.0     99.6     6,682.2
                     Redeemable preferred stock          22.4      0.3        20.7        23.5      0.4        23.8
                                                     --------    -----    --------    --------    -----    --------
                     Total fixed maturities          $6,752.6    100.0%   $6,546.2    $6,453.5    100.0%   $6,706.0
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

     At December 31, 1999, the percentage, based on estimated fair value, of total public and private placement fixed maturities that were investment grade (NAIC Designation 1 or 2) was 92.8% compared to 94.1% for December 31, 1998. The fixed maturities portfolio was comprised, based on estimated fair value, of 54.7% in public fixed maturities and 45.3% in private fixed maturities at December 31, 1999 and 55.0% in public fixed maturities and 45.0% in private fixed maturities at December 31, 1998.

     The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

     The Company defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities or (iii) are deemed to have other than temporary impairments to value. The fair value of problem fixed maturities was $45.9 million and $33.9 million at December 31, 1999 and 1998, respectively. For the years ended December 31, 1999, 1998 and 1997, $1.5 million, $0.9 million and $1.1 million of interest income was not accrued on problem fixed maturities.

     The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these securities are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk. The fair value of potential problem fixed maturities was $32.8 million and $82.9 million at December 31, 1999 and 1998, respectively.

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. The fair value of restructured fixed maturities was $0.0 million and $8.6 million at December 31, 1999 and 1998, respectively.

     As of December 31, 1999 the fair value of the Company's problem, potential problem and restructured fixed maturities were $45.9 million, $32.8 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.2% of total fixed maturities. As of December 31, 1998 the fair value of the Company's problem, potential problem and restructured fixed maturities were $33.9 million, $82.9 million and $8.6 million, respectively, which, in the aggregate, represented approximately 1.9% of total fixed maturities.

     The Company believes that its long-term fixed maturities portfolio is well diversified among industry types. The following tables set forth the fair value of the Company's fixed maturities by industry category, as well as the percentage of the total portfolio that each industry category comprises as of December 31, 1999 and 1998, respectively. The tables also show by industry category the relative amounts of publicly traded and privately placed securities.

         FIXED MATURITIES PORTFOLIO BY INDUSTRY AS OF DECEMBER 31, 1999

                                                  PUBLICLY TRADED      PRIVATELY PLACED            TOTAL
                                                -------------------   -------------------   -------------------
                                                  FAIR        %         FAIR        %         FAIR        %
INDUSTRY CLASS                                   VALUE     OF TOTAL    VALUE     OF TOTAL    VALUE     OF TOTAL
--------------                                  --------   --------   --------   --------   --------   --------
                                                                        ($ IN MILLIONS)
Consumer Goods & Services.....................  $  349.1      9.8%    $  541.7     18.2%    $  890.8     13.6%
Other Manufacturing...........................     268.0      7.5        487.0     16.4        755.0     11.5
Non-Government -- Asset/Mortgage Backed.......     432.2     12.1        314.8     10.6        747.0     11.4
Public Utilities..............................     458.4     12.8        246.2      8.3        704.6     10.8
Financial Services............................     255.6      7.1        398.7     13.5        654.3     10.0
Energy........................................     237.2      6.6        280.1      9.4        517.3      7.9
Transportation/Aerospace......................     246.2      6.9        213.8      7.2        460.0      7.0
Banks.........................................     408.8     11.4         34.2      1.2        443.0      6.8
Mortgage Backed-Government & Agency(1)........     388.3     10.9          3.2      0.1        391.5      6.0
Nat/Res/Manuf (non-energy)....................      99.1      2.8        252.9      8.5        352.0      5.4
Government & Agency...........................     233.5      6.5          0.9       --        234.4      3.6
Telecommunications............................      97.0      2.7         23.3      0.8        120.3      1.8
Other.........................................      82.7      2.3         25.8      0.9        108.5      1.7
Media/Adver/Printing..........................      19.6      0.6         65.4      2.2         85.0      1.3
Bank Holding Companies........................        --       --         33.7      1.1         33.7      0.5
Cable Television..............................       1.0       --         27.1      0.9         28.1      0.4
Redeemable Preferred Stock....................       0.9       --         19.8      0.7         20.7      0.3
                                                --------    -----     --------    -----     --------    -----
          Total...............................  $3,577.6    100.0%    $2,968.6    100.0%    $6,546.2    100.0%
                                                ========    =====     ========    =====     ========    =====

         FIXED MATURITIES PORTFOLIO BY INDUSTRY AS OF DECEMBER 31, 1998

                                                  PUBLICLY TRADED      PRIVATELY PLACED            TOTAL
                                                -------------------   -------------------   -------------------
                                                  FAIR        %         FAIR        %         FAIR        %
INDUSTRY CLASS                                   VALUE     OF TOTAL    VALUE     OF TOTAL    VALUE     OF TOTAL
--------------                                  --------   --------   --------   --------   --------   --------
                                                                        ($ IN MILLIONS)
Other Manufacturing...........................  $  312.2      8.5%    $  567.3     18.8%    $  879.5     13.0%
Consumer Goods & Services.....................     330.9      9.0        483.7     16.0        814.6     12.1
Public Utilities..............................     497.4     13.5        264.2      8.8        761.6     11.4
Financial Services............................     306.3      8.3        384.8     12.8        691.1     10.3
Non-Government -- Asset/Mortgage Backed.......     371.1     10.1        318.7     10.6        689.8     10.3
Transportation/Aerospace......................     283.0      7.7        251.3      8.3        534.3      8.0
Mortgage Backed-Government & Agency(1)........     467.8     12.7          3.7      0.1        471.5      7.0
Energy........................................     245.8      6.6        220.5      7.3        466.3      7.0
Nat/Res/Manuf (non-energy)....................     116.7      3.2        234.0      7.8        350.7      5.2
Bank Holding Companies........................     222.8      6.0         27.3      0.9        250.1      3.7
Banks.........................................     191.2      5.1         48.0      1.6        239.2      3.6
Telecommunications............................     103.0      2.8         27.5      0.9        130.5      1.9
Government & Agency...........................     124.3      3.3          2.4      0.1        126.7      1.9
Media/Adver/Printing..........................      39.8      1.1         86.0      2.9        125.8      1.9
Other.........................................      74.9      2.0         42.7      1.3        117.6      1.8
Cable Television..............................       1.1       --         31.8      1.1         32.9      0.5
Redeemable Preferred Stock....................       1.9      0.1         21.9      0.7         23.8      0.4
                                                --------    -----     --------    -----     --------    -----
                                                $3,690.2    100.0%    $3,015.8    100.0%    $6,706.0    100.0%
                                                ========    =====     ========    =====     ========    =====

---------------
(1) Mortgage-Backed -- Government & Agency industry are bonds collateralized by mortgages backed by the Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Mortgage Corp., or Canadian Housing Authority.

     At December 31, 1999, the Company's largest unaffiliated single concentration of fixed maturities consists of $230.2 million of carrying value of Federal Home Loan Mortgage Corporation (FHLMC) fixed maturities which represent approximately 2.1% of total invested assets at December 31, 1999. The largest non-government issuer consists of $194.4 of AEGON notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at December 31, 1999. (See Note 10 to the Consolidated Financial Statements.) No other individual non-government issuer represents more than 0.4% of invested assets.

     The Company held approximately $1,138.5 million and $1,161.3 million of mortgage-backed and asset-backed securities as of December 31, 1999 and 1998, respectively. Of such amounts, $391.5 million and $471.5 million or 34.4% and 40.6%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 1999 and 1998, 85.7%, and 88.6%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
CMOs........................................................  $  500.1    $  569.5
Pass-through securities.....................................      31.0        40.6
Commercial MBSs.............................................     118.5       106.6
Asset-backed securities.....................................     488.9       444.6
                                                              --------    --------
          Total MBS's and asset-backed securities...........  $1,138.5    $1,161.3
                                                              ========    ========

     CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company's investment portfolio have relatively low cash flow variability. In addition, approximately 72% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

                 COLLATERALIZED MORTGAGE OBLIGATIONS BY TRANCHE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Planned Amortization Class..................................  $315.5     $384.2
Sequential..................................................   131.3      164.9
Target Amortization Class...................................    24.1       18.4
Non Accelerated Security....................................    14.1         --
Accretion Directed Support..................................    13.7        1.5
Accretion Directed Component................................     1.4        0.5
                                                              ------     ------
          Total CMO's.......................................  $500.1     $569.5
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

     Asset-backed securities ("ABS") are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Excluding the exposures to home equity loans (which represented 2.0% and 2.9% of the ABS portfolio as of December 31, 1999 and 1998, respectively), the ABS portfolio is in general insensitive to changes in interest rates. As of December 31, 1999 and 1998, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

     The following table presents the types of ABS held by the Company as of the dates indicated.

                        ASSET-BACKED SECURITIES BY TYPE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Credit cards................................................  $131.1     $148.0
Automobile receivables......................................    52.9       55.3
Collateralized bond obligations/Collateralized loan
  obligations...............................................    51.4       47.0
Franchisee receivables......................................    46.1       45.7
Public Utilities Rate Reduction receivables.................    42.3         --
Lease receivables...........................................    27.2       28.3
Manufactured Housing........................................    22.9       27.2
Student Loans...............................................    13.9         --
Home equity.................................................     9.7       13.6
Miscellaneous...............................................    91.4       79.5
                                                              ------     ------
          Total ABS.........................................  $488.9     $444.6
                                                              ======     ======

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 1999 and 1998 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                            AS OF DECEMBER 31, 1999    AS OF DECEMBER 31, 1998
                                                            -----------------------    -----------------------
                                                            AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                              COST       FAIR VALUE      COST       FAIR VALUE
                                                            ---------    ----------    ---------    ----------
                                                                             ($ IN MILLIONS)
Due in one year or less...................................  $  206.5      $  208.5     $  155.3      $  155.9
Due after one year through five years.....................   1,506.6       1,487.9      1,536.2       1,573.5
Due after five years through ten years....................   2,711.9       2,612.9      2,441.8       2,565.6
Due after ten years.......................................   1,153.9       1,098.4      1,187.4       1,249.7
                                                            --------      --------     --------      --------
     Subtotal.............................................   5,578.9       5,407.7      5,320.7       5,544.7
Mortgage-backed and other asset-backed securities.........   1,173.7       1,138.5      1,132.8       1,161.3
                                                            --------      --------     --------      --------
          Total...........................................  $6,752.6      $6,546.2     $6,453.5      $6,706.0
                                                            ========      ========     ========      ========

MORTGAGE LOANS

     Mortgage loans comprise 15.8% and 12.9% of total invested assets at December 31, 1999 and 1998, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of December 31, 1999 and 1998, commercial mortgage loans comprised $1,141.4 million and $886.9 million or 66.6% and 62.5% of total mortgage loan investments, respectively. Agricultural loans comprised $570.7 million and $531.2 million or 33.3% and 37.4% of total mortgage loans, and residential mortgages comprised $1.3 million and $1.9 million or 0.1% and 0.1% of total mortgage loan investments at the dates indicated.

     In 1992, the Company discontinued making new commercial mortgage loans, except to honor outstanding commitments or safeguard the values of existing investments. In 1996, due to improving market conditions, the need to maintain a diversified investment portfolio and advantageous yields, the Company started to originate new commercial mortgage loans. New commercial mortgage loan originations and purchases aggregated $396.1 million, $279.3 million, and $79.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Commercial Mortgage Loans

     Following is a summary of the Company's commercial mortgage loans by geographic area and property type as of December 31, 1999, and 1998, respectively.

 COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY GEOGRAPHIC AREA AND BY PROPERTY TYPE

                            AS OF DECEMBER 31, 1999
--------------------------------------------------------------------------------

                      GEOGRAPHIC AREA
-----------------------------------------------------------
                       NUMBER         CARRYING         % OF
                       OF LOANS          VALUE        TOTAL
REGION
---------------------    ---          --------        -----
                                   ($ IN MILLIONS)
Northeast............     39          $  359.7         31.5%
Southeast............     35             303.9         26.6
West.................     23             157.3         13.8
Midwest..............     21             156.0         13.7
Mountain.............     14              98.0          8.6
Southwest............     14              66.5          5.8
                         ---          --------        -----
     Total...........    146          $1,141.4        100.0%
                         ===          ========        =====

                       PROPERTY TYPE
-----------------------------------------------------------
                       NUMBER         CARRYING         % OF
                       OF LOANS          VALUE        TOTAL
TYPE
---------------------    ---          --------        -----
                                   ($ IN MILLIONS)
Office...............     74          $  686.1         60.1%
Mixed Use............     16             104.7          9.2
Retail...............     23              98.9          8.7
Industrial...........     19              96.3          8.4
Hotel................      5              91.5          8.0
Apartments...........      7              47.4          4.2
Other................      2              16.5          1.4
                         ---          --------        -----
       Total.........    146          $1,141.4        100.0%
                         ===          ========        =====

                            AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------

                      GEOGRAPHIC AREA
-----------------------------------------------------------
                       NUMBER        CARRYING          % OF
                       OF LOANS         VALUE         TOTAL
REGION
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
                         ===           ======         =====

                       PROPERTY TYPE
-----------------------------------------------------------
                       NUMBER        CARRYING          % OF
                       OF LOANS         VALUE         TOTAL
TYPE
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
                         ===           ======         =====

     Below is a summary of the changes in the commercial mortgage portfolio for the years ended December 31, 1999, 1998 and 1997, respectively.

                      COMMERCIAL MORTGAGE LOAN ASSET FLOWS

                                                               AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 1999            1998            1997
                                                              -----------      ---------      -----------
                                                                            ($ IN MILLIONS)
Beginning balance...........................................   $  886.9         $914.9         $1,057.9
Plus: New loan originations and purchases...................      396.1          279.3             79.9
      Other additions.......................................        0.9            6.1             14.4
Less: Scheduled principal payments..........................       71.4          150.1            111.7
      Prepayments...........................................       42.7          154.8            108.3
      Mortgages foreclosed..................................       26.2            3.8             13.7
      Other.................................................        2.2            4.7              3.6
                                                               --------         ------         --------
Ending balance..............................................   $1,141.4         $886.9         $  914.9
                                                               ========         ======         ========

     The total number of commercial mortgage loans outstanding at December 31, 1999 and 1998 was 146 and 125, respectively, with an average loan size of $7.8 million and $7.1 million, respectively. The largest amount loaned on any single property at such dates aggregated $45.5 million and $46.7 million, respectively, and represented less than 0.5% and 0.5% of general account invested assets, respectively. At such dates, amounts loaned on fifteen and seven properties were $20 million or greater, representing in the aggregate 38.0% and 24.9% respectively, of the total carrying value of the commercial mortgage loan portfolio at such dates. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 21.6% and 26.7% of the total carrying value of the commercial mortgage loan portfolio at December 31, 1999 and 1998, respectively, and less than 1.8% and 2.2%, respectively, of total invested assets at such dates. All such loans were performing.

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

     Of the $124.0 million, $220.1 million and $195.5 million, respectively, in maturing loans during the years ended December 31, 1999, 1998 and 1997, 33.9%, 7.6% and 13.9%, respectively, were refinanced, 38.9%, 58.2% and 48.1%, respectively, were paid off, 0.0%, 2.2% and 6.9%, respectively, were foreclosed, and 15.3%, 0.0% and 5.1%, respectively, were restructured. Of the $1,141.4 million of outstanding commercial mortgage loans in the Company's investment portfolio at December 31, 1999, $26.6 million, $89.3 million and $161.7 million are scheduled to mature in 2000, 2001 and 2002, respectively.

     The following table presents the disposition of maturities for the years ended December 31, 1999, 1998 and 1997.

       DISPOSITIONS OF SCHEDULED MATURITIES OF COMMERCIAL MORTGAGE LOANS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Repayment...................................................   $ 48.2      $128.0      $ 94.0
Extension(1)................................................      4.9        57.3        43.6
Refinance at market.........................................     42.0        16.7        27.1
Foreclosure.................................................       --         4.8        13.4
Restructure below market....................................     19.0          --        10.0
In process of negotiation...................................       --        13.1         4.7
Borrower extension(2).......................................      9.3          --         1.6
Principal write-off.........................................      0.6         0.2         1.1
                                                               ------      ------      ------
          Total.............................................   $124.0      $220.1      $195.5
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

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                     AS OF DECEMBER 31,
                                                    ----------------------------------------------------
                                                              1999                        1998
                                                    ------------------------    ------------------------
                                                       CARRYING        % OF        CARRYING        % OF
                                                         VALUE         TOTAL         VALUE         TOTAL
                                                       --------        -----       --------        -----
                                                    ($ IN MILLIONS)             ($ IN MILLIONS)
1 year or less....................................     $   26.6          2.3%       $124.0          14.0%
Due after one year through five years.............        401.0         35.2         237.4          26.8
Due after five years through ten years............        425.6         37.3         297.2          33.5
Due after ten years...............................        288.2         25.2         228.3          25.7
                                                       --------        -----        ------         -----
                                                       $1,141.4        100.0%       $886.9         100.0%
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

     The carrying value of commercial mortgage loans at December 31, 1999 was $1,141.4 million, which amount is net of valuation allowances aggregating $57.1 million which represents management's best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company's financial position and results of operations.

     At December 31, 1999, the carrying value of problem, potential problem and restructured loans was $0.0 million, $72.1 million and $134.8 million, respectively, net of valuation allowances of $0.0 million, $16.2 million and $26.0 million, respectively.

     Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans' original terms was approximately $16.1 million, $17.8 million and $25.0 million at December 31, 1999, 1998 and 1997, respectively. As a result of the restructurings, the gross interest income recognized in net income at December 31, 1999, 1998 and 1997, respectively, was $10.8 million, $12.6 million and $18.6 million.

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

  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING
                                     VALUE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                                1999       1998
                                                              --------    ------
                                                               ($ IN MILLIONS)
Total commercial mortgages..................................  $1,141.4    $886.9
                                                              ========    ======
Problem commercial mortgages(1).............................  $     --    $ 11.6
Potential problem commercial mortgages......................      72.1      86.1
Restructured commercial mortgages...........................     134.8     153.6
                                                              --------    ------
Total problem, potential problem & restructured commercial
  mortgages.................................................  $  206.9    $251.3
                                                              ========    ======
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......      18.1%     28.3%
                                                              ========    ======
Valuation allowances/writedowns(2):
Problem loans...............................................  $     --    $  1.8
Potential problem loans.....................................      16.2      26.7
Restructured loans..........................................      26.0      25.8
                                                              --------    ------
Total valuation allowances/writedowns(2)....................  $   42.2    $ 54.3
                                                              ========    ======
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................      16.9%     17.8%
                                                              ========    ======

---------------
(1) Problem commercial mortgages included mortgage loans in foreclosure of $0.0 million and $11.6 million at December 31, 1999 and 1998, respectively.
(2) Includes impairment writedowns recorded prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, of $26.3 million at both December 31, 1999 and 1998.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 1999 and 1998, such reserves were $15.9 million and $13.2 million, respectively.

     As of December 31, 1999, the Company had no problem commercial mortgages. As of December 31, 1998, the Company had two problem commercial mortgages aggregating $11.6 million which were New York state retail mortgages.

     The following tables present the distribution of potential problem and restructured commercial mortgages by property type and by state as of December 31, 1999 and 1998.

      POTENTIAL PROBLEM COMMERCIAL MORTGAGES BY PROPERTY TYPE AND BY STATE

                                                                       AS OF DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                            1999                                 1998
                                             ----------------------------------   ----------------------------------
                                              NUMBER       CARRYING       % OF     NUMBER       CARRYING       % OF
                                             OF LOANS        VALUE        TOTAL   OF LOANS        VALUE        TOTAL
                                             --------      --------       -----   --------      --------       -----
                                                        ($ IN MILLIONS)                      ($ IN MILLIONS)
PROPERTY TYPE:
Office.....................................     5            $62.5         86.7%     5            $82.1         95.4%
Apartment..................................     1              5.6          7.8      0               --           --
Retail.....................................     1              4.0          5.5      1              4.0          4.6
                                                --           -----        -----      --           -----        -----
          Total............................     7            $72.1        100.0%     6            $86.1        100.0%
                                                ==           =====        =====      ==           =====        =====
STATE:
District of Columbia.......................     1            $33.0         45.8%     1            $33.9         39.4%
New York...................................     2             17.1         23.7      2             17.2         20.0
California.................................     1              7.3         10.1      0               --           --
Mississippi................................     1              5.6          7.8      0               --           --
New Jersey.................................     1              5.1          7.1      1              5.0          5.8
Wisconsin..................................     1              4.0          5.5      1              4.0          4.6
Virginia...................................     0               --           --      1             26.0         30.2
                                                --           -----        -----      --           -----        -----
          Total............................     7            $72.1        100.0%     6            $86.1        100.0%
                                                ==           =====        =====      ==           =====        =====

        RESTRUCTURED COMMERCIAL MORTGAGES BY PROPERTY TYPE AND BY STATE

                                                                       AS OF DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                            1999                                 1998
                                             ----------------------------------   ----------------------------------
                                              NUMBER       CARRYING       % OF     NUMBER       CARRYING       % OF
                                             OF LOANS        VALUE        TOTAL   OF LOANS        VALUE        TOTAL
                                             --------      --------       -----   --------      --------       -----
                                                        ($ IN MILLIONS)                      ($ IN MILLIONS)
PROPERTY TYPE:
Office.....................................     13          $115.7         85.8%     15          $123.2         80.2%
Retail.....................................      2            10.0          7.4       4            20.9         13.6
Industrial.................................      1             9.1          6.8       1             9.5          6.2
                                                --          ------        -----      --          ------        -----
          Total............................     16          $134.8        100.0%     20          $153.6        100.0%
                                                ==          ======        =====      ==          ======        =====
STATE:
New York...................................      9          $ 94.7         70.3%     10          $ 94.7         61.7%
District of Columbia.......................      2            14.6         10.8       2            15.2          9.9
California.................................      1             9.1          6.7       1             9.5          6.2
Texas......................................      2             7.8          5.8       2             7.8          5.1
Arizona....................................      1             7.7          5.7       1             7.7          5.0
Louisiana..................................      1             0.9          0.7       1             0.9          0.5
Colorado...................................      0              --           --       1             7.1          4.6
South Carolina.............................      0              --           --       1             6.3          4.1
Maryland...................................      0              --           --       1             4.4          2.9
                                                --          ------        -----      --          ------        -----
          Total............................     16          $134.8        100.0%     20          $153.6        100.0%
                                                ==          ======        =====      ==          ======        =====

  Agricultural Mortgage Loans

     The carrying value of the Company's agricultural mortgage loans was $570.7 million and $531.2 million at December 31, 1999 and 1998, respectively, representing 33.3% and 37.4% of total mortgage assets and 5.3% and 4.8% of general account invested assets at such dates, respectively. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 1.3% and 0.9% of total agricultural loans outstanding at December 31, 1999 and 1998, respectively, were delinquent or in process of foreclosure. Following is a summary of agricultural mortgage loans by state which were held by the Company at the dates indicated.

                      AGRICULTURAL MORTGAGE LOANS BY STATE

                                                                     AS OF DECEMBER 31,
                                        ----------------------------------------------------------------------------
                                                        1999                                    1998
                                        ------------------------------------    ------------------------------------
                                         NUMBER        CARRYING        % OF      NUMBER        CARRYING        % OF
                                        OF LOANS         VALUE         TOTAL    OF LOANS         VALUE         TOTAL
                                        --------       --------        -----    --------       --------        -----
                                                    ($ IN MILLIONS)                         ($ IN MILLIONS)
STATE:
California............................     139          $105.5          18.5%      134          $100.6          18.9%
Washington............................     197            65.5          11.5       202            69.0          13.0
Texas.................................     104            53.9           9.4       103            52.3           9.8
Oregon................................     124            53.4           9.4       118            50.2           9.5
Idaho.................................     133            47.9           8.4       127            45.6           8.6
Missouri..............................     140            43.8           7.7       124            36.3           6.8
Georgia...............................      58            34.3           6.0        59            35.1           6.6
Arizona...............................      46            31.7           5.6        48            30.5           5.7
Arkansas..............................      53            28.6           5.0        31            15.4           2.9
All others (no other state more than
  5.0%)...............................     240           106.1          18.5       239            96.2          18.2
                                         -----          ------         -----     -----          ------         -----
          Total.......................   1,234          $570.7         100.0%    1,185          $531.2         100.0%
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

            PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED AGRICULTURAL
                          MORTGAGES AT CARRYING VALUE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Total agricultural mortgages................................  $570.7     $531.2
                                                              ======     ======
Problem agricultural mortgages(1)...........................  $  7.4     $  2.1
Potential problem agricultural mortgages....................     1.4        1.7
Restructured agricultural mortgages.........................     9.3       11.7
                                                              ------     ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................  $ 18.1     $ 15.5
                                                              ======     ======
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................     3.2%       2.9%
                                                              ======     ======
Valuation allowances/writedowns: problem loans..............  $  0.2     $   --
Potential problem loans.....................................     0.1        0.1
Restructured loans..........................................     0.5        0.3
                                                              ------     ------
Total valuation allowances/writedowns.......................  $  0.8     $  0.4
                                                              ======     ======
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................     4.2%       2.5%
                                                              ======     ======

---------------
(1) Problem agricultural mortgages included delinquent mortgage loans of $3.1 million and $2.1 million at December 31, 1999 and 1998, respectively, and mortgage loans in the process of foreclosure of $4.3 million and $0.0 million, at such dates, respectively.

     In addition to valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of December 31, 1999 and 1998, such reserves were $5.6 million and $5.2 million, respectively.

     As illustrated in the table above, at December 31, 1999 and 1998 problem agricultural mortgage loans totaled $7.4 million and $2.1 million, or 1.3% and 0.4% of the total carrying value of agricultural mortgages at such dates. Potential problems (not currently in a delinquent status, but with collateral impairment) totaled $1.4 million and $1.7 million or 0.2% and 0.3% of the total carrying value of agricultural mortgages at such dates, respectively, and restructured mortgages totaled $9.3 million and $11.7 million or 1.6% and 2.2% of the total carrying value of agricultural mortgages at such dates, respectively. Total problem, potential problem and restructured mortgages were $18.1 million and $15.5 million at December 31, 1999 and 1998, respectively, or 3.2% and 2.9% of the total carrying value of agricultural mortgages at such dates, respectively. Total specific asset valuation allowances of $0.8 million and $0.4 million for agricultural mortgages were 4.2% and 2.5% of the carrying value before valuation allowances and writedowns of these total problem agricultural mortgages of $18.9 million and $15.9 million for December 31, 1999 and 1998, respectively.

     MONY Life has, from time to time, pooled certain of its agricultural mortgage loans and sold beneficial interests in each of the individual agricultural mortgage loans in such pools (referred to as "participation interests") to third parties. Under such arrangements, MONY Life retains a specified equity interest in the loans in such pools and sells the remaining participation interest. MONY Life is responsible for servicing the individual agricultural mortgage loans in each pool, for which it receives a servicing fee from the third party participants. As of December 31, 1999, the aggregate amount of agricultural mortgage loans in such pools being serviced by MONY Life was approximately $252.1 million.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of December 31, 1999 and 1998 the carrying value of the Company's equity real estate investments was $369.1 million and $634.2 million, respectively, or 3.4% and 5.7%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications as of the dates indicated.

                               EQUITY REAL ESTATE

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Real estate.................................................  $140.3     $271.1
Joint ventures..............................................   107.8      219.9
                                                              ------     ------
          Subtotal..........................................   248.1      491.0
Foreclosed..................................................   121.0      143.2
                                                              ------     ------
          Total.............................................  $369.1     $634.2
                                                              ======     ======

     Equity real estate is categorized as either "Real estate held for investment" or "Real Estate to be disposed of". Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $46.2 million and $321.3 million as of December 31, 1999 and 1998, respectively. The carrying value of real estate to be disposed of aggregated $322.9 million and $312.9 million as of December 31, 1999 and 1998, respectively.

     The following tables present information concerning the geographic and property type breakdown of the equity real estate portfolio as of December 31, 1999 and 1998.

                 EQUITY REAL ESTATE BY REGION AND PROPERTY TYPE

                            AS OF DECEMBER 31, 1999
--------------------------------------------------------------------------------

              TOTAL PORTFOLIO BY REGION
-----------------------------------------------------
                                CARRYING
                       NUMBER    VALUE     PERCENTAGE
                       ------   --------   ----------
                              ($ IN MILLIONS)
Mountain.............    10      $145.1       39.3%
Midwest..............    16        88.6       24.0
Southeast............    10        84.5       22.9
Southwest............     3        25.6        6.9
West.................     6        23.2        6.3
Northeast............     1         2.1        0.6
                         --      ------      -----
       Total.........    46      $369.1      100.0%
                         ==      ======      =====

               TOTAL PORTFOLIO BY TYPE
-----------------------------------------------------
                                CARRYING
                       NUMBER    VALUE     PERCENTAGE
                       ------   --------   ----------
                              ($ IN MILLIONS)
Office...............    18      $180.8       49.0%
Hotel................     4       129.6       35.1
Retail...............     5        31.4        8.5
Other................     9        15.1        4.1
Industrial...........     1        10.9        3.0
Agriculture..........     8         1.2        0.3
Apartments...........     1         0.1        0.0
                         --      ------      -----
       Total.........    46      $369.1      100.0%
                         ==      ======      =====

                            AS OF DECEMBER 31, 1998
--------------------------------------------------------------------------------

              TOTAL PORTFOLIO BY REGION
-----------------------------------------------------
                                CARRYING
                       NUMBER    VALUE     PERCENTAGE
                       ------   --------   ----------
                              ($ IN MILLIONS)
Mountain.............    15      $240.1       37.9%
Midwest..............    23       115.1       18.1
Southeast............    16       106.9       16.9
Northeast............     9        81.5       12.8
West.................    10        50.3        7.9
Southwest............     7        40.3        6.4
                         --      ------      -----
       Total.........    80      $634.2      100.0%
                         ==      ======      =====

               TOTAL PORTFOLIO BY TYPE
-----------------------------------------------------
                                CARRYING
                       NUMBER    VALUE     PERCENTAGE
                       ------   --------   ----------
                              ($ IN MILLIONS)
Office...............    36      $278.0       43.8%
Hotel................     6       215.4       34.0
Retail...............    13        95.5       15.1
Industrial...........     3        25.3        4.0
Other................    10        18.2        2.9
Agriculture..........    10         1.5        0.2
Apartments...........     2         0.3         --
                         --      ------      -----
       Total.........    80      $634.2      100.0%
                         ==      ======      =====

     Equity real estate is evenly distributed across geographic regions of the country with a slightly larger concentration in the mountain region of the United States at December 31, 1999. By property type, there is a concentration in office buildings which represented approximately 49.0% of the equity real estate portfolio at December 31, 1999. The Company's largest equity real estate holding at December 31, 1999 consisted of a hotel property located in Arizona with a carrying value of approximately $107.8 million and representing less than approximately 1.0% of general account invested assets. The ten largest real estate properties as of December 31, 1999 comprise 63.3% of total real estate assets and less than 2.2% of total invested assets.

EQUITY SECURITIES

     The Company's equity securities are comprised of investments in common stocks and limited partnership interests of investment partnerships. The following table presents the carrying values of the Company's equity securities at the dates indicated.

                        INVESTMENTS IN EQUITY SECURITIES

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Common stocks...............................................  $277.2     $294.6
Limited partnership interests...............................   242.6      162.6
                                                              ------     ------
          Total.............................................  $519.8     $457.2
                                                              ======     ======

     Common Stocks --

     The Company's investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company's common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. Substantially all the common stocks owned by the Company are publicly traded on national securities exchanges. The Company's investments in commons stocks represented 2.6% and 2.7% of invested assets at December 31, 1999 and 1998, respectively. The Company achieved a total return on its investments in common stocks of 27.7%, 16.7% and 20.5% for the years ended December 31, 1999, 1998 and 1997, respectively. The Company defines total return as the percentage obtained by dividing the summation of realized and unrealized gains and losses and dividends by the average market value of the portfolio during the period. Proceeds on the sale of common stocks totaled $302.7 million, $165.0 million and $234.1 million which resulted in net realized gains of $77.6 million, $7.2 million, and $39.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Limited partnership interests --

     The Company accounts for its investments in the limited partnership interests of investment partnerships in accordance with the Equity Method of accounting or the Cost Method of accounting depending upon the Company's percentage of ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the Equity Method of accounting if the Company's ownership interest exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the Equity Method would be applied only if the Company's ownership interest exceeded 20 percent. In all other circumstances the Company accounts for its investments in limited partnership interests in accordance with the Cost Method.

     Under the Equity Method of accounting for investments, an investor is required to record in its income its share of the income or loss reported by an investee and, correspondingly, increase or decrease the carrying of such investment in its balance sheet. Distributions of income or dividends from the investor are recorded as a reduction in the carrying value of the investment. In applying the Equity Method, an investor is not permitted to adjust the income reported by an investee to conform the investee's accounting policies to that followed by the investor.

     Under the Cost Method of accounting the investment is carried at its original cost and income is recognized when distributed as dividends from the partnership. The carrying amount of the investment is reduced only upon receipt of a dividend characterized by the partnership as a return of capital or liquidating dividend or when management has determined that the investment or portion thereof may not be recovered.

     In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation in the investments of the partnerships. See discussion regarding "Equity Price Risk" on page 60.

     The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners' discretion, the partnership will generally distribute the underlying common stock to its partners. Upon distribution, the Company will record the common stock received at fair value, reverse the carrying value of the corresponding limited partnership investment, and record as investment income any excess of the fair value of the common stock distributed over the carrying value of the limited partnership investment. Accordingly, certain of the common stocks owned by the Company at December 31, 1999 and 1998 were acquired through distributions from the Company's investments in limited partnership interests. However, it has been the Company's practice to sell such positions shortly after such distributions.

     The following table sets forth the carrying value of the Company's investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships' ownership of public and private common stock at December 31, 1999 and 1998:

                                                               CARRYING VALUE
                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
EQUITY METHOD
  Public common stock.......................................  $ 57.6    $  2.9
  Private common stock......................................    69.3      40.7
     Subtotal...............................................   126.9      43.6
                                                              ------    ------
COST METHOD
  Public common stock.......................................    40.8      40.0
  Private common stock......................................    74.9      79.0
     Subtotal...............................................   115.7     119.0
                                                              ------    ------
          Total.............................................  $242.6    $162.6
                                                              ======    ======

     At December 31, 1999 and 1998, the Company had investments in approximately 50 and 43 different limited partnerships which represented 2.2% and 1.5%, respectively, of the Company's general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the years ended December 31, 1999, 1998, and 1997, investment income from investments in limited partnership interests (which is comprised primarily of the Company's pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $188.9 million, $49.5 million and $49.0 million, respectively, representing 20.9%, 6.7% and 6.7%, respectively, of the net investment income for such periods. For the same periods, the Company achieved total returns on its investments in limited partnership interests of 81.9%, 28.4% and 37.5%, respectively. There can be no assurance that the recent level of investment returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of December 31, 1999 and 1998 are shown in the table below.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Fixed maturities............................................  $ 19.2     $ 15.1
Equity securities...........................................     4.7        5.8
Mortgages...................................................    26.3       26.3
Real estate(1)..............................................    73.2      166.6
                                                              ------     ------
          Total.............................................  $123.4     $213.8
                                                              ======     ======

---------------
(1) Includes $48.0 million and $55.8 million at December 31, 1999, and 1998, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
                                                                ($ IN MILLIONS)
Mortgages...................................................   $37.3      $ 46.8
Real estate.................................................    22.0        30.6
                                                               -----      ------
          Total.............................................   $59.3      $ 77.4
                                                               =====      ======

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Fixed maturities............................................  $ 19.2     $ 15.1
Equity securities...........................................     4.7        5.8
Mortgages...................................................    63.6       73.1
Real estate.................................................    95.2      197.2
                                                              ------     ------
          Total.............................................  $182.7     $291.2
                                                              ======     ======

     All of the Company's fixed maturity and equity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 1999, 1998 and 1997, such writedowns aggregated $8.3 million, $15.7 million and $10.2 million, respectively.

     At December 31, 1999 and 1998, 10.5% ($1,141.4 million) and 8.1% ($886.9 million), respectively, of the Company's general account invested assets consisted of commercial mortgage loans. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1999, 1998 and 1997, such increases (decreases) in valuation allowances aggregated $2.7 million, $11.7 million and $0.4 million, respectively. The carrying value of commercial mortgage loans at December 31, 1999 was $1,141.4 million, which amount is net of $57.2 million representing management's best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company's financial position and results of operations.

     The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1999, 1998 and 1997, such impairment adjustments aggregated $0.0 million, $5.9 million, and $0.0 million, respectively. At December 31, 1999 and 1998, the carrying value of real estate held for investment was $46.2 million and $321.3 million, or 0.4% and 2.9% of invested assets at such dates, respectively. The aforementioned carrying values are net of cumulative impairments of $10.8 million and $87.4 million, respectively, and net of accumulated depreciation of $22.8 million and $153.9 million, respectively. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made.

     The carrying value of real estate to be disposed of at December 31, 1999 and 1998 was $322.9 million and $312.9 million, net of impairment adjustments of $62.3 million and $79.1 million, valuation allowances of $22.0 million and $30.6 million and accumulated depreciation of $116.1 million and $136.2 million, respectively. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs (See Note 4 to the Consolidated Financial Statements). Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company's results of operations. For the years ended December 31, 1999, 1998 and 1997, such increases in valuation allowances aggregated $12.1 million, $6.8 million and $63.8 million, respectively. See
"-- Equity Real Estate -- Real Estate Sales".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk relates to the market price and/or cash flow variability associated with changes in market interest rates and prices of equity securities. Set forth below is an overview of the Company's primary exposure to market risk, and its objectives and strategies relating to such risk. The following is a more detailed discussion of: (i) the Company's exposure to interest rate and equity price risks, (ii) liability characteristics of the Company's business, and (iii) asset/liability management techniques used by the Company to manage market risks:

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

INTEREST RATE RISK --

     The Company's exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans outside the Closed Block, and fixed maturity securities and mortgage loans included in the assets transferred in the Group Pension Transaction (for a discussion of the Group Pension. See Transaction Note 10 to the Consolidated Financial Statements. For a discussion of the Closed Block see Note 3 to the Consolidated Financial Statements). The risk with respect to assets transferred in the Group Pension Transaction is limited, as discussed in "Policyholder Liability Characteristics." The carrying value of investments in fixed maturity securities and mortgage loans outside the Closed Block (including such general account assets in the balance sheet line item entitled, "Assets Transferred in Group Pension Transaction") represent 82.3%, at December 31, 1999, of the aggregate carrying value of the Company's consolidated invested assets outside the Closed Block (including the general account invested assets included in the balance sheet line item entitled, "Assets Transferred in Group Pension Transaction"). Substantially all of the Company's fixed maturity securities are U.S. dollar-denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates (see
"Investments -- General" for a more detailed discussion of these analyses). The table below shows the Company's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 1999. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Company's portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

                  ASSETS WITH INTEREST RATE RISK -- FAIR VALUE

                                                                   AT
                                                              DECEMBER 31,     +100 BASIS
                                                                  1999        POINT CHANGE
                                                              ------------    ------------
                                                                    ($ IN MILLIONS)
                                                                  CHANGE IN FAIR VALUE
ASSETS OUTSIDE THE CLOSED BLOCK
Fixed Maturities............................................    $3,066.7        $(137.3)
Mortgage Loans..............................................     1,236.5          (50.3)
                                                                --------        -------
  Total.....................................................    $4,303.2        $(187.6)
                                                                ========        =======

ASSETS TRANSFERRED IN THE GROUP PENSION TRANSACTION
Fixed Maturities............................................    $1,510.0        $ (42.1)
Mortgage Loans..............................................       100.3           (0.6)
                                                                --------        -------
  Total.....................................................    $1,610.3        $ (42.7)
                                                                ========        =======

                                                                   AT
                                                              DECEMBER 31,     +100 BASIS
                                                                  1999        POINT CHANGE
                                                              ------------    ------------
                                                                    ($ IN MILLIONS)
                                                                  CHANGE IN FAIR VALUE
TOTAL FIXED INCOME SECURITIES OUTSIDE THE CLOSED BLOCK
Fixed Maturities............................................    $4,576.7        $(179.4)
Mortgage Loans..............................................     1,336.8          (50.9)
                                                                --------        -------
  Total.....................................................    $5,913.5        $(230.3)
                                                                ========        =======

     In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its issuance of long-term debt obligations. Set forth below is a discussion of these items.

     At December 31, 1999, the aggregate fair value of long-term debt issued by the Company was $251.7 million. The table below shows the potential fair value exposure to an immediate + 100 basis point change in interest rates from those prevailing at December 31, 1999.

                          LONG TERM DEBT -- FAIR VALUE

                                                                   AT
                                                              DECEMBER 31,     +100 BASIS
                                                                  1999        POINT CHANGE
                                                              ------------    ------------
                                                                    ($ IN MILLIONS)
Fixed rate debt.............................................     $251.7          $(19.0)

EQUITY PRICE RISK --

     The Company's investment portfolio also contains investments in equity securities, which are comprised of investments in common stocks and limited partnership interests of investment partnerships. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investments -- Equity Securities. The aforementioned investment partnerships principally invest in technology companies and other industries whose market prices have experienced significant volatility. The following table shows the Company's potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 1999. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management's view of future market changes, nor does it reflect the volatility that has been experienced by some of the sectors in which the Company has common stock investments. In addition, the fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities. Also, since a significant portion of the Company's investments in limited partnerships are accounted for under the Equity Method, changes in the value of such partnership investments will directly affect the earnings reported by the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investments -- Equity Securities.

                ASSET WITH EQUITY PRICE RATE RISK -- FAIR VALUE

                                                                   AT
                                                              DECEMBER 31,     -10%
                                                                  1999        CHANGE
                                                              ------------    ------
                                                                 ($ IN MILLIONS)
Equity securities...........................................     $519.8       $(52.0)

POLICYHOLDERS' LIABILITY CHARACTERISTICS --

     Due to the manner in which the Closed Block was funded and the ability of management to adjust dividends paid on Closed Block policies, as more fully explained in Note 3 to the Consolidated Financial Statements, management believes that the Company's exposure to market risk with respect to liabilities and assets allocated to the Closed Block is deminimus. In addition, the Company's exposure to loss relating to both the assets and liabilities transferred in the Group Pension Transaction is contractually limited to the principal amount of the Series A Notes outstanding, as more fully explained in
Note 10 to the Consolidated Financial Statements. Furthermore, management does not expect to incur any material loss from the assets and liabilities transferred in the Group Pension Transaction, however, there can be no assurance that such a loss will not ultimately be incurred.

     Policyholders' liabilities outside the Closed Block (and excluding such liabilities transferred in the Group Pension Transaction) at December 31, 1999 consisted of future policy benefits, policyholders' account balances, and other policyholder liabilities of $954.3 million, $1,942.9 million, $120.4 million, respectively. These liabilities were backed, at such date, by approximately $7.1 billion of assets (total consolidated assets excluding "Assets transferred in Group Pension Transaction", "Closed Block assets" and "Separate account assets"), including invested assets of approximately $5.6 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company's asset/liability management strategy. Following is a discussion of the Company's policyholders' policy and annuity liabilities at December 31, 1999.

  Future Policy Benefits

     Products in this category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, group pensions, group life and health insurance, supplementary contracts with life contingencies, and immediate annuities. Future policy benefit liabilities on such business aggregated approximately $0.5 billion at December 31, 1999. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $0.1 billion at December 31, 1999, is 6.0%. Also, included in this category are disability income future policy benefit liabilities of approximately $0.4 billion at December 31, 1999. All such business was reinsured effective December 31, 1997.

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

ASSET/LIABILITY MANAGEMENT TECHNIQUES --

     Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. See
"Investments" -- "General". Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. See "Life Insurance Liability Characteristics". On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 1999 or with respect to a 10 percent drop in equity prices from December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Supplementary Data beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2000 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Proposal 1. Election of Directors" and is incorporated herein by reference. Additional information called for by Item 10 is set forth in Item 1A hereof under the caption "Executive Officers" and is incorporated herein by reference.

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

        (2) Exhibits
            See Exhibit Index at page E-1.

      (b) Reports on Form 8-K.

       No report on Form 8-K was filed during the period covered by this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      THE MONY GROUP INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent accountants...........................   F-2
Consolidated balance sheets as of December 31, 1999 and
  1998......................................................   F-3
Consolidated statements of income and comprehensive income
  for the years ended December 31, 1999, 1998 and 1997......   F-4
Consolidated statements of changes in shareholders' equity
  for the years ended December 31, 1999, 1998 and 1997......   F-5
Consolidated statements of cash flows for the years ended
  December 31, 1999, 1998 and 1997..........................   F-6
Notes to consolidated financial statements..................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The MONY Group Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of The MONY Group Inc. and Subsidiaries (the "Company"), formerly known as The Mutual Life Insurance Company of New York and subsidiaries, at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
February 10, 2000

                      THE MONY GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                1999         1998
                                                              ---------    ---------
                                                                 ($ IN MILLIONS)
                                       ASSETS
INVESTMENTS:
  Fixed maturity securities available-for-sale, at fair
     value..................................................  $ 3,066.7    $ 3,132.0
  Equity securities available-for-sale, at fair value.......      519.8        457.2
  Mortgage loans on real estate (Note 13)...................    1,270.4        988.3
  Policy loans..............................................       69.1         61.1
  Real estate to be disposed of (Note 13)...................      300.9        312.9
  Real estate held for investment (Note 13).................       46.2        321.3
  Other invested assets.....................................       37.9         40.7
                                                              ---------    ---------
                                                                5,311.0      5,313.5
                                                              =========    =========
Cash and cash equivalents...................................      265.9        329.1
Accrued investment income...................................       74.6         68.9
Amounts due from reinsurers.................................      488.0        478.1
Deferred policy acquisition costs...........................      558.3        439.7
Other assets................................................      365.4        325.6
Assets transferred in Group Pension Transaction (Note 10)...    5,109.8      5,751.8
Separate account assets.....................................    6,398.3      6,090.3
Closed Block assets (Note 20)...............................    6,182.1      6,161.2
                                                              ---------    ---------
          Total assets......................................  $24,753.4    $24,958.2
                                                              =========    =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................  $   954.3    $   960.0
Policyholders' account balances.............................    1,942.9      1,991.7
Other policyholders' liabilities............................      120.4        104.8
Amounts due to reinsurers...................................       83.8         95.6
Accounts payable and other liabilities......................      581.1        526.7
Short term debt (Note 16)...................................       53.4           --
Long term debt (Note 16)....................................      245.4        375.4
Current federal income taxes payable........................      148.0         79.1
Liabilities transferred in Group Pension Transaction (Note
  10).......................................................    5,099.1      5,678.5
Separate account liabilities................................    6,396.2      6,078.1
Closed Block liabilities (Note 20)..........................    7,303.3      7,290.7
                                                              ---------    ---------
          Total liabilities.................................  $22,927.9    $23,180.6
                                                              =========    =========
Commitments and contingencies (Notes 9 and 18)
Common stock, $0.01 par value; 400 million shares
  authorized; 47.2 million shares issued and outstanding....  $     0.5    $     0.5
Capital in excess of par....................................    1,615.9      1,615.9
Retained earnings...........................................      238.5          8.8
Accumulated other comprehensive income......................      (29.4)       152.4
                                                              ---------    ---------
          Total shareholders' equity........................    1,825.5      1,777.6
                                                              ---------    ---------
          Total liabilities and shareholders' equity........  $24,753.4    $24,958.2
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                                   1998
                                                                                                PRO FORMA*
                                                              1999        1998        1997      (UNAUDITED)
                                                            --------    --------    --------    -----------
                                                                            ($ IN MILLIONS)
REVENUES:
Premiums..................................................  $   96.3    $  621.7    $  838.6     $   77.9
Universal life and investment-type product policy fees....     196.3       151.6       127.3        151.6
Net Investment income (Note 11)...........................     527.2       689.1       733.0        361.9
Net realized gains on investments (Note 11)...............     122.2       168.7        72.1        160.9
Group Pension Profits (Note 10)...........................      63.0        56.8        60.0         56.8
Other income..............................................     195.8       162.6       145.4        161.3
Contribution from the Closed Block........................      44.8         5.7          --         52.2
                                                            --------    --------    --------     --------
                                                             1,245.6     1,856.2     1,976.4      1,022.6
                                                            --------    --------    --------     --------
BENEFITS AND EXPENSES:
Benefits to policyholders.................................     147.0       679.8       840.1        124.4
Interest credited to policyholders' account balances......     106.6       112.7       125.9        105.0
Amortization of deferred policy acquisition costs.........      70.3       122.0       181.2         52.2
Dividends to policyholders................................       1.9       195.8       224.3          3.3
Other operating costs and expenses........................     537.2       451.7       417.2        443.5
                                                            --------    --------    --------     --------
                                                               863.0     1,562.0     1,788.7        728.4
                                                            --------    --------    --------     --------
Income before income taxes & extraordinary item...........     382.6       294.2       187.7        294.2
Income tax expense........................................     132.0       103.0        57.3        103.0
                                                            --------    --------    --------     --------
Income before extraordinary items.........................     250.6       191.2       130.4        191.2
                                                            --------    --------    --------     --------
Extraordinary items (Note 4)..............................       2.0        27.2        13.3           --
                                                            --------    --------    --------     --------
Net income................................................     248.6       164.0       117.1        191.2
                                                            --------    --------    --------     --------
Other comprehensive income, net (Note 11).................    (181.8)       34.3        33.0
                                                            --------    --------    --------
Comprehensive income......................................  $   66.8    $  198.3    $  150.1
                                                            ========    ========    ========

                                                                               FOR THE PERIOD        YEAR ENDED
                                                                              NOVEMBER 16, 1998   DECEMBER 31, 1998
                                                             YEAR ENDED            THROUGH           PRO FORMA*
                                                          DECEMBER 31, 1999   DECEMBER 31, 1998      (UNAUDITED)
                                                          -----------------   -----------------   -----------------
                                                          ($ IN MILLIONS, EXCEPT SHARE DATA AND PER SHARE AMOUNTS)
Income before extraordinary item........................     $    250.6          $      8.8          $    191.2
                                                             ==========          ==========          ==========
Basic earnings per share................................     $     5.31          $     0.19          $     4.05
                                                             ==========          ==========          ==========
Diluted earnings per share..............................     $     5.24          $     0.18          $     3.99
                                                             ==========          ==========          ==========

Net income..............................................     $    248.6          $      8.8          $    191.2
                                                             ==========          ==========          ==========
Basic earnings per share................................     $     5.26          $     0.19          $     4.05
                                                             ==========          ==========          ==========
Diluted earnings per share..............................     $     5.20          $     0.18          $     3.99
                                                             ==========          ==========          ==========
SHARE DATA:
Weighted-average shares used in basic per share
  calculations..........................................     47,238,328          47,241,084          47,241,084
Plus: incremental shares from assumed conversion of
  warrants (Notes 2 and 4)..............................        574,625             643,731             643,731
                                                             ----------          ----------          ----------
Weighted-average shares used in diluted per share
  calculations..........................................     47,812,953          47,884,815          47,884,815
                                                             ==========          ==========          ==========

---------------
* The pro forma information gives effect to the transactions referred to in Notes 1 and 22.

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                   ACCUMULATED
                                                           CAPITAL                    OTHER           TOTAL
                                                 COMMON   IN EXCESS   RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                 STOCK     OF PAR     EARNINGS       INCOME          EQUITY
                                                 ------   ---------   ---------   -------------   -------------
                                                                        ($ IN MILLIONS)
Balance, December 31, 1996.....................   $       $           $ 1,085.4      $  85.1        $1,170.5
Comprehensive income:
  Net income...................................                           117.1                        117.1
  Other comprehensive income:
     Unrealized gains on investments, net of
       unrealized losses, reclassification
       adjustments, and taxes (Note 11)........                                         35.9            35.9
     Minimum pension liability adjustment......                                         (2.9)           (2.9)
                                                                                     -------        --------
  Other comprehensive income...................                                         33.0            33.0
                                                                                     -------        --------
Comprehensive income...........................                                                        150.1
                                                  ----    --------    ---------                     --------
Balance, December 31, 1997.....................                         1,202.5        118.1         1,320.6
Demutualization Transaction....................    0.4     1,323.9     (1,357.7)                       (33.4)
Initial Public Offering........................    0.1       282.0                                     282.1
Warrants.......................................               10.0                                      10.0
Comprehensive income:
  Net income before demutualization............                           155.2                        155.2
  Net income after demutualization.............                             8.8                          8.8
                                                  ----    --------    ---------      -------        --------
     Net income for the year...................                           164.0                        164.0
  Other comprehensive income:
     Unrealized losses on investments, net of
       unrealized gains, reclassification
       adjustments, and taxes (Note 11)........                                         31.4            31.4
     Minimum pension liability adjustment......                                          2.9             2.9
                                                                                     -------        --------
  Other comprehensive income...................                                         34.3            34.3
                                                  ----    --------    ---------      -------        --------
Comprehensive income...........................                                                        198.3
                                                                                                    --------
Balance, December 31, 1998.....................    0.5     1,615.9          8.8        152.4         1,777.6
Dividends Declared.............................                           (18.9)                       (18.9)
Comprehensive income/(loss)....................
  Net income...................................                           248.6                        248.6
  Other comprehensive income: unrealized gains
     on investments, net of unrealized losses,
     reclassification adjustments, and taxes
     (Note 11).................................                                       (181.8)         (181.8)
                                                  ----    --------    ---------      -------        --------
Comprehensive income/(loss)....................                                                         66.8
                                                                                     -------        --------
Balance, December 31, 1999.....................   $0.5    $1,615.9    $   238.5      $ (29.4)       $1,825.5
                                                  ====    ========    =========      =======        ========

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                               1999        1998         1997
                                                              -------    ---------    ---------
                                                                       ($ IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES (SEE NOTE 4):
Net income..................................................  $ 248.6    $   164.0    $   117.1
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Interest credited to policyholders' account balances......    105.0        110.6        122.3
  Universal life and investment-type product policy fee
     income.................................................   (143.5)      (123.6)      (112.9)
  Capitalization of deferred policy acquisition costs.......   (148.8)      (124.5)      (141.0)
  Amortization of deferred policy acquisition costs.........     70.3        122.0        181.2
  Provision for depreciation and amortization...............     31.5         41.4         55.0
  Provision for deferred federal income taxes...............     57.4         11.4        (50.2)
  Net realized gains on investments.........................   (122.2)      (168.7)       (72.1)
  Non-cash distributions from investments...................   (172.8)       (35.1)       (31.1)
  Change in other assets and accounts payable and other
     liabilities............................................    (26.4)       (22.7)      (177.5)
  Change in future policy benefits..........................     (3.7)       136.2        206.9
  Change in other policyholders' liabilities................     15.6         32.9        (17.4)
  Change in current federal income taxes payable............    103.8        (14.6)       (11.2)
  Initial cash transferred to the Closed Block..............       --        (46.9)          --
  Contribution from the Closed Block........................    (44.8)        (5.7)          --
                                                              -------    ---------    ---------
Net cash (used in)/provided by operating activities.........    (30.0)        76.7         69.1
                                                              -------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayments of:
  Fixed maturities..........................................    689.4        887.3        952.0
  Equity securities.........................................    328.1        177.4        246.7
  Mortgage loans on real estate.............................    132.9        424.4        334.4
  Real estate...............................................    350.7        578.3        430.8
  Other invested assets.....................................     18.7         46.0          5.0
Acquisitions of investments:
  Fixed maturities..........................................   (830.0)    (1,479.7)    (1,336.2)
  Equity securities.........................................   (152.0)      (230.5)      (211.5)
  Mortgage loans on real estate.............................   (412.0)      (422.4)      (183.1)
  Real estate...............................................    (44.5)       (39.5)       (52.7)
  Other invested assets.....................................    (20.6)        (2.1)        (1.7)
  Policy loans, net.........................................     (7.8)       (17.8)       (15.9)
  Other, net................................................     60.3          8.8         10.1
  Property & equipment, net.................................    (22.5)       (30.9)       (35.8)
  Acquisition of subsidiaries, net of cash acquired.........       --        (46.0)          --
                                                              -------    ---------    ---------
Net cash provided by/(used in) investing activities.........  $  90.7    $  (146.7)   $   142.1
                                                              -------    ---------    ---------

          See accompanying notes to consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                                        ($ IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of debt.......................................  $      --    $      --    $   115.0
     Repayments of debt.....................................      (84.8)       (61.3)      (126.0)
     Receipts from annuity and universal life policies
      credited to policyholders' account balances...........    1,851.5      1,254.0      1,226.4
     Return of policyholders' account balances on annuity
      policies and universal life policies..................   (1,863.6)    (1,377.0)    (1,435.2)
     Other..................................................         --           --          6.6
     Issuance of common stock...............................         --        282.5           --
     Dividends paid to shareholders.........................      (18.9)          --           --
     Payments to eligible policyholders.....................       (8.1)       (12.5)          --
                                                              ---------    ---------    ---------
Net cash (used in)/provided by financing activities.........     (123.9)        85.7       (213.2)
                                                              ---------    ---------    ---------
Net (decrease)/increase in cash and cash equivalents........      (63.2)        15.7         (2.0)
Cash and cash equivalents, beginning of year................      329.1        313.4        315.4
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $   265.9    $   329.1    $   313.4
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Income taxes................................................  $    20.1    $    97.4    $   114.6
Interest....................................................  $    20.3    $    20.3    $    20.8

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

     The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the "Company"), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners (see Note 5). The Company distributes its products primarily through its career agency sales force and various complementary distribution channels. These include sales of mutual funds sold by Enterprise Capital Management through third-party broker dealers, sales of protection products through brokerage general agencies, sales of corporate-owned life insurance ("COLI") products by the Company's corporate marketing team and sales of a variety of financial products and services through the Company's Trusted Securities Advisors Corp. subsidiary. The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

     On December 31, 1998, MONY Life acquired Sagamore Financial Corporation, the holding Company parent of U.S. Financial Life Insurance Company ("USFL") for a purchase price of $48 million. USFL is a special-risk carrier based in Ohio, which distributes its products in 41 states through brokerage general agencies. The acquisition was accounted for as a purchase. In conjunction therewith, MONY Life recorded $18.8 million of goodwill which will be amortized over 20 years.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses

                      THE MONY GROUP INC. AND SUBSIDIARIES
during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company's financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, and (iii) valuation allowances for mortgage loans and real estate to be disposed of, and impairment writedowns for real estate held for investment. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and those partnerships in which the Company has a majority voting interest. All significant intercompany accounts and transactions have been eliminated.

     Minority interest related to partnerships that are consolidated, which is included in Accounts Payable and Other Liabilities, amounted to $17.4 million and $33.5 million at December 31, 1999 and 1998, respectively.

  Transaction

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

     In connection with the Demutualization on the Plan Effective Date, eligible policyholders received, in the aggregate, approximately $20.6 million of cash, $13.2 million of policy credits and 34.3 million shares of common stock of the MONY Group in exchange for their membership interests in MONY. In conjunction with the Offerings, approximately 12.9 million shares of the common stock of MONY Group were issued at an initial public offering of $23.50 per share. The Demutualization was accounted for as a reorganization. Accordingly, the Company's retained earnings at the Plan Effective Date (net of the aforementioned cash payments and policy credits which were charged directly to retained earnings) were reclassified to "Common stock" and "Capital in excess of par".

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

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

     For participating traditional life policies, DAC is amortized over the expected life of the contracts (30 years) as a constant percentage based on the present value of estimated gross margins expected to be realized over the life of the contracts using the expected investment yield. At December 31, 1999, the expected investment yield was 7.31%, for the year 2000 with subsequent years grading down to an ultimate aggregate yield of 7.12% in year 2013. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.

     For universal life products and investment-type products, DAC is amortized over the expected life of the contracts (ranging from 15 to 30 years) as a constant percentage based on the present value of estimated gross profits expected to be realized over the life of the contracts using the initial locked in discount rate. The discount rate for all products is 8%. Estimated gross profits arise principally from investment results, mortality and expense margins and surrender charges.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

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

     Policyholders' account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.8%, 5.7% and 5.8% for the years ended December 31, 1999, 1998, and 1997, respectively. The weighted average interest crediting rate for investment-type products was approximately 5.1%, 5.2% and 5.4% for the years ended December 31, 1999, 1998, and 1997, respectively.

  Dividends to Policyholders

     Dividends to policyholders, which are substantially all on the Closed Block Business (see Note 3) are determined annually by the Board of Directors of MONY Life. The aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity and expense experience for the year.

  Participating Business

     At December 31, 1999 and 1998, participating business, substantially all of which is in the Closed Block, represented approximately 63.5% and 72.6% of the Company's life insurance in force, and 81.2% and 84.2% of the number of life insurance policies in force, respectively. For each of the years ended December 31, 1999 and 1998, participating business, represented approximately 95.9% and 99.7%, respectively, of life insurance premiums.

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

     Accumulated depreciation of property and equipment and amortization of leasehold improvements was $38.3 million and $71.0 million at December 31, 1999 and 1998, respectively. Related depreciation and amortization expense was $16.6 million, $11.4 million, and $8.8 million for the years ended December 31, 1999, 1998, and 1997, respectively.

  Federal Income Taxes

     The Company files a consolidated federal income tax return with its life and non-life affiliates except Sagamore Financial Corporation and its subsidiaries. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

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

     In determining whether a reinsurance contract qualifies for reinsurance accounting, Statement of Financial Accounting Standards ("SFAS") No. 113 requires that there be a "reasonable possibility" that the reinsurer may realize a "significant loss" from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a "reasonable possibility" as having a probability of at least 10%. In assessing whether the projected results of the reinsured business constitute a "significant loss", the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the "aggregate projected loss"), to an estimate of the reinsurer's investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

     The reinsurer's investment in a reinsurance contract consists of amounts paid to the ceding company at the inception of the contract (e.g. expense allowances and the excess of liabilities assumed by the reinsurer over the assets transferred to

                      THE MONY GROUP INC. AND SUBSIDIARIES
the reinsurer under the contract) plus the amount of capital required to support such business consistent with prudent business practices, regulatory requirements, and the reinsurer's credit rating. The Company estimates the capital required to support such business based on what it considers to be an appropriate level of risk-based capital in light of regulatory requirements and prudent business practices.

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

  Consolidated Statements of Cash Flows -- Non-cash Transactions

     For the years ended December 31, 1999, 1998, and 1997, respectively, real estate of $27.0 million, $5.0 million, and $14.4 million was acquired in satisfaction of debt (including the Closed Block of $22.0 million). At December 31, 1999 and 1998, the Company owned real estate acquired in satisfaction of debt of $121.0 million and $143.2 million, respectively. Other non-cash transactions, which are reflected in the statement of cash flows as a reconciling item from net income to net cash provided by operating activities, consisted primarily of stock distributions from the Company's partnership investments and payment-in-kind for interest due on certain fixed maturity securities.

  Extraordinary Item -- Demutualization Expenses

     The accompanying consolidated statements of income and comprehensive income reflect extraordinary charges (net of taxes) of $2.0 million and $27.2 million for the year ended December 31, 1999 and 1998, respectively. Costs incurred in 1998 primarily include the fees of financial, legal, actuarial and accounting advisors to the Company and to the New York Insurance Department as well as printing and postage for communication with policyholders. Costs incurred in 1999 primarily relate to expenses incurred in connection with a commission-free sale and purchase program (the "Program") offered to shareholders pursuant to the Plan. Under the Program, shareholders who own fewer than 100 shares were able to sell their shares or purchase additional shares to round up to 100 shares without incurring commissions.

  Earnings Per Share

     Under GAAP, earnings per share is presented only for periods since the effective date of the Transaction (November 16, 1998). In addition, on a pro forma basis, earnings per share is presented as if the Transaction had occurred as of January 1, 1998.

     Basic earnings per share for the period from November 16, 1998 through December 31, 1998 is based on the weighted average number of shares outstanding during such period. The unaudited basic pro forma earnings per share for the year ended December 31, 1998 is based on the weighted average number of shares that would have been outstanding during the year had the Transaction occurred as of January 1, 1998. Diluted earnings per share and unaudited diluted pro forma earnings per share amounts are computed the same as in the respective calculations of basic and pro forma basic earnings per share amounts, respectively, except that such calculations assume the exercise of the Warrants at the beginning of the periods presented. For purposes of this calculation at December 31, 1998, the exercise price of the Warrants was determined by assuming that the average daily closing prices of the common stock of MONY Group for the 40 trading days following the first 20 trading days after December 24, 1998 was equal to the closing price of such common stock at December 31, 1998 (see Note
2). The aforementioned 40 trading day period ended on March 24, 1999. Accordingly, the actual exercise price of the Warrants, which is used in diluted earnings per share calculations for periods subsequent to December 31, 1998, is $23.50 per share.

  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. SFAS 137 delayed the effective date of SFAS 133 by one year. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial condition or results of operations.

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

     Products comprising the protection products segment primarily include a wide range of insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, last survivor universal life, group universal life and special-risk products. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits (see Note 10), (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block, and (iii) the Company's disability income insurance business. Products comprising the accumulation products segment primarily include flexible premium variable annuities, single premium deferred annuities, immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products. The Company's other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company's proprietary investment products and, in addition, provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's field agency force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (see Note 10).

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of and for each of the years ended December 31, 1999, 1998 and 1997, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate certain non-recurring items to the segments. In addition, all segment revenues are from external customers.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Amounts reported as "unallocated amounts" in the table below primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) assets, liabilities, revenues and expenses of the MONY Group and
(iii) a one-time restructuring charge in 1999 of $59.7 million pre-tax relating to the Company's early retirement program (see Note 24).

                     SEGMENT SUMMARY FINANCIAL INFORMATION

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                                        ($ IN MILLIONS)
PREMIUMS:
Protection Products.........................................  $    82.0    $   602.2    $   817.0
Accumulation Products.......................................        0.9          2.6          5.0
Other Products..............................................       13.4         16.9         16.6
                                                              ---------    ---------    ---------
                                                              $    96.3    $   621.7    $   838.6
                                                              =========    =========    =========
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products.........................................  $   122.3    $    86.2    $    74.9
Accumulation Products.......................................       73.3         64.1         50.9
Other Products..............................................        0.7          1.3          1.5
                                                              ---------    ---------    ---------
                                                              $   196.3    $   151.6    $   127.3
                                                              =========    =========    =========
NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON
  INVESTMENTS:
Protection Products.........................................  $   445.1    $   655.5    $   611.9
Accumulation Products.......................................      132.4        136.3        131.4
Other Products..............................................       69.6         63.8         59.9
Unallocated amounts.........................................        2.3          2.2          1.9
                                                              ---------    ---------    ---------
                                                              $   649.4    $   857.8    $   805.1
                                                              =========    =========    =========
OTHER INCOME:
Protection Products(1)(7)...................................  $   123.0    $    85.5    $    94.9
Accumulation Products.......................................       95.1         72.8         52.1
Other Products..............................................       80.7         61.1         53.1
Unallocated amounts.........................................        4.8          5.7          5.3
                                                              ---------    ---------    ---------
                                                              $   303.6    $   225.1    $   205.4
                                                              =========    =========    =========
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products.........................................  $    39.6    $    92.4    $   146.8
Accumulation Products.......................................       30.7         29.6         34.4
                                                              ---------    ---------    ---------
                                                              $    70.3    $   122.0    $   181.2
                                                              =========    =========    =========
BENEFITS TO POLICYHOLDERS:(2)
Protection Products.........................................  $   141.7    $   663.4    $   821.1
Accumulation Products.......................................       73.7         79.6         92.5
Other Products..............................................       33.7         41.6         45.2
Unallocated amounts.........................................        4.5          7.9          7.2
                                                              ---------    ---------    ---------
                                                              $   253.6    $   792.5    $   966.0
                                                              =========    =========    =========

                      THE MONY GROUP INC. AND SUBSIDIARIES

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                                        ($ IN MILLIONS)
OTHER OPERATING COSTS AND EXPENSES:
Protection Products.........................................  $   277.4    $   287.1    $   281.0
Accumulation Products.......................................      105.7         84.4         66.3
Other Products..............................................       93.7         80.2         66.2
Unallocated amounts.........................................       60.4           --          3.7
                                                              ---------    ---------    ---------
                                                              $   537.2    $   451.7    $   417.2
                                                              =========    =========    =========
INCOME BEFORE INCOME TAXES:
Protection Products.........................................  $   315.0    $   193.7    $   129.0
Accumulation Products.......................................       89.6         80.5         44.1
Other Products..............................................       35.8         20.0         18.3
Unallocated amounts.........................................      (57.8)          --         (3.7)
                                                              ---------    ---------    ---------
                                                              $   382.6    $   294.2    $   187.7
                                                              =========    =========    =========
ASSETS:
Protection Products(3)(8)...................................  $16,181.4    $16,580.9    $15,776.5
Accumulation Products.......................................    6,175.0      6,171.3      5,757.9
Other Products..............................................    1,187.6      1,256.2      1,234.2
Unallocated amounts.........................................    1,209.4        949.8        842.7
                                                              ---------    ---------    ---------
                                                              $24,753.4    $24,958.2    $23,611.3
                                                              =========    =========    =========
DEFERRED POLICY ACQUISITION COSTS:
Protection Products(9)......................................  $ 1,094.9    $   857.6    $   874.1
Accumulation Products.......................................      153.3        136.7        133.0
                                                              ---------    ---------    ---------
                                                              $ 1,248.2    $   994.3    $ 1,007.1
                                                              =========    =========    =========
POLICYHOLDERS' LIABILITIES:
Protection Products(4)(10)..................................  $10,231.7    $10,267.0    $10,105.7
Accumulation Products.......................................    1,236.3      1,318.6      1,416.1
Other Products..............................................      418.9        455.6        513.4
Unallocated amounts.........................................       17.4         17.4         16.5
                                                              ---------    ---------    ---------
                                                              $11,904.3    $12,058.6    $12,051.7
                                                              =========    =========    =========
SEPARATE ACCOUNT LIABILITIES:(5)
Protection Products(6)......................................  $ 3,843.5    $ 4,056.8    $ 3,720.1
Accumulation Products.......................................    4,548.9      4,452.6      4,002.6
Other Products..............................................      604.2        621.9        547.7
Unallocated amounts.........................................      832.3        776.4        736.0
                                                              ---------    ---------    ---------
                                                              $ 9,828.9    $ 9,907.7    $ 9,006.4
                                                              =========    =========    =========

---------------
 (1) Includes Group Pension Profits of $63.0 million, $56.8 million and $60.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. (See Note 10).
 (2) Includes interest credited to policyholders' account balances.
 (3) Includes assets transferred in the Group Pension Transaction of $5,109.8 million, $5,751.8 million and $5,714.9 million as of December 31, 1999, 1998 and 1997, respectively.
 (4) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,645.7 million, $1,824.9 million and $1,991.0 million as of December 31, 1999, 1998 and 1997 respectively.
 (5) Each segment includes separate account assets in an amount not less than the corresponding liability reported.
 (6) Includes separate account liabilities transferred in the Group Pension Transaction of $3,432.7 million, $3,829.6 million and $3,614.0 million as of December 31, 1999, 1998 and 1997, respectively.
 (7) Includes $44.8 million and $5.7 million relating to the Contribution from the Closed Block for the year ended December 31, 1999 and for period from November 16, 1998 through December 31, 1998 and the year ended December 31, 1999, respectively (see Note 3 and Note 20).
 (8) Includes Closed Block assets of $6,182.1 million and $6,161.2 million as of December 31, 1999 and 1998, respectively (see Note 3 and Note 20).

                      THE MONY GROUP INC. AND SUBSIDIARIES

 (9) Includes deferred policy acquisition costs allocated to the Closed Block of $689.9 million and $554.6 million as of December 31, 1999 and 1998, respectively (see Note 3 and Note 20).
(10) Includes Closed Block policyholders' liabilities of $7,241.0 million and $7,177.1 million as of December 31, 1999 and 1998, respectively (see Note 3 and Note 20).

     Substantially all of the Company's revenues are derived in the United States. Revenue derived from outside the United States is not material and revenue derived from any single customer does not exceed 10 percent of total consolidated revenues.

     Following is a summary of revenues by product for the years ended December 31, 1999, 1998 and 1997:

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
PREMIUMS:
Individual life(1)..........................................  $ 81.9    $602.5    $742.4
Disability income insurance.................................     0.6       0.2      74.6
Group insurance.............................................    13.4      16.9      16.6
Other.......................................................     0.4       2.1       5.0
                                                              ------    ------    ------
          Total.............................................  $ 96.3    $621.7    $838.6
                                                              ======    ======    ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Universal life..............................................  $ 73.2    $ 55.4    $ 48.3
Variable universal life.....................................    37.6      20.4      17.8
Group universal life........................................    11.5      10.4       8.7
Individual variable annuities...............................    72.8      63.4      50.0
Individual fixed annuities..................................     1.2       2.0       2.5
                                                              ------    ------    ------
          Total.............................................  $196.3    $151.6    $127.3
                                                              ======    ======    ======

---------------
(1) Excludes revenues from individual life in the Closed Block of $620.8 million and $100.1 million, for the year ended December 31, 1999 and for the period from November 16, 1998 through December 31, 1998.

6.  DEFERRED POLICY ACQUISITION COSTS:

     Policy acquisition costs deferred and amortized in 1999, 1998 and 1997 are as follows:

                                                               1999       1998        1997
                                                              ------    --------    --------
                                                                     ($ IN MILLIONS)
Balance, beginning of year..................................  $439.7    $1,007.1    $1,095.2
Balance transferred to the Closed Block at November 16,
  1998......................................................      --      (562.3)         --
                                                              ------    --------    --------
                                                               439.7       444.8     1,095.2
                                                              ------    --------    --------
Cost deferred during the year...............................   148.7       124.7       141.0
Amortized to expense during the year........................   (70.3)     (122.0)     (181.2)
Effect on DAC from unrealized gains (losses) (see Note 4)...    40.2        (7.8)      (47.9)
                                                              ------    --------    --------
Balance, end of the year....................................  $558.3    $  439.7    $1,007.1
                                                              ======    ========    ========

7.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS:

  Pension Plans --

     The Company has a qualified pension plan covering substantially all of its salaried employees. The provisions of the plan provide both (a) defined benefit accruals based on (i) years of service, (ii) the employee's final average annual compensation and (iii) wage bases or benefits under Social Security and (b) defined contribution accruals based on a Company matching contribution equal to 100% of the employee's elective deferrals under the incentive savings plan for employees up to 3% of the employee's eligible compensation and an additional 2% of eligible compensation for each active participant. Effective June 15, 1999, prospective defined contribution accruals in the defined benefit plan ceased and were redirected to the Investment Plan Supplement for Employees. The Company did not make any contribution in the current year or prior year under Section 404 of the Internal Revenue Code ("IRC") because the plan was fully funded under
Section 412 of the IRC.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     During 1999, the Company amended its Qualified Pension plan which reduced certain benefit liabilities payable thereunder. The amendment resulted in a decrease of $27.0 million in the plan's projected benefit obligation.

     In July 1999, the Company offered special benefits to its employees who elected by August 15, 1999, voluntary termination of employment (special termination benefits). The special termination benefits represented benefits in excess of that which would normally be due to employees electing to retire early. These excess benefits were calculated based on grants of additional years of service and age used in the benefit calculation. All of the special termination benefits relating to the Company's qualified plan, which aggregated $30.6 million, will be paid from the Plan's assets. All the benefits paid relating to the Company's non-qualified plan, which aggregated $19.4 million, will be paid directly from the Company's assets. As a result of the aforementioned early retirement offer, the Company recorded a charge of $59.7 million in 1999 which included the aforementioned expenses in addition to severence and other related expenses and reflected this amount in Other Operating Costs and Expenses.

     The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, private placement debt securities and bonds. At December 31, 1999 and 1998, $495.7 million and $457.3 million were invested in the MONY Pooled Accounts. Benefits of $40.4 million, $26.3 million and $24.2 million were paid by this plan for the years ended December 31, 1999, 1998, and 1997, respectively.

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

     Assumed health care cost trend rates typically have a significant effect on the amounts reported for health care plans. However, under the Company's postretirement healthcare plan, there is a per capita limit on the Company's healthcare costs, as a result, a one-percentage point change in the assumed healthcare cost trend rates would have an immaterial affect on amounts reported.

     The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company's qualified and non-qualified defined benefit pension plans and other benefits which represents the Company's postretirement benefit obligation:

                                                              PENSION BENEFITS     OTHER BENEFITS
                                                              ----------------    -----------------
                                                               1999      1998      1999      1998
                                                              ------    ------    ------    -------
                                                                         ($ IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $398.3    $390.1    $100.0    $ 101.1
Service cost................................................    11.7      14.4       2.0        1.3
Interest cost...............................................    27.3      26.3       7.2        6.4
Curtailment gain............................................    (3.8)       --        --         --
Terminated benefits.........................................    50.0        --        --         --
Plan amendment..............................................   (27.0)       --        --         --
Actuarial (gain)/loss.......................................   (38.8)      2.0      (4.0)      (3.0)
Benefits paid...............................................   (44.4)    (34.5)     (7.5)      (5.8)
                                                              ------    ------    ------    -------
Benefit obligation at end of year...........................   373.3     398.3      97.7      100.0
                                                              ------    ------    ------    -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $459.8    $432.5    $   --    $    --
Actual return on plan assets................................    77.4      56.7        --         --
Employer contribution.......................................     6.7       5.1       7.5        5.8

                      THE MONY GROUP INC. AND SUBSIDIARIES

                                                              PENSION BENEFITS     OTHER BENEFITS
                                                              ----------------    -----------------
                                                               1999      1998      1999      1998
                                                              ------    ------    ------    -------
                                                                         ($ IN MILLIONS)
Benefits and expenses paid..................................   (45.9)    (34.5)     (7.5)      (5.8)
                                                              ------    ------    ------    -------
Fair value of plan assets at end of year....................   498.0     459.8        --         --
                                                              ------    ------    ------    -------
Funded status...............................................   124.7      61.5     (97.7)    (100.0)
Unrecognized actuarial loss/(gain)..........................   (57.2)     16.4       7.4       11.1
Unamortized transition obligation...........................   (13.0)    (19.8)     39.4       42.7
Unrecognized prior service cost.............................   (15.6)      9.7      (1.0)        --
                                                              ------    ------    ------    -------
Net amount recognized.......................................  $ 38.9    $ 67.8    $(51.9)   $ (46.2)
                                                              ======    ======    ======    =======
Amounts recognized in the statement of financial position
  consist of:
Prepaid benefit cost........................................  $ 93.8    $103.0    $   --    $    --
Accrued benefit liability...................................   (55.0)    (39.5)    (51.9)     (46.2)
Intangible asset............................................     0.1       1.4        --         --
Accumulated other comprehensive income......................      --       2.9        --         --
                                                              ------    ------    ------    -------
Net amount recognized.......................................  $ 38.9    $ 67.8    $(51.9)   $ (46.2)
                                                              ======    ======    ======    =======

     The Company's qualified plan had assets of $498.0 million and $459.8 million at December 31, 1999 and 1998, respectively. The projected benefit obligation and accumulated benefit obligation for the qualified plan were $311.0 million and $285.4 million at December 31, 1999 and $350.8 million and $311.5 million at December 31, 1998, respectively.

     The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plan, which is unfunded, were $62.3 million and $55.0 million at December 31, 1999 and $47.5 million and $39.5 million at December 31, 1998, respectively.

                                                                PENSION
                                                                BENEFITS      OTHER BENEFITS
                                                              ------------    ---------------
                                                              1999    1998    1999      1998
                                                              ----    ----    -----    ------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................   8.0%   6.75%    8.0%     6.75%
Expected return on plan assets..............................  10.0%   10.0%     --        --
Rate of compensation increase...............................   5.0%    5.0%    5.0%      5.0%

     For measurements purposes, a 11% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 6% percent for 2010 and remain at that level thereafter.

     Components of net periodic benefit cost for the pension and other post-retirement plans are as follows:

                                                        PENSION BENEFITS             OTHER BENEFITS
                                                   --------------------------    -----------------------
                                                    1999      1998      1997     1999     1998     1997
                                                   ------    ------    ------    -----    -----    -----
                                                                      ($ IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.....................................  $ 11.7    $ 14.4    $ 12.9    $ 2.0    $ 1.3    $ 1.0
Interest cost....................................    27.3      26.3      27.5      7.2      6.4      6.7
Expected return on plan assets...................   (44.2)    (41.8)    (38.0)      --       --       --
Amortization of prior service cost...............    (0.8)      1.0       1.0     (0.1)      --       --
Curtailment gain.................................    (3.8)       --        --       --       --       --
Special Termination Benefits.....................    50.0        --        --       --       --       --
Recognized net actuarial loss....................      --        --       0.1      1.1      0.1       --
Amortization of Transition Items.................    (7.5)     (7.5)     (7.5)     3.1      3.1      3.1
                                                   ------    ------    ------    -----    -----    -----
Net periodic benefit cost........................  $ 32.7    $ (7.6)   $ (4.0)   $13.3    $10.9    $10.8
                                                   ======    ======    ======    =====    =====    =====

                      THE MONY GROUP INC. AND SUBSIDIARIES

     The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. In addition, after-tax voluntary field underwriter contribution of up to 10% of earnings are allowed. At December 31, 1999 and 1998, the fair value of plan assets was $250.3 million and $222.2 million, respectively. For the years ended December 31, 1999, 1998, and 1997, the Company contributed $3.1 million, $3.2 million and $3.3 million to the plan, respectively, which amounts are reflected in Other Operating Costs and Expenses.

     The Company has a non-qualified defined contribution plan, which is unfunded. The non-qualified defined contribution plan projected benefit obligation which equaled the accumulated benefit obligation was $62.2 million and $48.4 million as of December 31, 1999 and 1998, respectively. The non-qualified defined contribution plan's net periodic expense was $9.3 million, $6.6 million and $9.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the Federal income tax expense (benefit) is presented below:

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
Federal income tax (benefit) expense:
  Current...................................................  $ 74.5    $ 84.9    $104.1
  Deferred..................................................    57.5      18.1     (46.8)
                                                              ------    ------    ------
          Total.............................................  $132.0    $103.0    $ 57.3
                                                              ======    ======    ======

     Federal income taxes reported in the consolidated statements of income are different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

                                                               1999      1998     1997
                                                              ------    ------    -----
                                                                   ($ IN MILLIONS)
Tax at statutory rate.......................................  $133.9    $103.0    $65.7
Differential earnings amount................................      --        --     (5.8)
Dividends received deduction................................    (1.7)     (1.4)    (0.5)
Other.......................................................    (0.2)      1.4     (2.1)
                                                              ------    ------    -----
Provision for income taxes..................................  $132.0    $103.0    $57.3
                                                              ======    ======    =====

     The Company's federal income tax returns for years through 1993 have been examined by the Internal Revenue Service ("IRS"). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     The components of deferred tax liabilities and assets at December 31, 1999 and 1998 are as follows:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
Deferred policy acquisition costs...........................  $145.0    $127.9
Fixed maturities and equity securities......................    34.5      68.2
Other, net(1)...............................................    56.4      71.3
Nonlife subsidiaries........................................    17.2       8.3
                                                              ------    ------
Total deferred tax liabilities..............................   253.1     275.7
                                                              ------    ------
Policyholder and separate account liabilities...............   155.6     113.8
Accrued expenses............................................    50.8      70.4
Deferred compensation and benefits..........................    38.3      24.0
Policyholder dividends......................................      --      39.8
Real estate and mortgages...................................    25.3      29.4
                                                              ------    ------
Total deferred tax assets...................................   270.0     277.4
                                                              ------    ------
Net deferred tax asset......................................  $ 16.9    $  1.7
                                                              ======    ======

---------------
(1) Includes $3.8 million and $25.7 million at December 31, 1999 and 1998 of deferred taxes relating to net unrealized gains on fixed maturity securities in the AEGON Portfolio (see Note 10).

     The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

9.  LEASES:

     The Company has entered into various operating lease agreements for office space, furniture and equipment. These leases have remaining non-cancelable lease terms in excess of one year. Total rental expense for these operating leases amounted to $29.6 million in 1999, $24.5 million in 1998 and $25.6 million in 1997. The future minimum rental obligations for the next five years and thereafter under these leases are: $30.6 million for 2000, $28.2 million for 2001, $27.0 million for 2002, $25.4 million for 2003, $22.6 million for 2004, and $154.4 for the years thereafter.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

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

     For the years ended December 31, 1999, 1998 and 1997, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $35.7 million, $49.8 million, and $55.7 million, respectively, and the Company recorded Group Pension Profits of $63.0 million, $56.8 million and $60.0 million, respectively. In addition, the Company earned $12.8 million, $12.8 million, and $17.7 million of interest income on the Notes during the aforementioned years. From 1994 through 1996, the Company reinvested an aggregate of $169 million of the aforementioned profits and interest in additional Series A notes (the "Additional Notes") with a face amount equal to the amount reinvested. The Additional Notes paid interest at 1% above the two-year U.S. Treasury rate in effect at the time of their issuance. All of the Additional Notes were redeemed at face value by AEGON during 1997. At December 31, 1999, the remaining Series A notes held by the Company consisted of the $150.0 million face amount of Series A Notes it acquired on December 31, 1993.

     The following sets forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction (such assets hereafter referred to as the "AEGON Portfolio"), (ii) the transferred separate account assets and liabilities, and (iii) the components of revenue and expense comprising the Group Pension Profits:

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
ASSETS:
  General Account
     Fixed maturities: available for sale, at estimated fair
      value (amortized cost; $1,532.4 and $1,564.6,
      respectively).........................................  $1,510.0    $1,620.2
     Mortgage loans on real estate..........................      98.5       214.8
     Real estate held for investment........................        --        37.9
     Real estate to be disposed of..........................      16.8          --
     Cash and cash equivalents..............................      25.3        21.7
     Accrued investment income..............................      26.5        27.6
                                                              --------    --------
     Total general account assets...........................   1,677.1     1,922.2
  Separate account assets...................................   3,432.7     3,829.6
                                                              --------    --------
          Total assets......................................  $5,109.8    $5,751.8

                      THE MONY GROUP INC. AND SUBSIDIARIES

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
                                                              ========    ========
LIABILITIES:
  General Account(1)
     Policyholders' account balances........................  $1,645.7    $1,824.9
     Other liabilities......................................      20.7        24.0
                                                              --------    --------
          Total general account liabilities.................   1,666.4     1,848.9
  Separate account liabilities(2)...........................   3,432.7     3,829.6
                                                              --------    --------
          Total liabilities.................................  $5,099.1    $5,678.5
                                                              ========    ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $88.9 million and $121.7 million as of December 31, 1999 and 1998, respectively.
(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $20.3 million and $33.3 million as of December 31, 1999 and 1998, respectively.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................   $ 24.0      $ 23.3      $ 23.7
Net investment income.......................................    128.4       154.7       169.3
Net realized gains on investments...........................     18.9         7.2         7.1
                                                               ------      ------      ------
          Total revenues....................................    171.3       185.2       200.1
BENEFITS AND EXPENSES:
Interest credited to policyholders' account balances........     88.4       108.7       117.3
Other operating costs and expenses..........................     19.9        19.7        22.8
                                                               ------      ------      ------
          Total benefits and expenses.......................    108.3       128.4       140.1
                                                               ------      ------      ------
          Group Pension Profits.............................   $ 63.0      $ 56.8      $ 60.0
                                                               ======      ======      ======

  Fixed Maturity Securities

     At December 31, 1999 and 1998, there were no fixed maturity securities in the AEGON Portfolio deemed to have other than temporary impairments in value. In addition, there were no fixed maturity securities at such dates which have been non-income producing for the preceding twelve months.

     At December 31, 1999 and 1998, there were no problem fixed maturities (as hereafter defined -- see Note 12) held in the AEGON Portfolio. In addition, at such dates the carrying value of potential problem fixed maturities held in the AEGON Portfolio was $3.7 million. Also, none of the fixed maturity securities held in the AEGON Portfolio at December 31, 1999 and 1998 or prior thereto had been restructured.

     The amortized cost and estimated fair value of fixed maturity securities held in the AEGON Portfolio, by contractual maturity dates, (excluding scheduled sinking funds), as of December 31, 1999 are as follows:

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
                                                                  ($ IN MILLIONS)
Due in one year or less.....................................  $   91.5      $   92.5
Due after one year through five years.......................     872.0         856.1
Due after five years through ten years......................     269.7         262.8
Due after ten years.........................................      30.9          29.7
                                                              --------      --------
Subtotal....................................................   1,264.1       1,241.1
Mortgage and asset backed securities........................     268.3         268.9
                                                              --------      --------
          Total.............................................  $1,532.4      $1,510.0
                                                              ========      ========

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The percentage of fixed maturities with a credit quality of Aaa, Aa or A was 73.0% and 66.8% at December 31, 1999 and 1998, respectively. The percentage of fixed maturities rated Baa was 24.6% and 29.3% at December 31, 1999 and 1998, respectively. There were no fixed maturities in or near default.

     The net change in unrealized investment gains (losses) represents the only component of other comprehensive income generated by the AEGON Portfolio for the years ended December 31, 1999, 1998, 1997 and prior thereto. The net change in unrealized investment gains (losses) was $(77.9) million, $(4.0) million and $(1.5) million for the years ended December 31, 1999, 1998 and 1997, respectively (see Note 11):

  Mortgage Loans on Real Estate

     Mortgage loans on real estate in the AEGON Portfolio at December 31, 1999 and 1998 consist of the following:

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Mortgage loans..............................................  $102.8     $230.8
Valuation allowances........................................    (4.3)     (16.0)
                                                              ------     ------
Mortgage loans, net of valuation allowance..................  $ 98.5     $214.8
                                                              ======     ======

     An analysis of the valuation allowances with respect to the AEGON Portfolio for 1999, 1998 and 1997 is as follows:

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                  ($ IN MILLIONS)
Balance, beginning of year..................................  $16.0    $13.6    $22.2
Increase (decrease) in allowance............................   (6.7)     2.9     (5.1)
Reduction due to pay downs and pay offs.....................   (1.0)    (0.5)    (1.6)
Transfers to real estate....................................   (4.0)      --     (1.9)
                                                              -----    -----    -----
Balance, end of year........................................  $ 4.3    $16.0    $13.6
                                                              =====    =====    =====

     Impaired mortgage loans along with related valuation allowances with respect to the AEGON Portfolio at December 31, 1999, 1998 and 1997 are as follows:

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----    ------    ------
                                                                   ($ IN MILLIONS)
Investment in impaired mortgage loans (before valuation
  allowances):
  Loans that have valuation allowances......................  $34.3    $ 71.1    $ 56.6
  Loans that do not have valuation allowances...............    4.4       4.4      45.8
                                                              -----    ------    ------
          Subtotal..........................................   38.7      75.5     102.4
Valuation allowances........................................   (2.7)    (11.4)     (5.8)
                                                              -----    ------    ------
Impaired mortgage loans, net of valuation allowances........  $36.0    $ 64.1    $ 96.6
                                                              =====    ======    ======

     Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans.

     During the years ended December 31, 1999, 1998, and 1997, the average recorded investment in impaired mortgage loans with respect to the AEGON Portfolio was approximately $50.0 million, $80.4 million, and $116.3 million, respectively. For the years ended December 31, 1999, 1998, and 1997 approximately $2.9 million, $4.5 million, and $6.5 million, respectively, of interest income on impaired loans with respect to the AEGON Portfolio was earned.

     At December 31, 1999 and 1998, there were no mortgage loans which were non-income producing for the twelve months preceding such dates with respect to the AEGON Portfolio.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     At December 31, 1999 and 1998 the AEGON Portfolio held restructured mortgage loans of $36.0 million and $59.7 million, respectively. Interest income of $2.9 million, $4.0 million, and $6.6 million was recognized on restructured mortgage loans for the years ended December 31, 1999, 1998, and 1997, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $3.9 million, $6.9 million, and $9.2 million for the years ended December 31, 1999, 1998, and 1997, respectively.

     The following table presents the maturity distribution of mortgage loans held in the AEGON Portfolio as of December 31, 1999 ($ in millions):

                                                              DECEMBER 31, 1999
                                                              -----------------
                                                              CARRYING    % OF
                                                               VALUE      TOTAL
                                                              --------    -----
Due in one year or less.....................................   $27.9       28.3%
Due after one year through five years.......................    37.0       37.6
Due after five years through ten years......................    33.6       34.1
                                                               -----      -----
          Total.............................................   $98.5      100.0%
                                                               =====      =====

     Total problem, potential problem and restructured commercial mortgages as a percentage of commercial mortgages were 36.6%, 29.9% and 27.8% at December 31, 1999, 1998 and 1997, respectively. Total valuation allowances as a percentage of problem, potential problem and restructured commercial mortgages at carrying value before valuation allowances were 7.0%, 15.1% and 5.7% as of December 31, 1999, 1998 and 1997, respectively.

  Real Estate

     As of December 31, 1999 and 1998, the AEGON Portfolio had real estate of $16.8 million and $37.9 million, respectively, which are net of $2.4 million and $18.2 million, respectively, of impairments taken upon foreclosure of mortgage loans. Losses recorded during the years ended December 31, 1999, 1998 and 1997 related to impairments taken upon foreclosure were $0.0 million, $0.0 million, and $4.3 million, respectively. For the year ended December 31, 1999, the real estate balance of $16.8 million was classified as real estate to be disposed of. For the year ended December 31, 1998, the balance of $37.9 million was classified as real estate held for investment. During 1999, there was $0.4 million of losses recorded for valuation allowances on real estate to be disposed of.

     Real estate is net of accumulated depreciation of $1.0 million, and $2.5 million and valuation allowances of $0.4 million and $0.0 million at December 31, 1999 and 1998, respectively. Depreciation expense of $0.7 million, $1.1 million, and $1.4 million, was recorded for the years ended December 31, 1999, 1998, and 1997, respectively.

     There was no real estate included in the AEGON Portfolio which was non-income producing for the twelve months preceding December 31, 1999, 1998, and 1997, respectively.

11. INVESTMENT INCOME, REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES), AND COMPREHENSIVE INCOME:

     Net investment income for the years ended December 31, 1999, 1998 and 1997 was derived from the following sources:

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
NET INVESTMENT INCOME
Fixed maturities............................................  $226.1    $418.1    $422.5
Equity securities...........................................   194.2      53.6      53.5
Mortgage loans..............................................    87.1     118.7     137.1
Real estate.................................................    34.1      44.4      56.2
Policy loans................................................     4.4      72.5      82.2
Other investments (including cash and short-term)...........    16.7      23.9      22.4
                                                              ------    ------    ------
Total investment income.....................................   562.6     731.2     773.9
Investment expenses.........................................    35.4      42.1      40.9
                                                              ------    ------    ------
Net investment income.......................................  $527.2    $689.1    $733.0
                                                              ======    ======    ======

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Net realized gains (losses) on investments for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                               1999      1998     1997
                                                              ------    ------    -----
                                                                   ($ IN MILLIONS)
NET REALIZED GAINS (LOSSES) ON INVESTMENTS
Fixed maturities............................................  $ (8.5)   $  8.3    $ 7.3
Equity securities...........................................    76.0       6.9     35.8
Mortgage loans..............................................    (2.2)      5.4     10.4
Real estate.................................................    52.1     127.6     20.1
Other investments assets....................................     4.8      20.5     (1.5)
                                                              ------    ------    -----
Net realized gains on investments...........................  $122.2    $168.7    $72.1
                                                              ======    ======    =====

     Following is a summary of the change in unrealized investment gains (losses), net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 4), which are reflected in Accumulated Other Comprehensive Income for the periods presented. The net change in unrealized investment gains (losses) and the change in the Company's minimum pension liability represent the only components of other comprehensive income for the years ended December 31, 1999, 1998 and 1997 as presented below:

                                                               1999       1998      1997
                                                              -------    ------    ------
                                                                    ($ IN MILLIONS)
OTHER COMPREHENSIVE INCOME
Change in unrealized gains (losses):
Fixed maturities............................................  $(458.9)   $ 66.8    $ 98.7
Equity securities...........................................    (25.3)     24.2       0.6
Other.......................................................     (3.6)     (1.8)      3.7
                                                              -------    ------    ------
Subtotal....................................................   (487.8)     89.2     103.0
AEGON Portfolio (See Note 10)...............................    (77.9)     (4.0)     (1.5)
                                                              -------    ------    ------
Subtotal....................................................   (565.7)     85.2     101.5
Effect on unrealized gains (losses) on investments
  attributable to:
  DAC.......................................................    241.6      (6.7)    (47.9)
  Deferred federal income taxes.............................    114.1     (28.4)    (17.7)
Net unrealized gains and DAC transferred to the Closed
  Block.....................................................     28.2     (18.7)       --
                                                              -------    ------    ------
Change in unrealized gains (losses) on investments, net.....   (181.8)     31.4      35.9
Minimum pension liability adjustment (See Note 7)...........       --       2.9      (2.9)
                                                              -------    ------    ------
  Other comprehensive income................................  $(181.8)   $ 34.3    $ 33.0
                                                              =======    ======    ======

     The following table sets forth the reclassification adjustments required for the years ended December 31, 1999, 1998, and 1997 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

                                                               1999      1998      1997
                                                              -------    -----    ------
                                                                   ($ IN MILLIONS)
RECLASSIFICATION ADJUSTMENTS
Unrealized gains (losses) on Investments arising during
  period....................................................  $(135.3)   $39.3    $ 53.5
Reclassification adjustment for gains included in net
  income....................................................    (46.5)    (7.9)    (17.6)
                                                              -------    -----    ------
Unrealized gains (losses) on Investments, net of
  reclassification adjustments..............................  $(181.8)   $31.4    $ 35.9
                                                              =======    =====    ======

     Unrealized gains (losses) on investments, (excluding net unrealized gains (losses) and DAC on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 1999, 1998 and 1997 are net of income tax expense (benefit) of ($139.2) million, $24.1 million, and $8.2 million, respectively, and $242.0 million, $0.8 million, and $(30.2) million, respectively, relating to the effect of such unrealized gains (losses) on DAC.

     Reclassification adjustments, (excluding net unrealized gains (losses) and DAC on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 1999, 1998 and 1997 are net of income tax expense of $25.1 million, $4.3 million and $9.5 million, respectively, and $(0.4) million, $(7.5) million and $(17.7) million, respectively, relating to the effect of such amounts on DAC.

                      THE MONY GROUP INC. AND SUBSIDIARIES

12.  INVESTMENTS:

  Fixed Maturity Securities Available-for-Sale:

     The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 1999 and 1998 are as follows:

                                                                           GROSS             GROSS
                                                      AMORTIZED          UNREALIZED        UNREALIZED          ESTIMATED
                                                        COST               GAINS             LOSSES           FAIR VALUE
                                                 -------------------   --------------    --------------   -------------------
                                                   1999       1998     1999     1998      1999    1998      1999       1998
                                                 --------   --------   -----   ------    ------   -----   --------   --------
                                                                               ($ IN MILLIONS)
US Treasury securities and Obligations of US
  Government agencies..........................  $  110.1   $   63.8   $  --   $  3.2    $  3.2   $  --   $  106.9   $   67.0
Collateralized mortgage obligations:
  Government agency-backed.....................     147.2      180.2     0.5      3.3       2.1      --      145.6      183.5
  Non-agency backed............................     101.0       85.7     0.9      3.4       2.0      --       99.9       89.1
Other asset-backed securities:
  Government agency-backed.....................      16.4       20.0     0.3      1.0       0.2      --       16.5       21.0
  Non-agency backed............................     402.2      347.5     1.5     12.2      13.0     0.9      390.7      358.8
Foreign governments............................      20.9       16.6     3.7      1.2       0.2     0.6       24.4       17.2
Utilities......................................     347.3      339.4     2.6     13.2      14.4     5.1      335.5      347.5
Corporate bonds................................   1,995.5    1,953.8     9.4     79.3      78.4     9.0    1,926.5    2,024.1
                                                 --------   --------   -----   ------    ------   -----   --------   --------
         Total bonds...........................   3,140.6    3,007.0    18.9    116.8     113.5    15.6    3,046.0    3,108.2
Redeemable preferred stocks....................      22.4       23.5      --      0.6       1.7     0.3       20.7       23.8
                                                 --------   --------   -----   ------    ------   -----   --------   --------
         Total.................................  $3,163.0   $3,030.5   $18.9   $117.4    $115.2   $15.9   $3,066.7   $3,132.0
                                                 ========   ========   =====   ======    ======   =====   ========   ========

     The carrying value of the Company's fixed maturity securities at December 31, 1999 and 1998 is net of adjustments for impairments in value deemed to be other than temporary of $16.2 million and $15.1 million, respectively.

     At December 31, 1999 and 1998, there was $1.6 million and $0.0 million, respectively of fixed maturity securities which had been non-income producing for the twelve months preceding such dates.

     The Company classifies fixed maturity securities which (i) are in default as to principal or interest payments, or (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or
(iv) are deemed to have other than temporary impairments to value as "problem fixed maturity securities". At December 31, 1999 and 1998, the carrying value of problem fixed maturities held by the Company was $33.9 million. In addition, at December 31, 1999 and 1998, the Company held $0.0 million and $8.6 million of fixed maturity securities which had been restructured. Gross interest income that would have been recorded in accordance with the original terms of restructured fixed maturity securities amounted to $0.0 million and $0.9 million for the years ended December 31, 1999 and 1998, respectively. Gross interest income on these fixed maturity securities included in net investment income aggregated $0.0 million and $1.3 million for the years ended December 31, 1999 and 1998, respectively.

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 1999, are as follows:

                                                                       1999
                                                              -----------------------
                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
                                                                  ($ IN MILLIONS)
Due in one year or less.....................................  $  138.6      $  139.7
Due after one year through five years.......................     553.2         547.0
Due after five years through ten years......................   1,243.3       1,193.4
Due after ten years.........................................     561.1         533.9
                                                              --------      --------
          Subtotal..........................................   2,496.2       2,414.0
Mortgage- and asset-backed securities.......................     666.8         652.7
                                                              --------      --------
          Total.............................................  $3,163.0      $3,066.7
                                                              ========      ========

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Proceeds from sales of fixed maturity securities including those in the Closed Block during 1999, 1998 and 1997 were $632.8 million, $396.9 million and $225.0 million, respectively. Gross gains of $6.9 million, $10.6 million, and $5.2 million and gross losses of $19.4 million, $2.9 million, and $2.6 million were realized on these sales, respectively.

  Equity Securities

     The cost, gross unrealized gains and losses, and estimated fair value of marketable and nonmarketable equity securities at December 31, 1999 and 1998 are as follows:

                                                                    GROSS            GROSS          ESTIMATED
                                                                 UNREALIZED       UNREALIZED          FAIR
                                                  COST              GAINS           LOSSES            VALUE
                                             ---------------   ---------------   -------------   ---------------
                                              1999     1998     1999     1998    1999    1998     1999     1998
                                             ------   ------   ------   ------   -----   -----   ------   ------
                                                                       ($ IN MILLIONS)
Marketable equity Securities...............  $217.5   $233.6   $ 63.3   $ 48.7   $ 9.3   $ 6.7   $271.5   $275.6
Nonmarketable equity Securities............   178.5    128.2     84.4     65.7    14.6    12.3    248.3    181.6
                                             ------   ------   ------   ------   -----   -----   ------   ------
                                             $396.0   $361.8   $147.7   $114.4   $23.9   $19.0   $519.8   $457.2
                                             ======   ======   ======   ======   =====   =====   ======   ======

     Proceeds from sales of equity securities during 1999, 1998 and 1997 were $302.7 million, $165.0 million and $234.1 million, respectively. Gross gains of $90.0 million, $24.4 million, and $44.4 million and gross losses of $12.4 million, $17.2 million, and $4.7 million were realized on these sales, respectively.

13.  MORTGAGE LOANS ON REAL ESTATE AND REAL ESTATE:

     Mortgage loans on real estate at December 31, 1999 and 1998 consist of the following:

                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
Commercial mortgage loans...................................  $  777.8    $  546.1
Agricultural and other loans................................     515.6       465.4
                                                              --------    --------
Total loans.................................................   1,293.4     1,011.5
Less: valuation allowances..................................     (23.0)      (23.2)
                                                              --------    --------
Mortgage loans, net of valuation allowances.................  $1,270.4    $  988.3
                                                              ========    ========

     An analysis of the valuation allowances for 1999, 1998 and 1997 is as follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                  ($ IN MILLIONS)
Balance, beginning of year..................................  $23.2    $54.9    $67.0
Increase in allowance.......................................    3.2     11.9      1.4
Reduction due to pay downs and pay offs.....................   (1.2)   (16.0)   (12.7)
Transfers to real estate....................................   (2.2)    (4.0)    (0.8)
Transfers to the Closed Block...............................     --    (23.6)      --
                                                              -----    -----    -----
Balance, end of year........................................  $23.0    $23.2    $54.9
                                                              =====    =====    =====

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Impaired mortgage loans along with related valuation allowances as of December 31, 1999 and 1998 were as follows:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
Investment in impaired mortgage loans (before valuation
  allowances):
Loans that have valuation allowances........................  $109.1    $116.7
Loans that do not have valuation allowances.................    30.1      29.5
                                                              ------    ------
          Subtotal..........................................   139.2     146.2
Valuation allowances........................................   (17.5)    (10.9)
                                                              ------    ------
          Impaired mortgage loans, net of valuation
          allowances........................................  $121.7    $135.3
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

     During 1999 and 1998, the average recorded investment in impaired mortgage loans was approximately $262.6 million and $300.1 million, respectively including Closed Block mortgages. During 1999, 1998, and 1997, the Company recognized $19.8 million, $24.2 million, and $28.5 million, respectively, of interest income on impaired loans (see Note 20.)

     At December 31, 1999 and 1998, the carrying values of mortgage loans which were non-income producing for the twelve months preceding such dates were $21.0 million and $12.9 million, respectively.

     At December 31, 1999 and 1998, the Company had restructured mortgage loans of $100.1 million (excluding the Closed Block) and $110.6 million, respectively. Interest income of $6.3 million, $13.0 million and $20.3 million was recognized on restructured mortgage loans in 1999, 1998, and 1997, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $11.6 million, $18.1 million, and $26.7 million in 1999, 1998 and 1997, respectively.

     The following table summarizes the Company's real estate at December 31, 1999 and 1998:

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Real estate to be disposed of(1)............................  $375.6     $393.7
Impairment writedowns.......................................   (52.7)     (50.2)
Valuation allowance.........................................   (22.0)     (30.6)
                                                              ------     ------
Carrying value of real estate to be disposed of.............  $300.9     $312.9
                                                              ------     ------
Real estate held for investment(2)..........................  $ 57.0     $381.9
Impairment writedowns.......................................   (10.8)     (60.6)
                                                              ------     ------
Carrying value of real estate held for investment...........  $ 46.2     $321.3
                                                              ======     ======

---------------
(1) Amounts presented as of December 31, 1999 and 1998 are net of $42.1 million and $29.0 million, respectively, relating to impairments taken upon foreclosure of mortgage loans.
(2) Amounts presented as of December 31, 1999 and 1998 are net of $5.9 million and $26.8 million, respectively, relating to impairments taken upon foreclosure of mortgage loans.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     An analysis of the valuation allowances relating to real estate classified as to be disposed of for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
Balance, beginning of year..................................  $ 30.6    $ 82.7    $ 46.0
Increase due to transfers of properties to real estate to be
  disposed of during the year...............................    11.0       1.7      66.1
Increases (decreases) in valuation allowances from the end
  of the prior period on properties to be disposed of.......     1.1       5.0      (2.3)
Decrease as a result of transfers of valuation allowances to
  held for investment.......................................      --     (13.5)       --
Decrease as a result of sale................................   (20.7)    (45.3)    (27.1)
                                                              ------    ------    ------
Balance, end of year........................................  $ 22.0    $ 30.6    $ 82.7
                                                              ======    ======    ======

     Real estate is net of accumulated depreciation of $138.6 million and $290.1 million for 1999 and 1998, respectively, and depreciation expense recorded was $8.5 million, $26.6 million and $45.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999 and 1998, the carrying value of real estate which was non-income producing for the twelve months preceding such dates was $16.9 million and $12.5 million, respectively. Approximately 69.4% of such real estate at December 31, 1999 consisted of land and the balance consisted of vacant buildings.

     The carrying value of impaired real estate as of December 31, 1999 and 1998 was $84.2 million and $78.4 million, respectively. The depreciated cost of such real estate as of December 31, 1999 and 1998 was $147.7 million and $189.1 million before impairment writedowns of $63.5 million and $110.7 million, respectively. The aforementioned impairments occurred primarily as a result of low occupancy levels and other market related factors. Losses recorded during 1999, 1998, and 1997 related to impaired real estate aggregated $0.0 million, $5.9 million, and $0.0 million, respectively, and are included as a component of net realized gains on investments. Substantially all impaired real estate is allocated to the Protection Products segment.

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

  Long-term Debt

     The fair value of long-term debt at December 31, 1999 was $251.7 million and is determined based on contractual cash flows discounted at market rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate which takes into account the level of current market interest rates and collateral risk.

                      THE MONY GROUP INC. AND SUBSIDIARIES

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

     The following table summarizes the effect of reinsurance for the years indicated:

                                                               1999      1998       1997
                                                              ------    -------    ------
                                                                    ($ IN MILLIONS)
Direct premiums (includes $74.4, $78.4 and $78.1 of accident and health premiums for 1999, 1998, and 1997,
  respectively).............................................  $181.6    $ 728.7    $871.0
Reinsurance assumed.........................................     5.0        5.3       6.2
Reinsurance ceded (includes $(73.8), $(78.2), and $(3.5) of
  accident and health premiums for 1999, 1998, and 1997,
  respectively).............................................   (90.3)    (112.3)    (38.6)
                                                              ------    -------    ------
     Net premiums(1)........................................  $ 96.3    $ 621.7    $838.6
                                                              ======    =======    ======
Universal life and investment type product policy fee income
  ceded.....................................................  $ 14.4    $   8.9    $  8.8
                                                              ======    =======    ======
Policyholders' benefits ceded(2)............................  $ 38.2    $ 107.3    $ 69.0
                                                              ======    =======    ======
Interest credited to policyholders' account balances
  ceded.....................................................  $  4.5    $   6.5    $  9.9
                                                              ======    =======    ======

---------------
(1) Excludes Closed Block direct premiums of $639.9 and $103.3 and reinsurance ceded of $19.0 and $3.2 at December 31, 1999 and 1998, respectively.

(2) Excludes $21.8 million of Closed Block benefits ceded at December 31, 1999.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

16.  DEBT:

     The Company's debt at December 31, 1999 and 1998 consists of the following:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
Surplus notes...............................................  $240.0    $231.7
Real estate mortgage encumbrances...........................    58.8      94.6
Other.......................................................      --      49.1
                                                              ------    ------
                                                              $298.8    $375.4
                                                              ======    ======

  Surplus Notes

     On December 31, 1997, the Company issued the MONY Notes in connection with the Investment Agreement (see Note 2). The MONY Notes have a face amount of $115.0 million, a coupon rate of interest of 9.5% per annum, and mature on December 30, 2012. Interest on the MONY Notes is payable semi-annually and principal is payable at maturity. Payment of interest on the MONY Notes may only be made upon the prior approval of the New York State Superintendent of Insurance. For each of the years in the period ended December 31, 1999 and 1998, the Company recorded interest expense of $10.9 million related the MONY Notes.

     On August 15, 1994, the Company issued Surplus Notes due August 15, 2024 with a face amount of $125.0 million. The notes were issued at a discount of approximately 42.1% from the principal amount payable at maturity, resulting in net proceeds after issuance expenses of approximately $70.0 million. The amount of such original issue discount represents a yield of 11.25% per annum for the period from August 15, 1994 until August 15, 1999. Interest on the notes did not accrue until August 15, 1999; thereafter, interest on the notes is scheduled to be paid on February 15 and August 15 of each year, commencing February 15, 2000, at a rate of 11.25% per annum.

     Payment of interest on the Surplus Notes may only be made upon the prior approval of the New York State Superintendent of Insurance. The Company amortizes the discount using the interest method. For the years ended December 31, 1999, 1998, and 1997, the Company recorded interest expense of $13.5 million, $12.1 million, and $10.8 million, respectively, related to these notes.

  Real Estate Mortgage Encumbrances

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 6.7% to 7.7%. Maturities range from June 2000 to February 2002. For the years ended December 31, 1999, 1998 and 1997, interest expense on such mortgage loans aggregated $5.0 million, $9.0 million, and $12.3 million, respectively.

  Other

     During 1989, the Company entered into a transaction which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8% per annum. The remaining obligation of $44.1 was paid in full on December 1, 1999. At December 31, 1998, the outstanding balance of the obligation including accrued interest was $42.4 million. Interest expense on the obligation of $3.4 million, $3.1 million, and $3.0 million is reflected in Other Operating Costs and Expenses on the statements of income for the years ended December 31, 1999, 1998 and 1997, respectively.

     In 1988, the Company financed one of its real estate properties under a sales/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note was originally due January 1, 2009, however, on December 1, 1999, the remaining balance of the interest bearing note of $44.2 was paid in full as part of the sale of the property to a third party. The transaction continues to be accounted for as a sale/leaseback arrangement, with the proceeds received from the sale, amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.3 million in 2000, $7.4 million in 2001, $7.6 million in 2002, $7.7 million in 2003, $7.9 million in 2004 and $33.1 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     Prior to December 31, 1997, the Company had outstanding debt which represented floating rate notes that were issued by a trust that qualified as a Real Estate Mortgage Investment Conduit (REMIC) under Section 860 of the Internal Revenue Code. For the year ended December 31, 1997, the Company recorded interest expense of $0.8 million, related to the REMIC. The weighted average interest rate on the notes for the year ended December 31, 1997 was 5.9%.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Prior to December 31, 1997, the Company had outstanding Eurobond debt. For the year ended December 31, 1997 interest expense on the Eurobonds outstanding aggregated $2.1 million. The weighted average interest rate on such debt for the year ended December 31, 1997 was 8.13%.

     At December 31, 1999, aggregate maturities of long-term debt based on required principal payments for 2000 and the succeeding four years are $0.0 million, $0.0 million, $5.4 million, $0.0 million, and $0.0 million, respectively, and $240.0 million thereafter.

17.  OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK:

  Financial Instruments with Off-Balance Sheet Risk:

     Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 1999 and 1998, securities loaned by the Company under this agreement had a fair value of approximately $42.6 million and $98.9 million, respectively. The minimum collateral on securities loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

  Concentration of Credit Risk:

     At December 31, 1999 and 1998, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 0.5% and 3.5%, respectively, of total cash and invested assets.

     The Company's fixed maturity securities are diversified by industry type. The industries that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 1999 are Non-Government Asset/Mortgage-Backed of $490.6 million (16.0%), Consumer Goods and Services of $462.0 million (15.1%), Public Utilities of $335.5 million (10.9%), Other Manufacturing of $305.4 million (10.0%).

     At December 31, 1998 the industries that comprise 10% or more of the carrying value of the fixed maturity securities were Non-Government Asset/Mortgage-Backed of $448.0 million (14.3%), Other Manufacturing of $391.3 million (12.5%), Consumer Goods and Services of $408.5 million (13.1%), and Public Utilities of $347.5 million (11.1%).

     The Company holds below investment grade fixed maturity securities with a carrying value of $308.3 million at December 31, 1999. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 1998, the carrying value of the Company's investments in below investment grade fixed maturity securities amounted to $252.0 million.

     The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 1999 and 1998 are as follows:

                                                                    1999                 1998
                                                              -----------------    -----------------
                                                                         ($ IN MILLIONS)
GEOGRAPHIC REGION
West........................................................  $  323.3     20.0%   $  315.8     19.5%
Mountain....................................................     319.7     19.8       392.5     24.2
Southeast...................................................     307.3     19.0       292.2     18.0
Midwest.....................................................     290.4     17.9       220.7     13.6
Northeast...................................................     234.7     14.5       261.5     16.1
Southwest...................................................     142.1      8.8       139.8      8.6
                                                              --------    -----    --------    -----
     Total..................................................  $1,617.5    100.0%   $1,622.5    100.0%
                                                              ========    =====    ========    =====

     The states with the largest concentrations of mortgage loans and real estate investments at December 31, 1999 are: California, $179.2 million (11.1%); New York $158.7 million (9.8%); Arizona, $157.8 million (9.8%); Illinois, $97.1 million (6.0%); Texas, $92.0 million (5.7%); Georgia, $83.0 million (5.1%); and Washington, $75.9 million (4.7%).

                      THE MONY GROUP INC. AND SUBSIDIARIES

     As of December 31, 1999 and 1998, the real estate and mortgage loan portfolio was also diversified as follows:

                                                                    1999                 1998
                                                              -----------------    -----------------
                                                                         ($ IN MILLIONS)
PROPERTY TYPE:
Office buildings............................................  $  610.2     37.7%   $  585.4     36.1%
Agricultural................................................     510.1     31.5       459.7     28.4
Hotel.......................................................     182.4     11.3       264.9     16.3
Retail......................................................     112.6      7.0       164.1     10.1
Other.......................................................      95.6      5.9        72.7      4.5
Industrial..................................................      77.0      4.8        51.0      3.1
Apartment buildings.........................................      29.6      1.8        24.7      1.5
                                                              --------    -----    --------    -----
     Total..................................................  $1,617.5    100.0%   $1,622.5    100.0%
                                                              ========    =====    ========    =====

18.  COMMITMENTS AND CONTINGENCIES:

     Since late 1995 a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action, (except for one being voluntarily held in abeyance), has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified one of those cases the Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, the Goshen case, being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Company and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company on the merits. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The Company intends to defend itself vigorously against the sole remaining claim. There can be no assurance that the present litigation relating to sales practices will not have a material adverse effect on the Company.

     On November 16, 1999, the MONY Group, Inc. and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the plan of demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable policyholder dividend expectations of the closed block, and (ii) the Company violated Section 7312 by failing to develop and submit to the Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the Superintendent's order approving the plan of demutualization and/or directing the

                      THE MONY GROUP INC. AND SUBSIDIARIES

Superintendent to order the Company to increase the assets in the closed block, as well as unspecified monetary damages, attorneys' fees and other relief.

     In order to challenge successfully the New York Superintendent's approval of the plan, plaintiffs would have to sustain the burden of showing that such approval was arbitrary and capricious or an abuse of discretion, made in violation of lawful procedures, affected by an error of law or not supported by substantial evidence. In addition, Section 7312 provides that the Company may ask the court to require the challenging party to give security for the reasonable expenses, including attorneys' fees, which may be incurred by the Company or the Superintendent or for which the Company may become liable, to which security the Company shall have recourse in such amount as the court shall determine upon the termination of the action.

     On February 2, 2000, the District Court entered an order approving the voluntary dismissal of the complaint. Under the terms of the order, plaintiffs have six months from the date thereof to refile in state court, and defendants have retained the right in any subsequent action to assert that plaintiffs' claims were time-barred when initially asserted and/or barred by virtue of plaintiffs' delay (laches) in bringing suit in the first place.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     With respect to all of the other aforementioned pending litigation, the Company recorded a provision, which is reflected in Other Operating Costs and Expenses, of $1.7 million, $13.1 million, and $0.0 million during the years ended December 31, 1999, 1998 and 1997, respectively. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the consolidated financial statements at December 31, 1999, resulting from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Insurance companies are subject to assessments, up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

     The Company maintains two lines of credit with domestic banks totaling $150.0 million with scheduled renewal dates in September 2000 and September 2003. Under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The Company has not borrowed against these lines of credit since their inception.

     At December 31, 1999, the Company had commitments to issue $8.7 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.25% to 8.75%. In addition, the Company had commitments to issue $70.2 million of fixed rate commercial mortgage loans with interest rates ranging from 7.00% to 8.92%. The Company had commitments outstanding to purchase private fixed maturity securities as of December 31, 1999 of $15.0 million with an interest rate of 9.0%. At December 31, 1999, the Company had commitments to contribute capital to its equity partnership investments of $118.1 million.

19.  STATUTORY FINANCIAL INFORMATION AND REGULATORY RISK-BASED CAPITAL

     The combined statutory net income reported by the Company for the years ended December 31, 1999, 1998, and 1997 was $131.0 million, $9.7 million, and $88.5 million, respectively. The combined statutory surplus of the Company as of December 31, 1999 and 1998 was $1,067.1 million and $1,015.8 million respectively.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES

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

20.  CLOSED BLOCK -- SUMMARY FINANCIAL INFORMATION

     Summarized financial information of the Closed Block as of December 31, 1999 and December 31, 1998 and for the year ended December 31, 1999 and for the period from November 16, 1998 (date of establishment of the Closed Block) through December 31, 1998 is presented below:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                    ($ IN MILLIONS)
ASSETS:
Fixed Maturities:
  Available for sale, at estimated fair value (amortized
     cost, $3,423.0 and $3,433.9)...........................    $3,479.5        $3,574.0
Mortgage loans on real estate...............................       443.0           431.7
Policy loans................................................     1,199.1         1,208.4
Real estate to be disposed of...............................        22.1
Cash and cash equivalents...................................       111.3           134.4
Premiums receivable.........................................        14.2            16.8
Deferred policy acquisition costs...........................       689.9           554.6
Other assets................................................       223.0           241.3
                                                                --------        --------
          Total Closed Block assets.........................    $6,182.1        $6,161.2
                                                                ========        ========

LIABILITIES:
Future policy benefits......................................    $6,781.5        $6,715.6
Policyholders' account balances.............................       294.6           298.0
Other policyholders' liabilities............................       164.9           163.5
Other liabilities...........................................        62.3           113.6
                                                                --------        --------
          Total Closed Block liabilities....................    $7,303.3        $7,290.7
                                                                ========        ========

                      THE MONY GROUP INC. AND SUBSIDIARIES

                                                                FOR THE      NOVEMBER 16,
                                                               YEAR ENDED    1998 THROUGH
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    ($ IN MILLIONS)
REVENUES:
Premiums....................................................    $  620.8        $100.1
Net investment income.......................................       375.1          46.6
Net realized gains (losses) on investments..................         2.9           2.4
Other Income................................................         1.4           0.6
                                                                --------        ------
          Total revenues....................................     1,000.2         149.7
                                                                --------        ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................       640.1         110.0
Interest credited to policyholders' account balances........         8.9           1.0
Amortization of deferred policy acquisition costs...........        67.5           9.0
Dividends to policyholders..................................       228.8          22.4
Other operating costs and expenses..........................        10.1           1.6
                                                                --------        ------
          Total benefits and expenses.......................       955.4         144.0
                                                                --------        ------
Contribution from the Closed Block..........................    $   44.8        $  5.7
                                                                ========        ======

     The carrying value of the Closed Block fixed maturity securities at December 31, 1999 and 1998 is net of adjustments for impairment of $3.0 million and $0.0 million, respectively.

     At December 31, 1999 and December 31, 1998, there were no fixed maturities which have been non-income producing for the twelve months preceding such dates.

     At December 31, 1999 and December 31, 1998, there were problem fixed maturities of $12.0 million and $0.0 million, respectively. There were no fixed maturities which were restructured at December 31, 1999 and 1998.

     The amortized cost and estimated fair value of fixed maturity securities in the Closed Block, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 1999 are as follows:

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
                                                                  ($ IN MILLIONS)
Due in one year or less.....................................  $   67.9      $   68.7
Due after one year through five years.......................     953.5         941.0
Due after five years through ten years......................   1,468.7       1,419.5
Due after ten years.........................................     592.7         564.5
                                                              --------      --------
          Subtotal..........................................   3,082.8       2,993.7
Mortgage and asset-backed-securities........................     506.8         485.8
                                                              --------      --------
                                                              $3,589.6      $3,479.5
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

                      THE MONY GROUP INC. AND SUBSIDIARIES

     Mortgage loans on real estate in the Closed Block at December 31, 1999 and December 31, 1998 consist of the following:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                    ($ IN MILLIONS)
Commercial mortgage loans...................................     $394.9          $382.0
Agricultural and other loans................................       62.4            73.3
                                                                 ------          ------
          Subtotal..........................................      457.3           455.3
Less: valuation allowances..................................       14.3            23.6
                                                                 ------          ------
Mortgage loans, net of valuation allowances.................     $443.0          $431.7
                                                                 ======          ======

     An analysis of the valuation allowances for the year ended December 31, 1999 and for the period from November 16, 1998 through December 31, 1998 is as follows:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
Beginning balance...........................................  $23.6     $24.7
Increase (decrease) in allowance............................    0.4      (0.8)
Reduction due to pay downs and pay offs.....................     --      (0.3)
Transfer to real estate.....................................   (9.7)       --
                                                              -----     -----
Balance, December 31........................................  $14.3     $23.6
                                                              =====     =====

     Impaired mortgage loans along with related valuation allowances were as follows as of December 31, 1999 and December 31, 1998:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN MILLIONS)
Investment in impaired mortgage loans (before valuation
  allowances):
Loans that have valuation allowances........................  $108.7    $117.9
                                                              ------    ------
Loans that do not have valuation allowances.................    20.1      31.1
          Subtotal..........................................   128.8     149.0
                                                              ------    ------
Valuation allowances........................................   (25.6)    (17.5)
Impaired mortgage loans, net of valuation allowances........  $103.2    $131.5
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

     For the year ended December 31, 1999, the Closed Block's average recorded investment in impaired mortgage loans was $117.4 million and the Closed Block recognized $11.6 million on impaired loans. During the period from November 16, 1998 through December 31, 1998, the Closed Block's average recorded investment in impaired mortgage loans was approximately $138.3 million and the Closed Block recognized $1.8 million of interest income on impaired loans.

     At December 31, 1999 and December 31, 1998 the carrying values of mortgage loans in the Closed Block which were non-income producing for the twelve months preceding such date was $0.0 million and $0.5 million.

     At December 31, 1999 and December 31, 1998, the Closed Block had restructured mortgage loans of $43.5 million and $54.8 million. Interest income of $5.0 million and $0.7 million was recognized on such loans for the year ended December 31, 1999 and during the period from November 16, 1998 through December 31, 1998, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $5.4 million and $0.8 million for the respective periods.

                      THE MONY GROUP INC. AND SUBSIDIARIES

21.  STOCK INCENTIVE PLAN

     In November 1998, the Company adopted a stock incentive plan (the "SIP") for employees of the Company and its subsidiaries and certain career sales agents to enable those employees and agents to acquire shares of common stock of the Company. Pursuant to the SIP, the Company, upon approval of the New York State Insurance Department, may grant 2,361,908 options to acquire common stock, which represents 5 percent of the number of shares of common stock outstanding as of the date of the Company's initial public offering. Options granted will either be Incentive Stock Options (ISOs) qualifying under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (NQSOs).

     Pursuant to the SIP, ISOs and NQSOs may be granted at a price not less than 100 percent of the fair value of the Company's common stock as determined on the date of grant. One-third of each ISO and NQSO granted pursuant to the SIP shall become exercisable on each of the first three anniversaries of the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant.

     On November 17, 1999, the Board of Directors of the Company made the initial grants of options under the SIP to certain key employees of the Company and its subsidiaries and certain career sales agents to acquire 1,438,500 and 147,900 shares of the Company's common stock, respectively, at an exercise price of $30.50 per share. No other grant of options has been made under the plan.

     A summary of the SIP at December 31, 1999 and the changes therein since November 17, 1999 (the date of the initial grants under the SIP) is presented below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                              ---------    --------------
Outstanding, beginning of the year..........................          0
Granted.....................................................  1,586,400        $30.50
Exercised...................................................          0
Forfeited, expired or cancelled.............................     (5,100)        30.50
                                                              ---------        ------
Outstanding, end of year....................................  1,581,300        $30.50
Exercisable at end of year..................................          0

     SFAS 123 "Accounting for Stock-Based Compensation", issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, however, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the accounting prescribed by SFAS 123 had been adopted. Based on definition of an "employee" prescribed in the Internal Revenue Code, career sales agents do not qualify as employees.

     At the effective date of the initial grants of options pursuant to the SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Pursuant to the requirements of APB 25, the options granted by the Company under the SIP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. With respect to grants of options under the SIP to career sales agents, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS No. 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. Compensation expense related to the option grants to career sales agents grants in 1999 was immaterial.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     The following table presents the net income and net income per share of the Company for 1999 on a pro forma basis as if the accounting prescribed by SFAS 123 had been applied to the options granted to employees under the SIP and outstanding at December 31, 1999:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Net income..................................................     $248.2
Net income per share:
  Basic.....................................................     $ 5.25
  Diluted...................................................     $ 5.19

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: exercise price of $30.50, dividend yields of 1.4%, expected volatility of 33.36%, interest rate of 6.19%, and expected option terms of 6.88 years for both the employee and career sales agent grants. The fair value of options granted during the year determined using the Black-Scholes pricing model was $10.53 per share.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and career sales agent options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

22.  PRO FORMA INFORMATION (UNAUDITED)

     The unaudited pro forma earnings information reported in the statements of income and comprehensive income give effect to the Transaction as if it occurred January 1, 1998. Accordingly, pro forma earnings reflect the elimination of demutualization expenses, which were assumed to have been fully incurred prior to January 1, 1998, and the elimination of the differential earnings (surplus) tax applicable to mutual life insurance companies. MONY Life is no longer subject to the differential earnings (surplus) tax as a stock life insurance company.

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

     The pro forma revenues and expenses of the Closed Block for the year ended December 31, 1998, based on certain estimates and assumptions that management believes are reasonable, as if the Closed Block had been established on January 1, 1998, are summarized below ($ in millions):

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
                                                              ========

23.  MONY GROUP INC. CONDENSED FINANCIAL INFORMATION

     Set forth below are unconsolidated condensed financial statements of the Holding Company. The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of consolidated financial statements of the Company except that the Holding Company's subsidiary's are carried under the equity method.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     The following table presents the condensed balance sheet of the MONY Group as of December 31, 1999 and 1998:

                                                                1999        1998
                                                              --------    --------
                                                                ($ IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $   33.4    $   58.9
Investment in subsidiary....................................   1,792.7     1,727.0
Other assets................................................        --          --
                                                              --------    --------
          Total assets......................................  $1,826.1    $1,785.9
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................       0.6         8.3
Total shareholders' equity..................................   1,825.5     1,777.6
                                                              --------    --------
          Total liabilities and shareholders' equity........  $1,826.1    $1,785.9
                                                              ========    ========

     The following table presents the condensed statements of income for the years ended December 31, 1999 and 1998:

                                                               1999     1998(1)
                                                              ------    -------
                                                               ($ IN MILLIONS)
REVENUES:
Net investment income.......................................  $  2.3    $  0.9
                                                              ------    ------
          Total revenues....................................     2.3       0.9
EXPENSES:
Other operating expenses....................................     0.6        --
                                                              ------    ------
          Total expenses....................................     0.6        --
                                                              ------    ------
Equity in net income of subsidiary..........................   247.5     163.4
                                                              ------    ------
Income before income taxes..................................   249.2     164.3
                                                              ------    ------
Income tax expense..........................................     0.6       0.3
                                                              ------    ------
Net income..................................................  $248.6    $164.0
                                                              ======    ======

---------------
(1) The Holding Company effectively commenced operations during 1998 -- see Note 1.

     The following table presents the condensed statements of cash flows for the years ended December 31, 1999 and 1998:

                                                               1999      1998(1)
                                                              -------    -------
                                                               ($ IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 248.6    $ 164.0
Adjustments to reconcile net income to net cash provided by
  operating activities
  Equity in net income of subsidiary........................   (247.5)    (163.4)
  Change in other assets and accounts payable...............       --        9.9
  Change in current taxes payable...........................      0.3        0.3
                                                              -------    -------
Net cash provided by operating activities...................      1.4       10.8
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital contribution to subsidiary........................       --     (221.9)
                                                              -------    -------
Net cash used in investing activities.......................       --     (221.9)

                      THE MONY GROUP INC. AND SUBSIDIARIES

                                                               1999      1998(1)
                                                              -------    -------
                                                               ($ IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds for initial public offering..................       --      282.5
  Dividends paid............................................    (18.9)        --
  Payment to eligible policyholders.........................     (8.0)     (12.5)
                                                              -------    -------
Net cash (used in)/provided by financing activities.........    (26.9)     270.0
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS........    (25.5)      58.9
Cash and cash equivalents, beginning of year................     58.9         --
                                                              -------    -------
Cash and cash equivalents, end of year......................  $  33.4    $  58.9
                                                              =======    =======

---------------
(1) The Holding Company effectively commenced operations during 1998 -- see Note 1.

     The Holding Company's cash flows consist of dividends from MONY Life, if declared and paid, and investment income on assets held by the Holding Company, offset by expenses incurred for salaries and other expenses. As a holding company, the Holding Company's ability to meet cash requirements and pay dividends depends upon the receipt of dividends and other payments from MONY Life. The payment of dividends by MONY Life to the Holding Company is regulated under state insurance law. The New York Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. The New York Insurance Department has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. MONY Life will be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. In addition, the state insurance laws contain similar restrictions on the ability of MONY Life's insurance subsidiaries to pay dividends to MONY Life.

24.  EARLY RETIREMENT PROGRAM

     On June 30, 1999, the Company announced a voluntary early retirement program for approximately 500 eligible employees of which 300 employees elected to participate. The program is part of an overall companywide realignment of staff and resources, which may also include the elimination and/or shifting of certain job functions and the addition of employees with new skill sets. The Company has recorded a one-time restructuring charge of $59.7 million pre-tax in the third quarter of 1999.

25.  SUBSEQUENT EVENTS

     a) On January 12, 2000, the Company announced a plan to repurchase up to 5% of the outstanding common shares of the Company or approximately 2.4 million shares. Under the plan, the Company may repurchase such shares from time to time, as market conditions and other factors warrant. The plan may be discontinued at any time.

     b) In January 2000, the New York Insurance Department approved, and MONY Life paid, a dividend to MONY Group in the amount of $75 million.

     c) On January 12, 2000, the Holding Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") to register certain securities. This registration, known as a "Shelf Registration", provides the Company with the ability to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. It is the intention of the Company to use this facility to raise proceeds for mergers and acquisitions and for other general corporate matters, as it considers necessary.

     d) On March 8, 2000, the Holding Company issued $300.0 million principal amount of senior notes (the "Senior Notes") pursuant to the aforementioned Shelf Registration. The Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $297.0 million. Approximately $267.6 million of the net proceeds from the issuance of the Senior Notes was used by the Holding Company to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and a $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes", respectively), which were outstanding at December 31, 1999. See Note 16 to the Consolidated Financial Statements. The balance of the net proceeds from the issuance of the Senior Notes will be used by the Holding Company for general corporate purposes.

                      THE MONY GROUP INC. AND SUBSIDIARIES

     As a result of the repurchase of the 9.5% Notes and the 11.25% Notes, the Company will record an after-tax loss of approximately $36.1 million during the 1st quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $48.5 million, respectively. This loss will be reported, net of tax, as an extraordinary item on the Company's income statement in 2000.

26.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The quarterly results of operations for the years ended December 31, 1999 and 1998 are summarized in the table below:

                                                                           THREE MONTHS ENDED
                                                         ------------------------------------------------------
                                                         MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                         ---------    --------    -------------    ------------
                                                                            ($ IN MILLIONS)
1999
Total revenues.........................................   $259.2       $291.4        $293.8           $401.2
Income before extraordinary item.......................     46.0         61.4          29.5            113.7
Extraordinary item -- demutualization expenses, net....       --           --          (1.9)            (0.1)
Net income.............................................     46.0         61.4          27.6            113.6
Dividends declared per share...........................   $ 0.10       $ 0.10        $ 0.10           $ 0.10
1998
Total revenues.........................................   $498.0       $546.5        $463.4           $348.3
Income before extraordinary item.......................     53.4         74.7          41.2             21.9
Extraordinary item -- demutualization expenses, net....     (5.1)        (4.6)         (5.8)           (11.7)
Net income.............................................     48.3         70.1          35.4             10.2

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                            DESCRIPTIONS
     -------   ------------------------------------------------------------
       2.1     Plan of Demutualization, as amended*
       3.1     Form of Amended and Restated Certificate of Incorporation of
               the Company*
       3.2     Form of By-laws of the Company, as amended*
       3.3     Amendments to By-laws of the Company
       4.1     Form of Certificate for the Common Stock, par value $0.01
               per share*
       4.2     Form of MONY Note*
       4.3     Form of Warrant*
      10.1     Investment Agreement, dated as of December 30, 1997, among
               MONY, the Holding Company and GS Mezzanine Partners, GS
               Mezzanine Partners Offshore, L.P., Stone Street Fund 1997,
               L.P. and Bridge Street Fund 1997, L.P.*
      10.2     Registration Rights Agreement dated as of December 30, 1997, by and among MONY, the Holding Company and the Investors*
      10.3     Fiscal Agency Agreement dated as of December 30, 1997, by
               and among MONY and Citibank, N.A.*
      10.4     Amended and Restated Reinsurance Agreement, effective as of
               January 1, 1994, between MONY and Life Reassurance
               Corporation of America*
      10.5     Portfolio Indemnity Reinsurance Agreement, effective as of
               December 30, 1995, between MONY and The Guardian Life
               Insurance Company of America, and all amendments thereto*
      10.6     Amendment Eight to the Amended and Restated Portfolio
               Indemnity Reinsurance Agreement, effective as of December
               31, 1995, between MONY and The Guardian Life Insurance
               Company of America*
      10.7     Amendment Nine to the Amended and Restated Portfolio
               Indemnity Reinsurance Agreement, dated as of December 31,
               1995, between MONY and The Guardian Life Insurance Company of America*
      10.8     Amended and Restated Reinsurance Agreement (Amendment
               Eleven), effective as of December 31, 1995, between MONY and
               Lyndon Life Insurance Company*
      10.9     Assignment and Novation Agreement, effective January 1,
               1996, by and among MONY, Lyndon Life Insurance Company and
               RGA Reinsurance Company*
      10.10    Amendment Twelve to the Amended and Restated Reinsurance
               Agreement, effective as of January 1, 1996, between MONY and
               RGA Reinsurance Company*
      10.11    Amendment Thirteen to the Amended and Restated Reinsurance
               Agreement, effective as of January 1, 1996, between MONY and
               RGA Reinsurance Company*
      10.12    Agreement of Lease, dated as of December 17, 1990, between
               1740 Broadway Associates L.P. and MONY, and all amendments thereto*
      10.13    Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.14    Second Amendment to Agreement of Lease, date as of August 6,
               1996, between 1740 Broadway Associates L.P. and MONY*
      10.15    Third Amendment to Agreement of Lease, dated as of December
               18, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.16    Fourth Amendment to Agreement of Lease, dated as of January
               14, 1997, between 1740 Broadway Associates L.P. and MONY*
      10.17    Fifth Amendment to Agreement of Lease, dated as of May 30,
               1997, between 1740 Broadway Associates L.P. and MONY*
      10.18    Letter Agreement, dated as of April 26, 1996, to accompany
               Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.19    Letter, dated as of December 18, 1996, amending Letter
               Agreement, dated as of April 26, 1996, to accompany First
               Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.20    Letter, dated as of January 14, 1997, amending Letter
               Agreement, dated as of April 26, 1996, to accompany
               Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
      10.21    Agreement of Lease, dated as of December 21, 1988, between
               Continental Towers and MONY, and all amendments thereto*
      10.22    First Amendment to Agreement of Lease, dated as of January
               14, 1994, between Continental Towers and MONY*

     EXHIBIT
     NUMBER                            DESCRIPTIONS
     -------   ------------------------------------------------------------
      10.23    Second Amendment to Agreement of Lease, dated as of October
               15, 1997, between Continental Towers and MONY*
      10.24    1998 Stock Incentive Plan*
      10.25    Asset Transfer and Acquisition Agreement, dated as of
               December 31, 1993, by and among MONY, AEGON USA, Inc. and
               AUSA Life Insurance Company, Inc.*
      10.26    Series A Note Purchase Agreement, dated as of December 31,
               1993, by and between AEGON USA, Inc. and MONY*
      10.27    Series B Note Purchase Agreement, dated as of December 31,
               1993, by and between AEGON USA, Inc. and MONY*
      10.28    Fiscal Agency Agreement, dated as of August 15, 1994,
               between MONY and The Chase Manhattan Bank, N.A.*
      10.29    Excess Benefit Plan for MONY Employees*
      10.30    Form of MONY Deferred Compensation Plan Agreement for Key
               Employees*
      10.31    Form of MONY Deferred Compensation Plan Agreement for MONY
               Trustees*
      10.32    1988 Equity Share Plan*
      10.33    Form of Equity Share Plan Deferred Compensation Agreement*
      10.34    Split Dollar Life Insurance Plan*
      10.35    Form of Employment Agreement applicable to Messrs. Roth,
               Levine and Foti*
      10.36    Form of Employment Agreement applicable to Messrs. Conklin,
               Connors, Mulroy, Waldron, Hall and Daddario*
      10.37    Form of Shareholder Rights Agreement*
      10.38    Letter Agreement, dated June 25, 1997, between MONY and The
               Chase Manhattan Bank*
      10.39    Letter Agreement, dated June 19, 1997, between MONY and
               Fleet Bank*
      10.40    Letter Agreement, dated June 30, 1997, between MONY and
               Citibank, N.A.*
      10.41    Letter Agreement, dated June 30, 1997, between MONY and
               Mellon Bank*
      10.42    Letter Agreement, dated August 6, 1997, between MONY and
               State Street Bank and Trust Company*
      10.43    The MONY Group Inc. Annual Incentive Compensation Plan*
      10.44    Form of Change in Control Employment Agreements*
      10.45    Senior Note Indenture between The MONY Group Inc., and The
               Chase Manhattan Bank, as Trustee**
      10.46    The MONY Group Inc. 1998 Stock Incentive Plan***
      10.47    The Mutual Life Insurance Company of New York Plan of
               Reorganization Under Section 7312 of the New York Insurance
               Law, as Adopted on August 14, 1998, and Amended on September
               9, 1998****
      21.1     Subsidiaries of the registrant
      27.1     Financial Data Schedule

---------------

         * Incorporated herein by reference to the corresponding Exhibit Number to the Company's Registration Statement on Form S-1, Registration Number 333-63835.

        ** Incorporated herein by reference to Exhibit Number 4.1 to the Company's Registration Statement on Form S-3, Registration Number 333-94487

       *** Incorporated herein by reference to Exhibit Number 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-30898

      **** Incorporated herein by reference to Exhibit Number 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-30892

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on March 20, 2000.

                                      THE MONY GROUP INC.

                                      By: /s/ MICHAEL ISOR ROTH
                                        ----------------------------------------
                                        Name: Michael Isor Roth
                                          Title: Chairman of the Board and Chief
                                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 20, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

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

              /s/ JAMES BERNARD FARLEY                   Director
-----------------------------------------------------
                James Bernard Farley

               /s/ SAMUEL JOSEPH FOTI                    President and Chief Operating Officer and Director
-----------------------------------------------------
                 Samuel Joseph Foti

               /s/ ROBERT HOLLAND, JR.                   Director
-----------------------------------------------------
                 Robert Holland, Jr.

             /s/ JAMES LAWRENCE JOHNSON                  Director
-----------------------------------------------------
               James Lawrence Johnson

           /s/ FREDERICK WILKINSON KANNER                Director
-----------------------------------------------------
             Frederick Wilkinson Kanner

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