Form 10-Q
period 2000-03-31
MONY GROUP INC
filed 2000-05-15
CIK 1069822

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 Yes [X] No [ ]

     As of May 8, 2000 there were 46,444,257 shares of the Registrant's common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      THE MONY GROUP INC. AND SUBSIDIARIES
               INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I FINANCIAL INFORMATION
Item 1:  Unaudited interim condensed consolidated balance sheets as
           of March 31, 2000 and December 31, 1999...................    3
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the three-month
           periods ended March 31, 2000 and 1999.....................    4
         Unaudited interim condensed consolidated statement of
           changes in shareholders' equity for the three-month period
           ended March 31, 2000......................................    5
         Unaudited interim condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and
           1999......................................................    6
         Notes to unaudited interim condensed consolidated financial
           statements................................................    7
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   21
         Investments.................................................   37
Item 3:  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   46
PART II OTHER INFORMATION
Item 1:  Legal Proceedings...........................................   47
Item 2:  Changes in Securities.......................................   48
Item 3:  Defaults upon Senior Securities.............................   48
Item 4:  Submission of Matters to a Vote of Security Holders.........   48
Item 5:  Other Information...........................................   48
Item 6:  Exhibits and Reports on Form 8-K............................   48
SIGNATURES...........................................................  S-1

                           FORWARD-LOOKING STATEMENTS

     The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "anticipates," "expects," "projects," "forecasts," "plans," "intends," "may," "could," "possible," "will," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: (i) losses with respect to the Company's equity real estate, and the success of the Company's continuing process of selectively selling its equity real estate; (ii) the success of the restructuring of the Company's career agency sales force, and the ability to attract and retain productive agents; (iii) the success of the restructuring of agent compensation; (iv) the Company's ability to control operating expenses; (v) the outcome of pending litigation; (vi) deterioration in the experience of the "closed block" established in connection with the Demutualization; (vii) the performance of the financial markets; (viii) the intensity of competition from other financial institutions; (ix) the Company's mortality, morbidity, persistency and claims experience; (x) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (xi) the Company's financial and claims paying ratings; (xii) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (xiii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit and; (xiv) the ability of the Company to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption.

ITEM 1:

                      THE MONY GROUP INC. AND SUBSIDIARIES
            UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
ASSETS
Investments:
  Fixed maturity securities available-for-sale, at fair
     value..................................................  $ 3,089.8     $ 3,066.7
  Equity securities available-for-sale, at fair value.......      517.5         519.8
  Mortgage loans on real estate.............................    1,335.2       1,270.4
  Policy loans..............................................       73.0          69.1
  Real estate to be disposed of.............................      304.5         300.9
  Real estate held for investment...........................       46.6          46.2
  Other invested assets.....................................       61.0          37.9
                                                              ---------     ---------
                                                              $ 5,427.6     $ 5,311.0
                                                              =========     =========
Cash and cash equivalents...................................      295.0         265.9
Accrued investment income...................................       75.5          74.6
Amounts due from reinsurers.................................      491.0         488.0
Deferred policy acquisition costs...........................      593.0         558.3
Other assets................................................      356.2         365.4
Assets transferred in Group Pension Transaction (Note 4)....    5,100.1       5,109.8
Separate account assets.....................................    6,373.9       6,398.3
Closed Block assets (Note 6)................................    6,160.1       6,182.1
                                                              ---------     ---------
     Total assets...........................................  $24,872.4     $24,753.4
                                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................  $   966.4     $   954.3
Policyholders' account balances.............................    1,899.1       1,942.9
Other policyholders' liabilities............................      117.1         120.4
Amounts due to reinsurers...................................       86.7          83.8
Accounts payable and other liabilities......................      602.5         581.1
Short-term debt.............................................       53.1          53.4
Long-term debt..............................................      310.8         245.4
Current federal income taxes payable........................      170.3         148.0
Liabilities transferred in Group Pension Transaction (Note
  4)........................................................    5,122.8       5,099.1
Separate account liabilities................................    6,371.5       6,396.2
Closed Block liabilities (Note 6)...........................    7,274.4       7,303.3
                                                              ---------     ---------
     Total liabilities......................................  $22,974.7     $22,927.9
                                                              =========     =========
Commitments and contingencies (Note 5)
Common stock, $0.01 par value; 400 million shares
  authorized; 47.2 million shares issued....................  $     0.5     $     0.5
Capital in excess of par....................................     1616.1       1,615.9
Treasury stock at cost: 494,100 shares......................      (14.2)           --
Retained earnings...........................................      339.7         238.5
Accumulated other comprehensive income......................      (44.3)        (29.4)
Unamortized restricted stock compensation...................       (0.1)           --
                                                              ---------     ---------
     Total shareholders' equity.............................    1,897.7       1,825.5
                                                              ---------     ---------
     Total liabilities and shareholders' equity.............  $24,872.4     $24,753.4
                                                              =========     =========

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

                                                                   2000              1999
                                                              --------------    ---------------
                                                              ($ IN MILLIONS, EXCEPT SHARE DATA
                                                                   AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................    $      29.3       $      23.3
Universal life and investment-type product policy fees......           49.9              45.4
Net investment income.......................................          255.4              94.8
Net realized gains on investment............................           21.1              28.9
Group Pension Profits (Note 4)..............................           10.1              14.3
Other income................................................           58.8              42.0
Contribution from the Closed Block (Note 6).................           10.6              10.5
                                                                -----------       -----------
                                                                      435.2             259.2
                                                                -----------       -----------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................           39.1              39.9
Interest credited to policyholders' account balances........           26.2              27.9
Amortization of deferred policy acquisition costs...........           19.9              16.8
Dividends to policyholders..................................            0.6               0.0
Other operating costs and expenses..........................          137.2             103.8
                                                                -----------       -----------
                                                                      223.0             188.4
                                                                -----------       -----------
Income before income taxes and extraordinary item...........          212.2              70.8
Income tax expense..........................................           74.3              24.8
                                                                -----------       -----------
Income before extraordinary item............................          137.9              46.0
                                                                -----------       -----------
Extraordinary items, net of tax.............................           36.7               0.0
                                                                -----------       -----------
Net income..................................................          101.2              46.0
                                                                -----------       -----------
Other comprehensive loss, net...............................          (14.9)            (55.1)
                                                                -----------       -----------
Comprehensive income/(loss).................................    $      86.3       $      (9.1)
                                                                ===========       ===========

PER SHARE DATA:
Income before extraordinary items...........................    $     137.9       $      46.0
                                                                ===========       ===========
Basic earnings per share....................................           2.93              0.97
                                                                ===========       ===========
Diluted earnings per share..................................           2.89              0.97
                                                                ===========       ===========

Net income..................................................    $     101.2       $      46.0
                                                                ===========       ===========
Basic earnings per share....................................    $      2.15       $      0.97
                                                                ===========       ===========
Diluted earnings per share..................................    $      2.12       $      0.97
                                                                ===========       ===========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................     47,104,995        47,238,156
Plus: incremental shares from assumed conversion of dilutive
  securities................................................        598,886           196,538
                                                                -----------       -----------
Weighted-average shares used in diluted per share
  calculations..............................................     47,703,881        47,434,694
                                                                ===========       ===========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                    THREE-MONTH PERIOD ENDED MARCH 31, 2000

                                                                      ACCUMULATED    UNAMORTIZED
                                    CAPITAL                              OTHER        RESTRICTED        TOTAL
                          COMMON   IN EXCESS   TREASURY   RETAINED   COMPREHENSIVE      STOCK       SHAREHOLDERS'
                          STOCK     OF PAR      STOCK     EARNINGS      INCOME       COMPENSATION      EQUITY
                          ------   ---------   --------   --------   -------------   ------------   -------------
                                                              ($ IN MILLIONS)
BALANCE, DECEMBER 31,
  1999..................   $0.5    $1,615.9                $238.5       $(29.4)                       $1,825.5
Issuance of Shares......                0.2                                                                0.2
Treasury Stock at
  cost..................                         (14.2)                                                  (14.2)
Unamortized restricted
  stock compensation....                                                                 (0.1)            (0.1)
Comprehensive income/
  (loss)................
Net income..............                                    101.2                                        101.2
  Other comprehensive
    loss:
    Unrealized losses on
      investments, net
      of unrealized
      gains,
      reclassification
      adjustments, and
      taxes.............                                                 (14.9)                          (14.9)
                                                                                                      --------
Comprehensive income....                                                                                  72.2
                           ----    --------     ------     ------       ------          -----         --------
BALANCE, MARCH 31,
  2000..................    0.5     1,616.1      (14.2)     339.7        (44.3)          (0.1)         1,897.7
                           ====    ========     ======     ======       ======          =====         ========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  22.1    $  64.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities..........................................    109.1      110.2
  Equity securities.........................................    194.3       93.4
  Mortgage loans on real estate.............................     27.4       38.7
  Real estate...............................................      0.3       12.4
  Other invested assets.....................................      1.6        0.6
Acquisitions of investments:
  Fixed maturities..........................................   (155.6)    (124.2)
  Equity securities.........................................    (29.1)     (30.5)
  Mortgage loans on real estate.............................    (90.1)    (111.9)
  Real estate...............................................     (3.2)      (6.8)
  Other invested assets.....................................     (2.8)      (0.7)
  Policy loans, net.........................................     (3.8)      (4.6)
  Other, net................................................      0.0       (0.5)
Property and equipment, net.................................     (6.8)      (9.3)
                                                              -------    -------
Net cash provided by/(used in) investing activities.........  $  41.3    $ (33.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt............................................    297.0         --
Repayments of debt..........................................   (286.6)      (0.7)
Receipts from annuity and universal life policies credited
  to policyholder account balances..........................    640.9      393.4
Return of policyholder's account balances on annuity and
  universal life policies...................................   (673.2)    (365.1)
Treasury stock..............................................    (12.4)        --
Dividends paid to shareholders..............................       --       (4.7)
Payments to eligible policyholders..........................       --       (8.0)
                                                              -------    -------
Net cash (used in)/provided by financing activities.........    (34.3)      14.9
                                                              -------    -------
Net increase/decrease in cash and cash equivalents..........     29.1       46.0
Cash and cash equivalents, beginning of period..............    265.9      329.1
                                                              -------    -------
Cash and cash equivalents, end of period....................  $ 295.0    $ 375.1
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

     The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the "Company"), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners (see Note 5). The Company distributes its products primarily through its career agency sales force and various complementary distribution channels. These include sales of mutual funds sold by Enterprise Capital Management through third-party broker dealers, sales of protection products sold by U.S. Financial Life Insurance Company ("USFL") through brokerage general agencies, sales of corporate-owned life insurance ("COLI") products by the Company's corporate marketing team and sales of a variety of financial products and services through the Company's Trusted Securities Advisors Corp. subsidiary. The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

2. BASIS OF PRESENTATION:

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999, which are presented in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     Management considers the Company's mutual fund operations to be an integral part of the products offered by the Company's accumulation products segment. The Company's mutual fund operation, which is conducted through its Enterprise Capital Management subsidiary, offers proprietary mutual funds directly to retail customers as well as proprietary and non-proprietary mutual funds offered through the products marketed by the accumulation products segment. Accordingly, for management purposes (including, performance assessment and making decisions regarding the allocation of resources), the Company aggregates its mutual fund operations with its accumulation products segment.

     Of the aforementioned segments, only the protection products segment and the accumulation products segment qualify as reportable segments in accordance with FASB Statement No. 131. All of the Company's other segments are combined and reported in an other products segment.

     Products comprising the protection products segment primarily include a wide range of insurance products, including; whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, last survivor universal life, group universal life and special-risk products. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits (see Note 4) and (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block (see Note 6). Products comprising the accumulation products segment primarily include flexible premium variable annuities, single premium deferred annuities, immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products. The Company's other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company's proprietary investment products and, in addition, provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's field agency force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (see Note 4).

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of March 31, 2000 and December 31, 1999 and for the three-month periods ended March 31, 2000 and 1999, as well as amounts not allocated to the segments. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and certain nonrecurring items (e.g. items of an unusual or infrequent nature). In addition, all segment revenues are from external customers.

     Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment. In addition, capital is allocated to each segment in amounts sufficient to maintain a targeted regulatory risk -based capital ("RBC") level for each segment. Allocations of net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company's product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) are included in the protection products segment.

     Amounts reported as "reconciling amounts" in the table below represent amounts not allocated to segments and primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, and (ii) assets, liabilities, revenues and expenses of the MONY Group.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                     SEGMENT SUMMARY FINANCIAL INFORMATION

                                                                FOR THE THREE-MONTH
                                                                   PERIODS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                               2000             1999
                                                              ------           ------
                                                                  ($ IN MILLIONS)
PREMIUMS:
Protection Products(1)......................................  $ 26.8           $ 20.5
Accumulation Products.......................................     0.1              0.4
Other Products..............................................     2.4              2.4
                                                              ------           ------
                                                              $ 29.3           $ 23.3
                                                              ======           ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products.........................................  $ 30.3           $ 27.8
Accumulation Products.......................................    18.9             17.2
Other Products..............................................     0.7              0.4
                                                              ------           ------
                                                              $ 49.9           $ 45.4
                                                              ======           ======
NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON
  INVESTMENTS:
Protection Products(2)......................................  $189.7           $ 82.0
Accumulation Products.......................................    50.6             28.9
Other Products..............................................    33.7             10.9
Reconciling amounts.........................................     2.5              1.9
                                                              ------           ------
                                                              $276.5           $123.7
                                                              ======           ======
OTHER INCOME:
Protection Products(3)(9)...................................  $ 24.0           $ 28.1
Accumulation Products.......................................    31.3             20.9
Other Products..............................................    22.9             16.8
Reconciling amounts.........................................     1.3              1.0
                                                              ------           ------
                                                              $ 79.5           $ 66.8
                                                              ======           ======
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products(13).....................................  $ 12.4            $ 9.1
Accumulation Products.......................................     7.5              7.7
                                                              ------           ------
                                                              $ 19.9           $ 16.8
                                                              ======           ======
BENEFITS TO POLICYHOLDERS:(4)
Protection Products.........................................  $ 40.0           $ 40.1
Accumulation Products.......................................    17.8             18.3
Other Products..............................................     6.4              7.1
Reconciling amounts.........................................     1.1              2.3
                                                              ------           ------
                                                              $ 65.3           $ 67.8
                                                              ======           ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                FOR THE THREE-MONTH
                                                                   PERIODS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                               2000             1999
                                                              ------           ------
                                                                  ($ IN MILLIONS)
OTHER OPERATING COSTS AND EXPENSES:
Protection Products.........................................  $ 77.3           $ 60.1
Accumulation Products.......................................    29.9             23.4
Other Products..............................................    27.6             20.3
Reconciling amounts.........................................     2.4               --
                                                              ------           ------
                                                              $137.2           $103.8
                                                              ======           ======
INCOME BEFORE INCOME TAXES:
Protection Products.........................................  $141.1           $ 49.8
Accumulation Products.......................................    45.3             17.6
Other Products..............................................    25.5              2.8
Reconciling amounts.........................................     0.3              0.6
                                                              ------           ------
                                                              $212.2           $ 70.8
                                                              ======           ======

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
ASSETS:(7)
Protection Products(5)(10)..................................  $16,393.0    $16,181.4
Accumulation Products.......................................    6,111.3      6,175.0
Other Products..............................................    1,176.5      1,187.6
Reconciling amounts.........................................    1,191.6      1,209.4
                                                              ---------    ---------
                                                              $24,872.4    $24,753.4
                                                              =========    =========
DEFERRED POLICY ACQUISITION COSTS:
Protection Products(11).....................................  $ 1,112.9    $ 1,094.9
Accumulation Products.......................................      152.9        153.3
                                                              ---------    ---------
                                                              $ 1,265.8    $ 1,248.2
                                                              =========    =========
POLICYHOLDERS' LIABILITIES:
Protection Products(6)(12)..................................  $10,185.4    $10,231.7
Accumulation Products.......................................    1,188.8      1,236.3
Other Products..............................................      404.5        418.9
Reconciling amounts.........................................       16.9         17.4
                                                              ---------    ---------
                                                              $11,795.6    $11,904.3
                                                              =========    =========
SEPARATE ACCOUNT LIABILITIES:(7)
Protection Products(8)......................................  $ 3,976.5    $ 3,843.5
Accumulation Products.......................................    4,508.9      4,548.9
Other Products..............................................      589.4        604.2
Reconciling amounts.........................................      821.4        832.3
                                                              ---------    ---------
                                                              $ 9,896.2    $ 9,828.9
                                                              =========    =========

---------------
(1) Excludes $135.7 million and $146.4 million of revenues in individual life related to the Closed Block for the three-month periods ended March 31, 2000 and 1999, respectively (see Note 6).

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

 (2) Excludes net investment income and net realized capital gains on investments in individual life related to the Closed Block of $93.9 million and $97.6 for the three-month periods ended March 31, 2000 and 1999, respectively (see Note 6).

 (3) Includes Group Pension Profits of $10.1 million and $14.3 million for the three-month periods ended March 31, 2000 and 1999, respectively (see Note
     4).

 (4) Includes interest credited to policyholders' account balances. Excludes $143.8 and $149.2 million of benefits and interest credited to policyholders' account balances related to individual life business in the Closed Block for the three-month periods ended March 31, 2000 and 1999, respectively (see Note 6).

 (5) Includes assets transferred in the Group Pension Transaction of $5,100.1 million and $5,109.8 million as of March 31, 2000 and December 31, 1999, respectively (see Note 4).

 (6) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,586.1 million and $1,645.7 million as of March 31, 2000 and December 31, 1999, respectively (see Note 4).

 (7) Each segment includes separate account assets in an amount equal to the corresponding liability reported.

 (8) Includes separate account liabilities transferred in the Group Pension Transaction of $3,524.7 million and $3,432.7 million as of March 31, 2000 and December 31, 1999 respectively (see Note 4).

 (9) Includes $10.6 million and $10.5 million relating to the Contribution from the Closed Block for the three-month periods ended March 31, 2000 and 1999, respectively (see Note 6).

(10) Includes Closed Block assets of $6,160.1 million and $6,182.1 million as of March 31, 2000 and December 31, 1999, respectively (see Note 6).

(11) Includes deferred policy acquisition costs allocated to the Closed Block of $672.8 million and $689.9 million as of March 31, 2000 and December 31, 1999, respectively (see Note 6).

(12) Includes Closed Block policyholders' liabilities of $7,226.9 million and $7,241.0 million as of March 31, 2000 and December 31, 1999, respectively (see Note 6).

(13) Excludes $17.6 million and $17.9 million of amortization of deferred policy acquisition costs related to the Closed Block for the three-month periods ended March 31, 2000 and 1999, respectively (see Note 6).

     The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month period ended March 31, 2000 and 1999, respectively.

                                                                  THREE-MONTH
                                                                  PERIOD ENDED
                                                                   MARCH 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                                                                ($ IN MILLIONS)
PREMIUMS:
Individual life(1)..........................................    $26.7     $20.4
Group insurance.............................................      2.4       2.4
Disability income insurance.................................      0.1       0.1
Other.......................................................      0.1       0.4
                                                                -----     -----
     Total..................................................    $29.3     $23.3
                                                                =====     =====

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  THREE-MONTH
                                                                  PERIOD ENDED
                                                                   MARCH 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                                                                ($ IN MILLIONS)
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Universal life..............................................    $15.8     $17.6
Variable universal life(2)..................................     11.6       7.7
Group universal life........................................      2.9       2.5
Individual variable annuities...............................     18.7      17.0
Individual fixed annuities..................................      0.9       0.6
                                                                -----     -----
     Total..................................................    $49.9     $45.4
                                                                =====     =====

---------------
(1) Excludes revenues from individual life in the Closed Block of $135.7 million and $146.4 million for the three-month periods ending March 31, 2000 and 1999, respectively.
(2) Includes Corporate Sponsored variable universal life products.

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

     In accordance with GAAP, the transaction did not constitute a sale because MONY retained substantially all the risks and rewards associated with the deposits on contracts in force and transferred to AEGON on the Group Pension Transaction Date (the "Existing Deposits"). Accordingly, the Company continues to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled "Assets transferred in Group Pension Transaction" and "Liabilities transferred in Group Pension Transaction". In addition, MONY reports in its GAAP earnings the profits from the Existing Deposits as discussed below.

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

     Management expects that Group Pension Profits will continue to decrease in the future consistent with the runoff of the Existing Deposits.

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

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
ASSETS:
General Account
  Fixed maturities: available for sale, at estimated fair
     value (amortized cost; $1,489.9 million and $1,532.4
     million, respectively).................................  $1,462.0      $1,510.0
  Mortgage loans on real estate.............................      83.4          98.5
  Real estate to be disposed of.............................       5.2          16.8
  Cash and cash equivalents.................................       1.4          25.3
  Accrued investment income.................................      23.4          26.5
                                                              --------      --------
     Total general account assets...........................   1,575.4       1,677.1
Separate account assets.....................................   3,524.7       3,432.7
                                                              --------      --------
     Total assets...........................................  $5,100.1      $5,109.8
                                                              ========      ========
LIABILITIES:
General Account(1)
  Policyholders' account balances...........................  $1,586.1      $1,645.7
  Other liabilities.........................................      12.0          20.7
                                                              --------      --------
     Total general account liabilities......................   1,598.1       1,666.4
Separate account liabilities(2).............................   3,524.7       3,432.7
                                                              --------      --------
     Total liabilities......................................  $5,122.8      $5,099.1
                                                              ========      ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $83.4 million and $88.9 million as of March 31, 2000 and December 31, 1999, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $16.9 million and $20.3 million as of March 31, 2000 and December 31, 1999, respectively.

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................  $ 6.1     $ 6.1
Net investment income.......................................   30.1      34.1
Net realized gains on investments...........................    0.6       3.3
                                                              -----     -----
     Total revenues.........................................   36.8      43.5
                                                              -----     -----

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                              ($ IN MILLIONS)
BENEFITS AND EXPENSES:
Interest credited to policyholders' account balances........   20.9      22.5
Other operating costs and expenses..........................    5.8       6.7
                                                              -----     -----
     Total benefits and expenses............................   26.7      29.2
                                                              -----     -----
     Group Pension Profits..................................  $10.1     $14.3
                                                              =====     =====

5. COMMITMENTS AND CONTINGENCIES:

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

     On March 27, 2000, the MONY Group and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D. and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil Levin, Superintendent, New York Insurance Department, filed in the Supreme Court of the State of

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

New York, County of New York. The action purports to be a class action on behalf of all persons or entities who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. Plaintiffs seek a declaratory judgment that the New York Superintendent of Insurance and the Company violated Section 7312 of the New York Insurance Law in connection with its demutualization. Plaintiffs also allege that the Company breached its contractual obligations and alleged fiduciary duties to its policyholders in connection with the demutualization. Plaintiffs seek damages against the Company for wrongfully denying them a fair and equitable amount for their membership interests. The Company believes that the claims are without merit and intends to defend itself vigorously.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of such matters cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the consolidated financial statements at March 31, 2000, resulting from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Insurance companies are subject to assessments, up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

     The Company maintains two lines of credit with domestic banks totaling $150.0 million with scheduled renewal dates in September 2000 and September 2003. Under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The Company has complied with all covenants relating thereto. The Company has not borrowed against these lines of credit since their inception.

     At March 31, 2000, the Company had commitments to issue $9.2 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 8.4% to 9.2%. In addition, the Company had commitments to issue $92.4 million of fixed rate and floating rate commercial mortgage loans with interest rates ranging from 7.0% to 9.14%. The Company had commitments outstanding to purchase private fixed maturity securities as of March 31, 2000 of $131.6 million with interest rates from 6.2% to 11.0%. At March 31, 2000, the Company had commitments to contribute capital to its equity partnership investments of $118.5 million.

6. CLOSED BLOCK:

     In accordance with New York State Insurance Law, on November 16, 1998, the Company established a closed block (the "Closed Block") of certain participating insurance policies as defined in the Plan (the "Closed Block Business"). In conjunction therewith, the Company allocated assets to the Closed Block expected to produce cash flows which, together with anticipated revenues from the Closed Block Business, are reasonably expected to be sufficient to support the Closed Block Business, including but not limited to, provision for payment of claims and surrender benefits, certain expenses and taxes, and for continuation of current payable dividend scales in effect at the date of Demutualization, assuming the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The assets allocated to the Closed Block and the aforementioned revenues inure solely to the benefit of the owners of policies included in the Closed Block.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The assets and liabilities allocated to the Closed Block were recorded in the Company's financial statements at their historical carrying values. The carrying values of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in the Company's income over the period the policies and the contracts in the Closed Block remain in force.

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

     In addition, MONY has undertaken to reimburse the Closed Block from it's general account assets outside the Closed Block for any reduction in principal payments due on the Series A Notes (which have been allocated to the Closed Block) pursuant to the terms thereof, as described in Note 4. Since the Closed Block has been funded to provide for payment guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block Business experiences very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. The Company regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure the profits are distributed to Closed Block policyholders in a fair and equitable manner. In addition, periodically the New York Insurance Department requires the filing of an independent auditor's report on the operations of the Closed Block.

     The results of the Closed Block are presented as a single line item in the Company's statements of income entitled, "Contribution from the Closed Block". Prior to the establishment of the Closed Block the results of the assets and policies comprising the Closed Block were reported in various line items in the Company's income statements, including: premiums, investment income, net realized gains and losses on investments, benefits, amortization of deferred policy acquisition costs, etc. In addition, all assets and liabilities allocated to the Closed Block are reported in the Company's balance sheet separately under the captions "Closed Block assets" and "Closed Block liabilities", respectively. Accordingly, certain line items in the Company's financial statements subsequent to the establishment of the Closed Block reflect material reductions in reported amounts, as compared to years prior to the establishment of the Closed Block, while having no effect on net income.

     The pre-tax Contribution from the Closed Block includes only those revenues, benefit payments, dividends, premium taxes, state guaranty fund assessments, and investment expenses considered in funding the Closed Block. However, many expenses associated with operating the Closed Block and administering the policies included therein were excluded from and, accordingly, not funded in the Closed Block. These

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

expenses are reported in the Company's statement of operations, outside of the Contribution from the Closed Block, consistent with how they are funded. Such expenses are reported in the separate line items to which they apply based on the nature of such expenses. Federal income taxes applicable to the Closed Block, which are funded in the Closed Block, are reflected as a component of federal income tax expense in the Company's statement of operations. Since many expenses related to the Closed Block are funded outside the Closed Block, operating costs and expenses outside the Closed Block are disproportionate to the level of business outside the Closed Block.

     The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
ASSETS:
Fixed Maturities:
  Available for sale, at estimated fair value (amortized
     cost; $3,604.0 and $3,554.7, respectively).............  $3,490.4      $3,479.5
  Mortgage loans on real estate.............................     490.0         443.0
  Policy loans..............................................   1,190.3       1,199.1
  Real estate...............................................      22.4          22.1
  Cash and cash equivalents.................................      46.5         111.3
  Premiums receivable.......................................       6.9          14.2
  Deferred policy acquisition costs.........................     672.8         689.9
  Other assets..............................................     240.8         223.0
                                                              --------      --------
     Total Closed Block assets..............................  $6,160.1      $6,182.1
                                                              ========      ========
LIABILITIES:
  Future policy benefits....................................  $6,766.2      $6,781.5
  Policyholders' account balances...........................     293.6         294.6
  Other Policyholders' liabilities..........................     167.1         164.9
  Other liabilities.........................................      47.5          62.3
                                                              --------      --------
     Total Closed Block liabilities.........................  $7,274.4      $7,303.3
                                                              ========      ========

                                                    FOR THE THREE-MONTH   FOR THE THREE-MONTH
                                                       PERIOD ENDED          PERIOD ENDED
                                                      MARCH 31, 2000        MARCH 31, 1999
                                                    -------------------   -------------------
                                                                 ($ IN MILLIONS)
REVENUES:
Premiums..........................................        $135.7                $146.4
Net investment income.............................          96.4                  93.3
Net realized gains(losses) on investments.........          (2.5)                  4.3
Other income......................................           0.8                   0.4
                                                          ------                ------
     Total revenues...............................         230.4                 244.4
                                                          ------                ------

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                    FOR THE THREE-MONTH   FOR THE THREE-MONTH
                                                       PERIOD ENDED          PERIOD ENDED
                                                      MARCH 31, 2000        MARCH 31, 1999
                                                    -------------------   -------------------
                                                                 ($ IN MILLIONS)
BENEFITS AND EXPENSES:
Benefits to policyholders.........................         141.6                 147.0
Interest credited to policyholders' account
  balances........................................           2.2                   2.2
Amortization of deferred policy acquisition
  costs...........................................          17.6                  17.9
Dividends to policyholders........................          56.6                  63.7
Other operating costs and expenses................           1.8                   3.1
                                                          ------                ------
     Total benefits and expenses..................         219.8                 233.9
                                                          ------                ------
Contribution from Closed Block....................        $ 10.6                $ 10.5
                                                          ======                ======

     For the three-month periods ended March 31, 2000 and March 31, 1999, there were $3.0 million and $0.0 million, respectively, in adjustments in the value of fixed maturity securities in the Closed Block deemed to be other than temporarily impaired or fixed maturity securities which have been non-income producing for the twelve months preceding such dates. At March 31, 2000 and December 31, 1999, the carrying value of mortgage loans in the Closed Block that were non-income producing for the twelve months preceding such date, were $0.3 million and $0.0 million, respectively.

7. EXTRAORDINARY AND OTHER ITEMS

     a) On January 12, 2000, the Company announced a plan to repurchase up to 5% of the outstanding common shares of the Company or approximately 2.4 million shares. Under the plan, the Company may repurchase such shares from time to time, as market conditions and other factors warrant. The plan may be discontinued at any time. As of March 31, 2000, 494,100 shares had been repurchased at a cost of $14.2 million.

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

     d) On March 8, 2000, the Holding Company issued $300.0 million principal amount of senior notes (the "Senior Notes") pursuant to the aforementioned Shelf Registration. The Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.7 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the Holding Company to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes", respectively), which were outstanding at December 31, 1999. The balance of the net proceeds from the issuance of the Senior Notes will be used by the Holding Company for general corporate purposes.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded a before tax loss of $56.5 million ($36.7 million after tax) during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $49.5 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company's income statement for the three-month period ended March 31, 2000.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's financial results of operations is based on the results of the Closed Block combined on a line by line basis with the results of operations outside the Closed Block, for such respective periods as further discussed below. The discussion and analysis of the Company's financial condition and results of operations presented below should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes to the unaudited interim condensed consolidation financial statements included elsewhere herein and the Company's 1999 Annual Report on Form 10-K.

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

     The pre-tax Contribution from the Closed Block for the three-month periods ended March 31, 2000 and 1999 was $10.6 million and $10.5 million, respectively. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

SEGMENTS

     For management and reporting purposes, the Company's business is organized in two principal operating segments, the "Protection Products" segment and the "Accumulation Products" segment. Substantially all of the Company's other business activities are combined and reported in the "Other Products" segment. In its Protection Products segment, the Company currently offers a wide range of individual life insurance products, including; whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, group universal life and special risk products. The Protection Products segment also includes the in-force business from sales of last survivor universal life and last survivor whole life. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the related profits therefrom (see Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein), and (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block. In its Accumulation Products segment, the Company primarily offers flexible premium variable annuities and proprietary retail mutual funds. The Accumulation Products segment also includes the in-force business from single premium deferred annuities and immediate annuities. The Company's Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation and the runoff businesses which consist primarily of group life and health business, as well as group pension business that was not included in the Group Pension Transaction. In addition to selling the Company's proprietary investment products, the securities broker-dealer operation provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The Run-Off Businesses primarily consist of group life and health insurance as well as the group pension business that was not included in the Group Pension Transaction.

     Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the preparation of the Unaudited Interim Condensed Consolidated Financial Statements. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate certain nonrecurring items to the segments. In addition, all segment revenues are from external customers.

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

     The following tables present the Company's consolidated and segment results of operations for the three-month periods ended March 31, 2000 and 1999. Management's Discussion and Analysis, which follows this table, discusses the Company's consolidated and segment results of operations on the aforementioned combined basis unless otherwise noted. See Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements for a summarized Closed Block income statement which has been combined on a line by line basis with the results of operations outside the Closed Block for purposes of the following table and discussion.

                             RESULTS OF OPERATIONS

                                                       FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000
                                              -----------------------------------------------------------------
                                              PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                              ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums....................................    $162.5        $  0.1      $ 2.4       $  --           $165.0
Universal life and investment-type product
  policy fees...............................      30.3          18.9        0.7          --             49.9
Net investment income and realized gains on
  investments...............................     283.6          50.6       33.7         2.5            370.4
Group Pension Profits(2)....................      10.1            --         --          --             10.1
Other income................................       4.1          31.3       22.9         1.3             59.6
                                                ------        ------      -----       -----           ------
                                                 490.6         100.9       59.7         3.8            655.0
BENEFITS AND EXPENSES:
Benefits to policyholders...................     170.4           5.3        3.9         1.1            180.7
Interest credited to policyholders' account
  balances..................................      13.4          12.5        2.5          --             28.4
Amortization of deferred policy acquisition
  costs.....................................      30.0           7.5         --          --             37.5
Dividends to policyholders..................      56.6           0.4        0.2          --             57.2
Other operating costs and expenses..........      79.1          29.9       27.6         2.4            139.0
                                                ------        ------      -----       -----           ------
                                                 349.5          55.6       34.2         3.5            442.8
                                                ------        ------      -----       -----           ------
Income before income taxes and extraordinary
  item......................................    $141.1        $ 45.3      $25.5       $ 0.3            212.2
                                                ======        ======      =====       =====
Income tax expense..........................                                                            74.3
                                                                                                      ------
Income before extraordinary items...........                                                           137.9
Extraordinary items.........................                                                            36.7
                                                                                                      ------
Net Income..................................                                                          $101.2
                                                                                                      ======

                                                       FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1999
                                              -----------------------------------------------------------------
                                              PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                              ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums....................................    $166.9        $  0.4      $ 2.4       $  --           $169.7
Universal life and investment-type product
  policy fees...............................      27.8          17.2        0.4          --             45.4
Net investment income and realized gains on
  investments...............................     179.6          28.9       10.9         1.9            221.3
Group Pension Profits(2)....................      14.3            --         --          --             14.3
Other income................................       3.7          20.9       16.8         1.0             42.4
                                                ------        ------      -----       -----           ------
                                                 392.3          67.4       30.5         2.9            493.1
BENEFITS AND EXPENSES:
Benefits to policyholders...................     176.8           4.3        3.5         2.3            186.9
Interest credited to policyholders' account
  balances..................................      12.5          14.0        3.6          --             30.1
Amortization of deferred policy acquisition
  costs.....................................      27.0           7.7         --          --             34.7
Dividends to policyholders..................      62.9           0.4        0.3          --             63.6
Other operating costs and expenses..........      63.3          23.4       20.3          --            107.0
                                                ------        ------      -----       -----           ------
                                                 342.5          49.8       27.7         2.3            422.3
                                                ------        ------      -----       -----           ------
Income before income taxes and extraordinary
  item......................................    $ 49.8        $ 17.6      $ 2.8       $ 0.6             70.8
                                                ======        ======      =====       =====
Income tax expense..........................                                                            24.8
                                                                                                      ------
Income before extraordinary items...........                                                            46.0
Extraordinary items.........................                                                              --
                                                                                                      ------
Net Income..................................                                                          $ 46.0
                                                                                                      ======

---------------
(1) Amounts reported as "reconciling" primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, and (ii) revenues and expenses of the MONY Group.

(2) See Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements contained herein.

 Three-Month Period Ended March 31, 2000
  Compared to the Three-Month Period Ended March 31, 1999.

     Premiums --

     Premium revenue was $165.0 million for the three-month period ended March 31, 2000, a decrease of $4.7 million, or 2.8%, from $169.7 million reported for the comparable prior year period ended March 31, 1999. Substantially all of the decrease related to traditional life insurance products offered through the Company's Protection Products segment. The decrease was comprised of (i) lower new and single premiums of $7.2 million, and (ii) lower renewal premiums of $2.9 million, offset by (iii) an increase of $5.7 million in new premiums on special risk term insurance products offered by the Company's U.S. Financial Life Insurance Company ("USFL") subsidiary. Contributing to the increase in premiums generated by USFL was an abnormally high volume of applications received in the 4th quarter of 1999, which management attributes to customers anticipation of higher rates resulting from new regulation, known as "Triple X", requiring companies to increase reserves on term life insurance business. Management believes that the decrease in traditional life insurance new, single and renewal premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products.

     Universal life and investment-type product policy fees --

     Universal life and investment-type product policy fees were $49.9 million for three-month period ended March 31, 2000, an increase of $4.5 million, or 9.9%, from $ 45.4 million reported for the comparable prior year period ended March 31, 1999. The increase consisted primarily of higher Protection Products segment fees of $2.5 million and higher Accumulation Product segment fees of $1.7 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company's variable universal life

("VUL") business of approximately $4.2 million. This increase was offset by higher ceded reinsurance of $2.4 million across the Protection Products segment. For the three-month period ended March 31, 2000, the Company reported total fees from its VUL business of $11.1 million, as compared to $6.9 million reported for comparable prior year period. The increase in fees resulted primarily from new sales of such business and the growing inforce block. The VUL fees consist of charges for the cost of insurance, loading, and surrender charges. The increase in fees in the Accumulation Products segment was primarily due to an increase in surrender charges of $1.8 million on the Company's FPVA business. Surrenders were $245.3 million, as compared to $180.1 million for the three-month period ended March 31, 1999. The increase in surrenders was primarily due to the aging of the block of business and an increase in competition in the marketplace. For the three-month period ended March 31, 2000, the Company reported total fees from its FPVA business of $18.7 million, as compared to $17.0 million reported for the comparable prior year period. Management has undertaken several actions in response to the increase in surrenders which it believes will normalize such experience. Such actions included; the establishment of a conservation unit, institution of product improvements, changes in agents compensations plans, and enhanced training of agents. See "New Business Information".

     Net investment income and realized gains on investments --

     Net investment income was $351.8 million for the three-month period ended March 31, 2000, an increase of $163.7 million, or 87.0%, from $188.1 million reported for the comparable prior year period. The increase in net investment income is primarily related to an increase in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of, or investment in, equity securities issued by such companies. For the three month period ended March 31, 2000, the company earned 165.8 million relating to such partnership investments, an increase of $152.9 million from $12.9 million recorded for the three-month period ended March 31, 1999. The balance of the increase in investment income resulted from other invested asset categories collectively and is attributable primarily to higher yields and an increase in average invested assets. As of March 31, 2000, invested assets were $10,968.7 million (including cumulative unrealized losses of $208.1 million for fixed maturity securities) compared to $10,948.9 million (including cumulative unrealized gains of $124.2 million for fixed maturity securities) as of the comparable prior year period. The annualized yield on the Company's invested assets, excluding limited partnership interests, before and after realized gains/(losses) on investments was 6.9% and 7.6%, respectively, for the three-month periods ended March 31, 2000, as compared to 6.6% and 7.9%, respectively, for the three-month period ended March 31, 1999. The annualized yield on the Company's invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 12.7% and 13.4%, respectively, for the three-month periods ended March 31, 2000, as compared to 6.9% and 8.1%, respectively, for the three-month period ended March 31, 1999. See "Investments."

     As of March 31, 2000, the company had approximately $167 million of additional pretax gains related to its partnership investments that may be realized in the future subject to market fluctuations.

     Net realized gains on investments were $18.6 million for the three-month period ended March 31, 2000, a decrease of $14.6 million, from $33.2 million for the comparable prior year period. The decrease is due to lower gains on sales of equity securities of $12.2 million, lower sales and prepayment gains on fixed maturity securities of $5.0 million, lower gains on sales of real estate of $3.9 million, and higher losses on other than temporary impairments of fixed maturity securities of $2.9 million, offset with lower valuation allowances for real estate added to the held for sale category of $6.8 million, lower valuation allowances on mortgages of $1.8 million, and lower provisions for other-than-temporary impairments on equity securities of $0.8 million. Gains on the sales of equity securities were $20.9 million for the three-month period ended March 31, 2000, compared to $33.1 million for the prior year period. Prepayment and sales gains and losses for fixed maturities were losses of $0.1 million for the three-month period ended March 31, 2000, compared to gains of $4.9 million for the prior year period. Losses on the sale of real estate properties were $1.5 million for the three-month period ended March 31, 2000, compare to gains of $2.4 million for the prior year period. Losses from other than temporary impairments on fixed maturity securities were $2.9 million for the three-month period ended March 31, 2000, compared to $0.0 million for the prior year period. Additional provisions for valuation allowances on real estate held for sale were recoveries of $0.9 million for the three-month period ended March 31, 2000, compared to losses of $5.9 million for the prior year period. Recoveries on allowances for mortgages were $2.1 million for three-month period ended March 31, 2000, compared to recoveries of $0.3 million for the prior year period. Losses on other than temporary impairments on equity securities were $0.7 million for the three-month period ended March 31, 2000, compared to $1.5 million for the prior year period.

     Net investment income and net realized gains on investments are allocated to the Company's segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See "Segments".

     Group Pension Profits --

     Group Pension Profits were $10.1 million for the three-month period ended March 31, 2000, a decrease of $4.2 million, or 29.4%, from $14.3 million in the comparable prior period ended March 31, 1999. Group Pension Profits for the three-month period ended March 31, 2000 and 1999, consisted of $1.2 million and $9.1 million, respectively of Group Pension Payments and $8.9 million and $5.2 million, respectively relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction as well as certain adjustments relating to policyholder liabilities. The decrease of $4.2 million in the Group Pension Profits is primarily due to lower realized gains of $2.7 million on investments between the periods due to recoveries on mortgage allowances that occurred in the first quarter of 1999, as well as a decrease in operating income of $1.5 million due to the normal run-off of the Group Pension business.

     For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to
Note 4 of the Consolidated Financial Statements included herein. Management expects that Group Pension Profits will decline in future periods through to the termination of the Group Pension Transaction on December 31, 2002 consistent with the continuing run-off of the underlying business.

     Other income --

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $59.6 million for the period ended March 31, 2000, an increase of $17.2 million, or 40.6%, from $42.4 million reported for the comparable prior period ended March 31, 1999. The increase was primarily due to higher income of $10.4 million and $6.1 million in the Accumulation Products and Other Products segments, respectively. The increase in income recorded in the Accumulation Products segment was primarily attributable to higher fees earned by the Company's mutual fund management operations. The Company's mutual fund management operations reported $27.3 million in fees from advisory, underwriting and distribution services in the three-month period ended March 31, 2000, as compared to $18.4 million reported in the comparable prior period ended March 31, 1999, as assets under management increased to approximately $9.1 billion at March 31, 2000 from $7.3 billion at March 31, 1999. The increase in income recorded in the Other Products segment was primarily due to higher commissions earned by the Company's broker-dealer operations of $5.3 million. During the three-month period ending March 31, 2000, the Company's broker-dealer operations reported commission earnings of $18.5 million, as compared to $13.2 million reported in the comparable prior period ended March 31, 1999.

     Benefits to policyholders --

     Benefits to policyholders were $180.7 million for the three-month period ended March 31, 2000, a decrease of $6.2 million, or 3.3%, from $186.9 million reported for comparable prior year period. The decrease occurred primarily in the Protection Products Segment and consisted of the following: (i) lower change in traditional reserves of $3.2 million, (ii) a $3.2 million decrease in surrenders on traditional business, and

(iii) a $3.4 million decrease in universal life death benefits, offset by an increase of $2.8 million related to USFL.

     Interest credited to policyholders' account balances --

     Interest credited to policyholders' account balances was $28.4 million for the three-month period ended March 31, 2000, a decrease of $1.7 million, or 5.6%, from $30.1 million reported for the comparable prior year period. The decrease consisted primarily of lower interest crediting of $1.1 million on the Company's retained group pension business which is reported in the Other Products segment, and a decrease of $1.1 million relating to the Company's single premium deferred annuity ("SPDA) business which is reported in the Accumulation Products segment. This was offset by higher crediting of $0.9 million in the Protection Products segment. During the first quarter of 2000, SPDA account value decreased approximately $17.2 million to $362.3 million. The decrease in account value in the three-month period ended March 31, 2000 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products as well as the aging of the inforce block of business. Average interest crediting rates on the Company SPDA's were approximately 5.21% and 5.29% in the first quarter of 2000 and 1999, respectively.

     Amortization of deferred policy acquisition costs --

     Amortization of deferred policy acquisition costs ("DAC") was $37.5 million for the three-month period ended March 31, 2000, an increase of $2.8 million, or 8.1%, from $34.7 million reported in the comparable prior year period. The increase primarily resulted from higher amortization in the Protection Products segments of approximately $3.0 million. The increase in DAC amortization in the Protection Products segment primarily consisted of: (i) $1.1 million of higher amortization related to the Company's VUL business due to higher profits and the growth of variable business, (ii) $0.9 million of higher UL amortization due to lower death claims, and (iii) a $0.8 million increase in USFL's amortization.

     Dividends to policyholders --

     Dividends to policyholders were $57.2 million for three-month period ended March 31, 2000, a decrease of $6.4 million, or 10.1%, from $63.6 million reported for the comparable prior period. The decrease, substantially all of which occurred in the Protection Products segment, resulted primarily from a reduction in the additional dividend liability established in the Closed Block as of March 31, 2000, as compared to March 31, 1999. As further discussed in
Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block (November 16, 1998) will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses --

     Other operating costs and expenses were $139.0 million for the three-month period ended March 31, 2000, an increase of $32.0 million, or 29.9%, from $107.0 million reported for the comparable prior year period. The increase consisted of $4.3 million, $5.0 million, and $5.7 million of costs directly attributable to the Protection Products, Accumulation Products and Other Products segment, respectively, as well as higher allocable and other miscellaneous direct costs of approximately $17.0 million. To the extent that costs are not directly identifiable with an operating segment, such costs are allocated to the Company's operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company's product pricing (see "Segments"). As further discussed below, the increase in operating costs and expenses in the first quarter of 2000 as compared to the first quarter of 1999 was primarily attributable to: (i) higher commissions and other selling costs associated with the increase in revenues reported by the Company's mutual fund and broker-dealer operations, and (ii) the Company's continuing investment in its international operations, offset by (iii) certain operating efficiencies and other cost reductions. The following sets forth additional information with respect to the increase in operating costs in the first quarter of 2000, as compared to the first quarter 1999:

     The increase of $4.3 million in costs directly attributable to the Protection Products segment consisted of $2.1 million related to an increase in USFL's expenses, and an increase of $2.2 million in costs related to the company's international operations, which was primarily due to increased compensation costs associated with the recruitment of additional international sales representatives and costs incurred to develop and administer new products. The increase of $5.0 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $5.7 million in costs directly attributable to the Other Products segment primarily consisted of higher commissions and other expenses incurred by the Company's broker-dealer operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase in allocable costs of $17.0 million was due primarily to a $10.0 million increase in long term incentive compensation and increases in other miscellaneous items.

NEW BUSINESS INFORMATION

     The Company distributes its products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers,
(ii) sales of Protection Products by the Company's U.S. Financial subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company's corporate marketing team, and (iv) sales of a variety of financial products and services through the Company's Trusted Advisors subsidiary. The table below and discussion which follows presents certain information with respect to the Company's sales of protection and accumulation products during the three-month period ended March 31, 2000 and 1999 by source of distribution. Management uses this information to measure the Company's sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual funds sales represent deposits made by customers during the periods presented.

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                              ($ IN MILLIONS)
SOURCE OF DISTRIBUTION/SEGMENT
PROTECTION PRODUCTS(1):
Career Agency System(2).....................................  $20.2     $20.8
U.S. Financial(2)...........................................    8.9       3.5
Complementary Distribution..................................   23.6      19.3
                                                              -----     -----
Total New Annualized Life Insurance Premiums................  $52.7     $43.6
                                                              =====     =====
ACCUMULATION PRODUCTS(1):
Variable Annuity(2)(3)......................................  $ 116     $ 104
Career Agency System -- Proprietary Retail Mutual Funds.....    212       141
Third-Party Distribution -- Proprietary Retail Mutual
  Funds.....................................................    549       287
                                                              -----     -----
Total Accumulation Product Sales............................  $ 877     $ 532
                                                              =====     =====

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

(3) Excludes annualized premiums associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Protection Segment -- New Business Information for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999.

     Total new annualized and single life insurance premiums for the three-month period ended March 31, 2000 were $52.7 million, an increase of $9.1 million or 21% from $43.6 million for the comparable prior year period year. The increase was primarily attributable to an increase in sales of USFL products through brokerage general agencies and an increase in sales of corporate-owned life insurance and bank-owned life insurance ("COLI" and "BOLI").

     COLI and BOLI are large premium cases that typically fluctuate over the course of the year. Sales of COLI and BOLI through the Company's complementary distribution channels rose to $23.2 million in the first quarter 2000 from $19.3 million in the first quarter of 1999. $20.7 million or 89% of COLI sales in the three-month period ended March 31, 2000 consisted of recurring premiums compared to $7.0 million in the three-month period ended March 31, 1999.

     USFL more than doubled its first-quarter 2000 new premiums through this brokerage general agency distribution channel. New premiums rose to $8.9 million in the first quarter of 2000 from $3.5 million for the first quarter of 1999. Contributing to the increase in premiums generated by USFL was an abnormally high volume of applications received in the 4th quarter of 1999, which management attributes to customers anticipation of higher rates resulting from new regulation, known as "Triple X", requiring companies to increase reserves on terms life insurance business.

     New career agency life insurance premiums (first-year and single premiums) were $20.2 million in the first quarter of 2000, in line with the company's expectations and roughly even with 1999's strong first-quarter production of $20.8 million. The agent count (career and international) was 2,285 at March 31, 2000, compared with 2,335 at March 31, 1999 and 2,417 at December 31, 1999. The decrease in the number of agents from period to period was primarily due to actions taken by the Company to terminate unproductive agents. Per-agent productivity continued to increase in the first quarter of 2000.

     Accumulation Segment --

     The following tables set forth assets under management at March 31, 2000 and 1999, as well as the changes in the primary components of assets under management during the years then ended:

                                                                 MARCH 31,
                                                                 ---------
                                                              2000       1999
                                                              -----      -----
                                                              ($ IN BILLIONS)
ASSETS UNDER MANAGEMENT:(1)
Individual variable annuities...............................  $ 4.9      $ 4.7
Individual fixed annuities..................................    0.8        1.0
Proprietary retail mutual funds.............................    5.2        3.3
                                                              -----      -----
                                                              $10.9      $ 9.0
                                                              =====      =====
INDIVIDUAL VARIABLE ANNUITIES:
Beginning account value.....................................  $ 4.9      $ 4.8
Sales(2)....................................................    0.1        0.1
Market appreciation.........................................    0.1         --
Surrenders and withdrawals(2)...............................   (0.2)      (0.2)
                                                              -----      -----
Ending account value........................................  $ 4.9      $ 4.7
PROPRIETARY RETAIL MUTUAL FUNDS:
Beginning account value.....................................  $ 4.8      $ 3.0
Sales.......................................................    0.8        0.4
Dividends reinvested........................................    0.1         --
Market appreciation.........................................   (0.2)       0.1
Redemptions.................................................   (0.3)      (0.2)
                                                              -----      -----
Ending account value........................................  $ 5.2      $ 3.3
                                                              =====      =====

---------------

(1) Results exclude recently acquired subsidiary -- U.S. Financial Life

(2) Amounts presented in the three-month periods ended March 31, 2000 and 1999 are net of transfers to the new product series.

     New Business Information for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

     New sales of variable annuities during the three-month period ended March 31, 2000 were $116 million, a increase of $12 million, or 12%, from $104 million reported for the three-month period ended March 31, 1999. The increase reflects the positive impact of actions undertaken in 1999 and early 2000 which include changes in compensation plans, product improvements and enhanced training as well as the receipt of regulatory product approvals in all key states.

     Sales of proprietary retail mutual funds offered by the Company's mutual fund subsidiary increased by $333 million, or 78%, to $761 million for the three-month period ended March 31, 2000, as compared to $428 million for the three-month period ended March 31, 1999. Proprietary mutual fund sales through the Company's career agency system increased approximately $71 million, or 50% to $212 million for the three-month period ended March 31, 2000 from $141 million for the three-month period ended March 31, 1999, while proprietary mutual fund sales through third-party broker-dealers increased approximately $262 million, or 91%, to $549 million for the three-month period ended March 31, 2000 from approximately $287 million for the three-month period ended March 31, 1999. The increase in sales primarily resulted from the expansion of third party distribution arrangements and the introduction of a new internet fund and a multicap fund.

REPURCHASE OF SURPLUS NOTES

     On March 8, 2000, MONY Life repurchased substantially all of the surplus note indebtedness it had outstanding at December 31, 1999. As a result of the repurchase, the Company will record an after-tax loss of approximately $36.7 million during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the aforementioned surplus notes, reflecting the excess of their fair value over their carrying value on the Company's books at the date if the transaction, which aggregated approximately $56.5 million, This loss will be reported, net of tax, as an extraordinary item of the Company's income statement in 2000. See Liquidity and Capital
Resources -- Issuance of Senior Notes and Repurchase of Surplus Notes and Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  Holding Company

     MONY Group's cash flow consists of investment income from its invested assets (including interest form intercompany Surplus Notes, as hereafter defined), and dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of MONY Group's affairs and interest expense on the Senior Notes, as hereafter defined (sees Insurance of Senior Notes and Repurchase of Surplus Notes below). As a holding company, MONY Group's ability to meet its cash requirements pay interest expense on Senior Notes, and pay dividends on its Common Stock substantially depend upon payments from MONY Life, including the receipt of; (i) dividends, (ii) interest income on the Inter-company Surplus Notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. Under the New York Insurance Law, MONY Life will be permitted to pay shareholder dividends to the MONY Group only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. Under the New York Insurance Law, the New York Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders. The New York Insurance Department has established informal guidelines for the New York Superintendent's determinations that focus on, among other things, overall financial condition and profitability under statutory accounting practices. In addition, payments of principal and interest on the Inter-company Surplus Notes can only be made with the prior approval of the New York Superintendent "whenever, in his judgement, the financial condition of such insurer warrants". Such payments further may be made only out of surplus funds, which are available for such payments under the New York Insurance Law. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the MONY Group or that the New York Superintendent will approve interest payments to MONY Group on the Inter-company Surplus Notes. Accordingly, there can be no assurance that MONY Group will have sufficient funds to meet its cash requirements and pay cash dividends to shareholders. In addition, state insurance laws contain similar restrictions on the ability of the life insurance subsidiaries to pay dividends to MONY Life. There can be no assurance that state insurance laws will in the future permit the payment of dividends by the life insurance subsidiaries to MONY Life in an amount sufficient to support the ability of MONY Life to pay dividends to the MONY Group.

     In January 2000, the New York State Insurance Department approved, and MONY life paid, a dividend to MONY Group in the amount of $75.0 million.

     The MONY Group expects to continue to pay a dividend on its common stock of at least $0.40 per share in 2000. However, because the company has changed the frequency of dividend payments from quarterly to annual it expects to increase the $0.40 per share dividend to compensate shareholders for the time value of money.

  Issuance of Senior Notes and Repurchase of Surplus Notes --

     On January 12, 2000, the Holding Company filed a registration statement of Form S-3 with the Securities and Exchange Commission (the "SEC") to register certain securities. This registration, known as a "Shelf Registration", provides the Company with the ability to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuance's of securities thereunder. It is the intention of the Company to use this facility to raise proceeds for mergers and acquisitions and for other general corporate matters, as it considers necessary.

     On March 8, 2000, the Holding Company issued $300.00 million principal amount of senior notes (the "Senior Notes") pursuant to the aforementioned Shelf Registration. The senior notes mature on March 15, 2010, bear interest at 8.35% per annum and were priced at a discount to yield 8.38%. The principal amount of senior notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the senior notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.7 million. Approximately $280.0 million of the net proceeds from the issuance of the senior notes was used by the Holding Company as discussed below to finance the repurchase, on March 3, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and a $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes, respectively), which were outstanding at December 31, 1999.

     To finance MONY Life's repurchase of the 9.5% Notes and the 11.25% Notes, the Holding Company, on March 8, 2000;

      (i) purchased two surplus notes from MONY Life (hereafter referred to as the "Inter-company Surplus Notes") to replace the 9.5% Notes and the 11.25% Notes. The terms of the Inter-company Surplus Notes are identical to the 9.5% Notes and the 11.25% notes, except that the Inter-company Surplus Notes were priced to yield a current market rate of interest and the inter-company surplus note issued to replace the $116.5 million face amount of the 11.25% Notes was issued at a face amount of $100.0 million and

     (ii) contributed capital to MONY Life in the amount of $65.0 million

     As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company will record an after-tax loss of approximately $36.7 million during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $49.5 million, respectively. This loss will be reported, net of tax, as an extraordinary item on the Company's income statement in 2000.

  Capitalization

     The Company's total capitalization, excluding accumulated comprehensive income, increased $152.2 million or 7.1%, to $2,305.9 million at March 31, 2000, as compared to $2,153.7 million at December 31, 1999. The increase was primarily the result of net income of $101.2 million. The Company's total debt to equity (excluding accumulated comprehensive income) and total debt to total capitalization ratios increased to 18.7% and 15.8% at March 31, 2000, respectively, from 16.1% and 13.9% at December 31, 1999, respectively. Included in total debt used in the above calculations are $58.7 million and $58.8 million of non-recourse indebtedness at March 31, 2000 and December 31, 1999, respectively.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at March 31, 2000 and December 31, 1999.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                        AMOUNT AT               AMOUNT AT
                                                        MARCH 31,   PERCENT    DECEMBER 31,   PERCENT
                                                          2000      OF TOTAL       1999       OF TOTAL
                                                        ---------   --------   ------------   --------
                                                                       ($ IN MILLIONS)
Not subject to discretionary withdrawal Provisions....  $1,436.8      18.7%      $1,449.9       18.5%
Subject to discretionary withdrawal -- with market
  value adjustment or at carrying value less surrender
  charge..............................................   5,084.7      66.0        5,165.6       66.1
                                                        --------     -----       --------      -----
Subtotal..............................................   6,521.5      84.7        6,615.5       84.6
                                                        --------     -----       --------      -----
Subject to discretionary withdrawal --without
  adjustment at carrying value........................   1,181.4      15.3        1,205.1       15.4
                                                        --------     -----       --------      -----
Total annuity reserves and deposit liabilities
  (gross).............................................   7,702.9     100.0%       7,820.6      100.0%
                                                        ========     =====       ========      =====
Less reinsurance......................................      83.8                     89.3
                                                        --------                 --------
Total annuity reserves and deposit liabilities
  (net)...............................................  $7,619.1                 $7,731.3
                                                        ========                 ========

     The following table sets forth by product line the actual surrenders and withdrawals paid for the periods indicated.

                           SURRENDERS AND WITHDRAWALS

                                                                    FOR THE
                                                              THREE-MONTH PERIOD
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
PRODUCT LINE:(1)
Traditional life(2).........................................   $109.5     $110.9
Variable and universal life.................................     10.3       12.3
Annuities(3)................................................    241.1      182.7
Pensions(4).................................................    102.8       32.4
                                                              -------    -------
     TOTAL..................................................   $463.7     $338.3
                                                              =======    =======

---------------
(1) Prior years' amounts have been restated primarily to include surrenders and withdrawals related to the retained group pension business and the Company's benefit plans.

(2) Includes approximately $19 million in 1999 of surrenders in the Closed Block, the proceeds from which remained with the Company to fund premiums on newly issued traditional life policies outside the Closed Block.

(3) Excludes surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(4) Excludes transfers between funds within the company benefit plans.

     Annuity surrenders have increased for the three-month period ended March 31, 2000 as compared to the comparable prior year periods primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in competition. In July, 1999, the Company responded to this trend by enhancing its variable annuity products by offering new investment fund choices. In addition, the Company has established a special conservation unit and offers policyholders the opportunity to exchange their contracts for a new product series.

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the three-month period ended March 31, 2000, the net cash flow from operations reported in the Company's consolidated cash flow statement was $22.1 million. This amount excludes $0.1 million of cash flow relating to the Closed Block. Total combined cash flow for the three-month period ended March 31, 2000 (including the Closed Block) was $22.2 million, a decrease of $42.1 million from $64.3 million reported for the three-month period ended March 31, 1999. The decrease primarily relates to higher operating expenses, higher death benefits and lower Group Pension Payments. The Company's liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of March 31, 2000, the Company had readily marketable fixed maturity securities with a carrying value of $6,580.2 million (including fixed maturities in the Closed Block), which were comprised of $3,609.7 million public and $2,970.5 million private fixed maturity securities. At that date, approximately 93.1% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at March 31, 2000 the Company had cash and cash equivalents of $341.5 million (including cash and cash equivalents in the Closed Block).

     In addition, the Company maintains two bank line of credit facilities with domestic banks aggregating $150.0 million, with scheduled renewal dates in September 2000 and September 2003. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of these facilities is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company's $250 million commercial paper program which was activated in the second quarter of 1999. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of March 31, 2000.

     On January 12, 2000, the Company announced a plan to repurchase up to 5% or approximately 2.4 million shares of the outstanding common shares of the Company. Under the repurchase plan, the Company may repurchase common shares from time to time, as market conditions and other factors warrant. The repurchase program may be discontinued at any time.

     At March 31, 2000, the Company had commitments to issue $9.2 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 8.4% to 9.2%. In addition, the Company had commitments to issue $92.4 million of fixed rate commercial mortgage loans with interest rates ranging from 7.0% to 9.14%. The Company also had commitments outstanding to purchase $131.6 million of private fixed and floating maturity securities as of March 31, 2000 with interest rates ranging from 6.2% to 11.0%. At March 31, 2000, the Company had commitments to contribute capital to its equity partnership investments of $118.5 million.

     Of the $1,261.6 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at March 31, 2000, $29.2 million, $94.3 million, $202.6 million, and $67.8 million are scheduled to mature in 2000, 2001, 2002 and 2003, respectively.

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 7.29% to 7.89%. Maturities range from June 2000 to February 2002. Interest expense on mortgage loans was $0.9 million and $1.5 million for the three-month period ended March 31, 2000 and 1999, respectively.

     In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note was due January 1, 2009. The remaining balance of the interest-bearing note was paid in full on December 1, 1999, as part of the sale of the property to a third party. This transactions continues to be accounted for as a sale/leaseback arrangement, with the proceeds received of approximately $44 million amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.3 million in 2000, $7.4 million in 2001, $7.6 million 2002, $7.7 million in 2003, $7.9 million in 2004 and $33.1 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     At March 31, 2000, aggregate maturities of long-term debt based on required remaining principal payments for 2000 and the succeeding four years are $0.0 million, $0.0 million, $5.7 million, $0.0 million and $0.0 million, respectively, and $308.5 million thereafter.

     Aggregate contractual debt service payments on the Company's long term debt at March 31, 2000, for the remainder of 2000 and the succeeding four years are $15.0 million, $26.4 million, $31.7 million, $26.0 million and $26.0 million, respectively and $465.4 million thereafter.

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

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at March 31, 2000 and December 31, 1999 were in excess of the minimum required RBC.

YEAR 2000

     The Company successfully completed its Year 2000 Project (the "Project") to ensure Year 2000 readiness. The Company developed and implemented an enterprise-wide plan to prepare for the Year 2000 issue by ensuring compliance of all applications, operating systems and hardware of mainframe, PC and local area network ("LAN") platforms; ensuring the compliance of voice and data network software and hardware; addressing the compliance of key vendors and other third parties.

     The total cost of the Project was $25.4 million. The Company does not expect to incur any material future cost on the Project.

     The Company has not experienced any significant Year 2000 related problems post-December 31, 1999 with its operations of with any external parties with which business is conducted. Based on this experience and the amount of work and testing previously performed, the Company believes the likelihood of a Year 2000 issue that would have a material effect on the Company's consolidated financial position and results of its operations continues to be remote as the Company performs month-end, leap year, quarter-end, and year-end processing. However, there is still the possibility that future Year 2000 related failures in the Company's systems of equipment and/or failure of external parties to achieve Year 2000 compliance could have a material adverse effect on the Company's consolidated financial position and results of its operations.

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

     The yield on general account invested assets (including net realized gains and losses on investments) was 13.4% and 8.1% for the three-month periods ended March 31, 2000 and 1999, respectively.

     The following table illustrates the net investment income yields on average assets for each of the components of the Company's investment portfolio, excluding net realized gains. The yields are based on quarterly average carrying values, (excluding unrealized gains (losses) in the fixed maturity asset category). Equity real estate income is shown net of operating expenses, depreciation and minority interest.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                           THREE-MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------------------
                                                     2000                               1999
                                        -------------------------------    -------------------------------
                                        NET INVESTMENT    AVERAGE ASSET    NET INVESTMENT    AVERAGE ASSET
                                         INCOME YIELD       BALANCES        INCOME YIELD       BALANCES
                                        --------------    -------------    --------------    -------------
Fixed maturities......................        7.3%          $ 6,770.5            7.3%          $ 6,516.7
Equity securities.....................      128.6               518.7           12.9               436.1
Mortgage loans on real estate.........        8.0             1,769.3            7.8             1,454.7
Policy loans..........................        6.7             1,265.8            6.3             1,270.8
Real estate...........................        6.7               371.3            5.1               638.1
Other invested assets.................       17.4                52.8           (3.2)               37.3
Cash and cash equivalents.............        6.7               359.3            5.0               428.2
                                                            ---------                          ---------
  Total invested assets before
     investment expenses..............       13.0%          $11,107.7            7.2%          $10,781.9
                                                            =========                          =========
  Investment expenses.................       (0.3)                              (0.2)
                                            -----                               ----
  Total invested assets after
     investment expenses(1)...........       12.7%                               6.9%
                                            =====                               ====

---------------
(1) The increase in net investment income yields was primarily due to an increase in limited partnership income included in the equity securities asset category of $152.9 million. The net investment income yields excluding limited partnership income is 6.9% and 6.6% for the three-month periods ended March 31, 2000 and 1999, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 60.0% and 60.4% of total invested assets at March 31, 2000 and December 31, 1999, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at March 31, 2000, 93.1% were investment grade and 6.9% were below-investment grade.

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

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at March 31, 2000 and December 31, 1999.

     As of March 31, 2000 the fair value of the Company's problem, potential problem and restructured fixed maturities were $57.0 million, $46.0 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.6% of total fixed maturities. As of December 31, 1999, the fair value of the Company's problem, potential problem and restructured fixed maturities were $45.9 million, $32.8 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.9% of total fixed maturities.

     At March 31, 2000, the Company's largest unaffiliated single concentration of fixed maturities was $231.7 million of Federal National Mortgage Association ("FNMA") which represents 2.1% of total invested assets. The largest non-government issuer consists of $193.4 million of AEGON notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at March 31, 2000. No other individual non-government issuer represents more than 0.4% of invested assets.

     The Company held approximately $1,165.0 million and $1,138.5 million of mortgage-backed and asset-backed securities as of March 31, 2000 and December 31, 1999, respectively. Of such amounts, $380.8 million and $391.5 million, or 32.7% and 34.4%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2000 and December 31, 1999, 85.6% and 85.7%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
CMOs........................................................  $  522.9       $  500.1
Pass-through securities.....................................      30.2           31.0
Commercial MBSs.............................................      99.8          118.5
Asset-backed securities.....................................     512.1          488.9
                                                              --------       --------
          Total MBSs and asset-backed securities............  $1,165.0       $1,138.5
                                                              ========       ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 2000 and December 31, 1999 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                              AS OF                     AS OF
                                                          MARCH 31, 2000          DECEMBER 31, 1999
                                                      ----------------------    ----------------------
                                                      AMORTIZED   ESTIMATED     AMORTIZED   ESTIMATED
                                                        COST      FAIR VALUE      COST      FAIR VALUE
                                                      ---------   ----------    ---------   ----------
                                                                      ($ IN MILLIONS)
Due in one year or less.............................  $  192.5     $  193.3     $  206.5     $  208.5
Due after one year through five years...............   1,574.7      1,545.3      1,506.6      1,487.9
Due after five years through ten years..............   2,717.2      2,614.2      2,711.9      2,612.9
Due after ten years.................................   1,111.1      1,062.4      1,153.9      1,098.4
                                                      --------     --------     --------     --------
          Subtotal..................................   5,595.5      5,415.2      5,578.9      5,407.7
Mortgage-backed and other asset-backed securities...   1,192.7      1,165.0      1,173.7      1,138.5
                                                      --------     --------     --------     --------
          Total.....................................  $6,788.2     $6,580.2     $6,752.6     $6,546.2
                                                      ========     ========     ========     ========

MORTGAGE LOANS

     Mortgage loans comprised 16.6% and 15.8% of total invested assets as of March 31, 2000 and December 31, 1999, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of March 31, 2000 and December 31, 1999 commercial mortgage loans comprised $1,261.6 million and $1,141.4 million or 69.1% and 66.6% of total mortgage loan investments, respectively. Agricultural loans comprise $562.3 million and $570.7 million, or 30.8% and 33.3% of total mortgage loans, respectively. Residential mortgage loans comprised $1.3 million and $1.3 million, or 0.1% and 0.1% of total mortgage loan investments at March 31, 2000 and December 31, 1999, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $45.5 million and represented less than 0.5% of general account invested assets as of March 31, 2000. Amounts loaned on 19 properties were $20 million or greater, representing in the aggregate 43.6% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 22.5% of the total carrying value of the commercial loan portfolio and less than 2.6% of total invested assets at March 31, 2000.

     The following table presents the Company's commercial mortgage loan maturity profile for the periods indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                AS OF                AS OF
                                                            MARCH 31, 2000     DECEMBER 31, 1999
                                                           ----------------    ------------------
                                                           CARRYING   % OF     CARRYING     % OF
                                                            VALUE     TOTAL      VALUE     TOTAL
                                                           --------   -----    ---------   ------
                                                                      ($ IN MILLIONS)
1 year or less...........................................  $   48.7     3.9%   $   26.6      2.3%
Due after one year through five years....................     467.0    37.0       401.0     35.2
Due after five years through ten years...................     454.3    36.0       425.6     37.3
Due after ten years......................................     291.6    23.1       288.2     25.2
                                                           --------   -----    --------    -----
                                                           $1,261.6   100.0%   $1,141.4    100.0%
                                                           ========   =====    ========    =====

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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                     COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Total commercial mortgages..................................  $1,261.6       $1,141.4
                                                              --------       --------
Problem commercial mortgages(1).............................       7.7            0.0
Potential problem commercial mortgages......................      72.0           72.1
Restructured commercial mortgages...........................     129.0          134.8
Total problem, potential problem & restructured commercial
  mortgages.................................................  $  208.7       $  206.9
                                                              --------       --------
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......      16.5%          18.1%
                                                              ========       ========

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Valuation allowances/writedowns(2)
Problem loans...............................................  $     --       $     --
Potential problem loans.....................................      15.9           16.2
Restructured loans..........................................      23.8           26.0
                                                              --------       --------
Total valuation allowances/writedowns(2)....................  $   39.7       $   42.2
                                                              --------       --------
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................      16.0%          16.9%
                                                              ========       ========

---------------
(1) Problem commercial mortgages included delinquent mortgages of $7.7 million and $0.0 million at March 31, 2000 and December 31, 1999 respectively. There were no loans in process of foreclosure at either date.

(2) Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a Loan, of $26.3 million at March 31, 2000 and December 31, 1999.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2000 and December 31, 1999 1999, such reserves were $15.3 million, and $15.9 million, respectively.

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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                    AGRICULTURAL MORTGAGES AT CARRYING VALUE

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Total agricultural mortgages................................   $562.3        $  570.7
                                                               ------        --------
Problem agricultural mortgages(1)...........................   $ 14.4        $    7.4
Potential problem agricultural mortgages....................      0.5             1.4
Restructured agricultural mortgages.........................      5.8             9.3
                                                               ------        --------
Total problem, potential problem & restructured agricultural
  mortgages.................................................   $ 20.7        $   18.1
                                                               ------        --------
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................      3.7%            3.2%
                                                               ======        ========

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Valuation allowances/writedowns:
  Problem loans.............................................   $  0.2        $    0.2
  Potential problem loans...................................      0.1             0.1
  Restructured loans........................................      0.2             0.5
                                                               ------        --------
Total valuation allowances/writedowns.......................   $  0.5        $    0.8
                                                               ------        --------
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................      2.4%            4.2%
                                                               ======        ========

---------------
(1) Problem agricultural mortgages include delinquent mortgage loans of $13.0 million and $3.1 million and loans in process of foreclosure of $1.4 million and $4.3 million at March 31, 2000 and December 31, 1999, respectively.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of March 31, 2000 and December 31, 1999, such reserves were $5.5 million and $5.6 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of March 31, 2000 and December 31, 1999, the carrying value of the Company's real estate investments was $373.5 million and $369.1 million, respectively, or 3.5% and 3.4%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications.

                               EQUITY REAL ESTATE

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Real estate.................................................   $140.7         $140.3
Joint ventures..............................................    108.6          107.8
                                                               ------         ------
          Subtotal..........................................    249.3          248.1
Foreclosed..................................................    124.2          121.0
                                                               ------         ------
          Total.............................................   $373.5         $369.1
                                                               ======         ======

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. At March 31, 2000 and December 31, 1999, the carrying value of real estate to be disposed of was $326.9 million and $322.9 million, respectively, or 3.1% and 3.0%, respectively of invested assets at such dates. The aforementioned carrying values are net of valuation allowances of $21.1 million and $22.0 million, at March 31, 2000 and December 31, 1999, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $62.3 million and $62.3 million of impairment adjustments. For the three-months period ended March 31, 2000 and the year ended December 31 1999, such changes in valuation allowances aggregated ($0.9) million and $12.1 million, respectively.

     The following table analyzes the Company's real estate sales during the periods indicated.

                              REAL ESTATE SALES(1)

                                                                  FOR THE
                                                                THREE-MONTH
                                                               PERIOD ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2000      1999
                                                              -----    ------
                                                              ($ IN MILLIONS)
Sales proceeds..............................................  $0.3     $17.5
                                                              ----     -----
Carrying value before impairment adjustments and valuation
  allowances................................................  $0.2     $22.2
Impairment adjustments......................................   0.0      (6.1)
Valuation allowances........................................   0.0      (1.0)
                                                              ----     -----
Carrying value after impairment adjustments and valuation
  allowances................................................  $0.2     $15.1
                                                              ----     -----
Gain (loss).................................................  $0.1     $ 2.4
                                                              ----     -----

     Most of the proceeds from real estate sales have been invested in investment grade bonds. This has served to make the overall asset portfolio somewhat more sensitive to changes in interest rates. It has also served to reduce exposure to an illiquid asset class, real estate, and increase exposure to a more liquid asset class, investment grade public bonds.

EQUITY SECURITIES

     The Company's equity securities consist of investments in common stocks and limited partnership interests. The following table presents the carrying values of the Company's equity securities at the dates indicated:

                        INVESTMENTS IN EQUITY SECURITIES

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Common stocks...............................................   $213.5         $277.2
Limited partnership interests...............................    304.0          242.6
                                                               ------         ------
     Total..................................................   $517.5         $519.8
                                                               ======         ======

  Common Stocks:

     The Company's investments in common stocks represented 1.9% and 2.6% of invested assets at March 31, 2000 and December 31, 2000, respectively. The Company's investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company's common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

  Limited Partnership Interests:

     The Company accounts for its investments in limited partnership interests in accordance with either the equity method of accounting or the cost method of accounting depending upon the Company's percentage of ownership of the partnership and the date the partnership was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company's ownership interest exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company's ownership interest exceeded 20 percent. In all other circumstances, the Company accounts for its investment in equity limited partnership interests in accordance with the cost method.

     Under the equity method of accounting, an investor is required to record in its income its share of the income or loss reported by the investee, and correspondingly, increase or decrease the carrying value of such investment in its balance sheet. Distributions of income or dividends from the partnership are recorded as a reduction in the carrying value of the investment. In applying the equity method, the investor is not permitted to adjust the income reported by an investee to conform the investee's accounting policies to that followed by the investor.

     Under the cost method of accounting, the investment is carried at its original cost and income is recognized when distributed as dividends from the partnership. The carrying amount of the investment is reduced upon receipt of a distribution characterized by the partnership as a return of capital or liquidating dividend or when management has determined that the investment or portion thereof may not be recovered.

     In accordance with GAAP, limited partnerships report their investments at fair value. Changes in the fair value of the investments are reflected in the net income of the partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation in the investments of the partnerships.

     The limited partnerships in which the Company has invested are partnerships, which invest in the equity of private companies, generally in the form of common stock. These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering, or the equity is purchased by other public companies through exchange of stock. At that time or thereafter, at the general partners' discretion, the partnership will generally distribute the underlying publicly traded common stock to its partners. Upon distribution, the Company will record the common stock received at fair value, reverse the carrying value of the corresponding limited partnership investment, and record as investment income any excess of the fair value of the common stock distributed over the carrying value of the limited partnership investment. Accordingly, certain of the common stocks owned by the Company at March 31, 2000 and December 31, 1999 were acquired through distributions from the Company's investments in limited partnership interests. However, it has been the Company's practice to sell such positions shortly after such distributions occur.

     The following table sets forth the carrying value of the Company's investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships' ownership of public and private common stock at March 31, 2000 and December 31, 1999:

                                                                  CARRYING VALUE AT
                                                              -------------------------
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
EQUITY METHOD
  Public common stock.......................................   $124.3         $ 57.6
  Private common stock......................................     59.0           69.3
                                                               ------         ------
     Sub Total..............................................    183.3          126.9
COST METHOD
  Public common stock.......................................     46.6           40.8
  Private common stock......................................     74.1           74.9
                                                               ------         ------
     Sub Total..............................................    120.7          115.7
     Total Limited Partnership Interests....................   $304.0         $242.6
                                                               ======         ======

     At March 31, 2000, and December 31, 1999, the Company had investments in approximately 53 and 50 different limited partnerships which represented 2.8% and 2.2%, respectively, of the Company's general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three month period ended March 31, 2000 and March 31, 1999, investment income from equity limited partnership interests (which is comprised primarily of the Company's pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $165.8 million and $12.9 million, respectively, representing 47.1% and 6.8% respectively, of the net investment income for such periods. There can be no assurance that the recent level of investment income and returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Fixed maturities............................................   $ 13.3         $ 19.2
Equity securities...........................................      4.5            4.7
Mortgages...................................................     26.3           26.3
Real estate(1)..............................................     73.2           73.2
                                                               ------         ------
     Total..................................................   $117.3         $123.4
                                                               ======         ======

---------------
(1) Includes $48.0 million and $48.0 million as of March 31, 2000 and December 31, 1999, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Mortgages...................................................    $35.2         $37.3
Real estate.................................................     21.2          22.0
                                                                -----         -----
     Total..................................................    $56.4         $59.3
                                                                =====         =====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
Fixed maturities............................................   $ 13.3         $ 19.2
Equity securities...........................................      4.5            4.7
Mortgages...................................................     61.5           63.6
Real estate.................................................     94.4           95.2
                                                               ------         ------
     Total..................................................   $173.7         $182.7
                                                               ======         ======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1999 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 2000 is not materially different from that presented in the Company's 1999 Annual Report on Form 10-K at December 31, 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     On March 27, 2000, the MONY Group and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D. and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., And Neil Levin, Superintendent, New York Insurance Department, filed in the Supreme Court of the State of New York, County of New York. The action purports to be a class action on behalf of all persons or entities who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. Plaintiffs seek a declaratory judgment that the New York Superintendent of Insurance and the Company violated Section 7312 of the New York Insurance Law in connection with its demutualization. Plaintiffs also allege that the Company breached its contractual obligations and alleged fiduciary duties to its policyholders in connection with the demutualization. Plaintiffs seek damages against the Company for wrongfully denying them a fair and equitable amount for their membership interests. The Company believes that the claims are without merit and intends to defend itself vigorously.

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

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits
         27.1 Financial Data Schedule

     (b) Reports on Form 8-K
         The Company filed a report in Form 8-K on March 3, 2000 announcing fourth quarter 1999 financial results and the sale and issuance of $300 million face amount of 8.35% Senior Notes due in 2010.

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

Date: May 12, 2000

                                          By: /s/ LARRY COHEN
                                            ------------------------------------
                                            Larry Cohen
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Date: May 12, 2000