Form 10-Q
period 2000-06-30
MONY GROUP INC
filed 2000-08-14
CIK 1069822

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

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X] No [ ]

     As of August 8, 2000 there were 46,147,359 shares of the Registrant's common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      THE MONY GROUP INC. AND SUBSIDIARIES
               INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I FINANCIAL INFORMATION
Item 1:  Unaudited interim condensed consolidated balance sheets as
           of June 30, 2000 and December 31, 1999....................    3
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the three-month
           periods ended June 30, 2000 and 1999......................    4
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the six-month periods
           ended June 30, 2000 and 1999..............................    5
         Unaudited interim condensed consolidated statement of
           changes in shareholders' equity for the six-month period
           ended June 30, 2000.......................................    6
         Unaudited interim condensed consolidated statements of cash flows for the six-month period ended June 30, 2000 and
           1999......................................................    7
         Notes to unaudited interim condensed consolidated financial
           statements................................................    8
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   24
         Investments.................................................   44
Item 3:  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   54
PART II OTHER INFORMATION
Item 1:  Legal Proceedings...........................................   55
Item 2:  Changes in Securities and Use of Proceeds...................   56
Item 3:  Defaults upon Senior Securities.............................   56
Item 4:  Submission of Matters to a Vote of Security Holders.........   56
Item 5:  Other Information...........................................   56
Item 6:  Exhibits and Reports on Form 8-K............................   56
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

ITEM 1:

                      THE MONY GROUP INC. AND SUBSIDIARIES
            UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                                              JUNE 30,     DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
ASSETS
Investments:
  Fixed maturity securities available for sale, at fair
     value..................................................  $ 2,951.9     $ 3,066.7
  Equity securities available for sale, at fair value.......      532.5         519.8
  Mortgage loans on real estate.............................    1,334.0       1,270.4
  Policy loans..............................................       75.6          69.1
  Real estate to be disposed of.............................      306.5         300.9
  Real estate held for investment...........................       46.5          46.2
  Other invested assets.....................................       66.7          37.9
                                                              ---------     ---------
                                                              $ 5,313.7     $ 5,311.0
                                                              =========     =========
Cash and cash equivalents...................................      181.8         265.9
Accrued investment income...................................       79.7          74.6
Amounts due from reinsurers.................................      492.6         488.0
Deferred policy acquisition costs...........................      614.3         558.3
Other assets................................................      522.9         365.4
Assets transferred in Group Pension Transaction (Note 4)....    4,972.2       5,109.8
Separate account assets.....................................    6,176.6       6,398.3
Closed Block assets (Note 6)................................    6,157.3       6,182.1
                                                              ---------     ---------
     Total assets...........................................  $24,511.1     $24,753.4
                                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................  $   974.7     $   954.3
Policyholders' account balances.............................    1,914.9       1,942.9
Other policyholders' liabilities............................      110.4         120.4
Amounts due to reinsurers...................................       86.0          83.8
Accounts payable and other liabilities......................      555.5         581.1
Short-term debt.............................................       52.8          53.4
Long-term debt..............................................      311.5         245.4
Current federal income taxes payable........................      163.3         148.0
Liabilities transferred in Group Pension Transaction (Note
  4)........................................................    4,984.4       5,099.1
Separate account liabilities................................    6,174.2       6,396.2
Closed Block liabilities (Note 6)...........................    7,267.3       7,303.3
                                                              ---------     ---------
     Total liabilities......................................  $22,595.0     $22,927.9
                                                              =========     =========
Commitments and contingencies (Note 5)
Common stock, $0.01 par value; 400 million shares
  authorized; 47.2 million shares issued and outstanding at
  December 31, 1999, 46.1 million shares outstanding at June
  30, 2000..................................................  $     0.5     $     0.5
Capital in excess of par....................................    1,616.1       1,615.9
Treasury stock at cost: 1,095,900 shares....................      (33.0)           --
Retained earnings...........................................      387.8         238.5
Accumulated other comprehensive (loss)......................      (55.2)        (29.4)
Unamortized restricted stock compensation...................       (0.1)           --
                                                              ---------     ---------
     Total shareholders' equity.............................    1,916.1       1,825.5
                                                              ---------     ---------
     Total liabilities and shareholders' equity.............  $24,511.1     $24,753.4
                                                              =========     =========

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                                   2000              1999
                                                              --------------    ---------------
                                                              ($ IN MILLIONS, EXCEPT SHARE DATA
                                                                   AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................    $      28.6       $      20.9
Universal life and investment-type product policy fees......           55.9              52.5
Net investment income.......................................          130.9             103.2
Net realized (losses)/gains on investments..................           (4.5)             41.7
Group Pension Profits (Note 4)..............................            8.1              12.0
Other income................................................           61.8              49.7
Contribution from the Closed Block (Note 6).................           10.8              11.4
                                                                -----------       -----------
                                                                      291.6             291.4
                                                                -----------       -----------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................           41.8              33.5
Interest credited to policyholders' account balances........           23.7              26.4
Amortization of deferred policy acquisition costs...........           22.9              15.4
Dividends to policyholders..................................            0.6               0.7
Other operating costs and expenses..........................          131.1             123.2
                                                                -----------       -----------
                                                                      220.1             199.2
                                                                -----------       -----------
Income before income taxes..................................           71.5              92.2
Income tax expense..........................................           23.4              30.8
                                                                -----------       -----------
Net income..................................................           48.1              61.4
Other comprehensive loss, net...............................          (10.9)            (57.1)
                                                                -----------       -----------
Comprehensive income........................................    $      37.2       $       4.3
                                                                ===========       ===========
PER SHARE DATA:
Net Income:
  Basic earnings per share..................................    $      1.03       $      1.30
                                                                ===========       ===========
  Diluted earnings per share................................    $      1.01       $      1.29
                                                                ===========       ===========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................     46,528,902        47,237,950
Plus: incremental shares from assumed conversion of dilutive
  securities................................................      1,020,958           473,925
                                                                -----------       -----------
Weighted-average shares used in diluted per share
  calculations..............................................     47,549,860        47,711,875
                                                                ===========       ===========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                                   2000              1999
                                                              --------------    ---------------
                                                              ($ IN MILLIONS, EXCEPT SHARE DATA
                                                                   AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................    $      57.9       $      44.2
Universal life and investment-type product policy fees......          105.8              97.9
Net investment income.......................................          386.3             198.0
Net realized gains on investments...........................           16.6              70.6
Group Pension Profits (Note 4)..............................           18.2              26.3
Other income................................................          120.6              91.7
Contribution from the Closed Block (Note 6).................           21.4              21.9
                                                                -----------       -----------
                                                                      726.8             550.6
                                                                -----------       -----------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................           80.9              73.4
Interest credited to policyholders' account balances........           49.9              54.3
Amortization of deferred policy acquisition costs...........           42.8              32.2
Dividends to policyholders..................................            1.2               0.7
Other operating costs and expenses..........................          268.3             227.0
                                                                -----------       -----------
                                                                      443.1             387.6
                                                                -----------       -----------
Income before income taxes and extraordinary item...........          283.7             163.0
Income tax expense..........................................           97.7              55.6
                                                                -----------       -----------
Income before extraordinary item............................          186.0             107.4
                                                                -----------       -----------
Extraordinary loss, net of tax..............................           36.7                --
Net income..................................................          149.3             107.4
                                                                -----------       -----------
Other comprehensive loss, net...............................          (25.8)           (112.2)
                                                                -----------       -----------
Comprehensive income/(loss).................................    $     123.5       $      (4.8)
                                                                ===========       ===========
PER SHARE DATA:
Income before extraordinary items:
  Basic earnings per share..................................    $      3.97       $      2.27
                                                                ===========       ===========
  Diluted earnings per share................................    $      3.91       $      2.25
                                                                ===========       ===========
Net income:
  Basic earnings per share..................................    $      3.19       $      2.27
                                                                ===========       ===========
  Diluted earnings per share................................    $      3.14       $      2.25
                                                                ===========       ===========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................     46,812,447        47,237,950
Plus: incremental shares from assumed conversion of dilutive
  securities................................................        783,395           432,851
                                                                -----------       -----------
Weighted-average shares used in diluted per share
  calculations..............................................     47,595,842        47,670,801
                                                                ===========       ===========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                      SIX-MONTH PERIOD ENDED JUNE 30, 2000

                                                                      ACCUMULATED    UNAMORTIZED
                                    CAPITAL                              OTHER        RESTRICTED        TOTAL
                          COMMON   IN EXCESS   TREASURY   RETAINED   COMPREHENSIVE      STOCK       SHAREHOLDERS'
                          STOCK     OF PAR      STOCK     EARNINGS      INCOME       COMPENSATION      EQUITY
                          ------   ---------   --------   --------   -------------   ------------   -------------
                                                              ($ IN MILLIONS)
BALANCE, DECEMBER 31,
  1999..................   $0.5    $1,615.9                $238.5       $(29.4)                       $1,825.5
Issuance of Shares......                0.2                                                                0.2
Treasury Stock at
  cost..................                        $(33.0)                                                  (33.0)
Unamortized restricted
  stock compensation....                                                                $(0.1)            (0.1)
Comprehensive
  income/(loss).........
    Net income..........                                    149.3                                        149.3
    Other comprehensive
      loss(1)...........                                                 (25.8)                          (25.8)
                                                                                                      --------
Comprehensive income....                                                                                 123.5
                           ----    --------     ------     ------       ------          -----         --------
BALANCE, JUNE 30,
  2000..................   $0.5    $1,616.1     $(33.0)    $387.8       $(55.2)         $(0.1)        $1,916.1
                           ====    ========     ======     ======       ======          =====         ========

---------------
(1) Represents unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes.

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                                2000        1999
                                                              ---------   --------
                                                                ($ IN MILLIONS)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES.........  $   (60.0)  $  50.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities securities...............................      321.7     344.7
  Equity securities.........................................      243.8     126.9
  Mortgage loans on real estate.............................       68.5      74.9
  Real estate...............................................        5.0     169.4
  Other invested assets.....................................        1.6       4.1
Acquisitions of investments:
  Fixed maturities securities...............................     (224.0)   (381.6)
  Equity securities.........................................      (70.9)    (68.4)
  Mortgage loans on real estate.............................     (128.9)   (231.5)
  Real estate...............................................      (25.5)    (15.2)
  Other invested assets.....................................      (17.4)     (2.4)
  Policy loans, net.........................................       (6.6)    (22.5)
  Other, net................................................     (150.0)     13.7
Property, plant and equipment, net..........................      (15.8)    (17.0)
                                                              ---------   -------
Net cash provided by/(used in) investing activities.........        1.5      (4.9)
                                                              ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt............................................      296.6        --
Repayments of debt..........................................     (286.2)    (29.8)
Receipts from annuity and universal life policies credited
  to policyholder account balances..........................    1,315.4     831.6
Return of policyholder's account balances on annuity and
  universal life policies...................................   (1,320.3)   (828.0)
Treasury stock repurchases..................................      (31.1)       --
Dividends paid to shareholders..............................         --      (9.4)
Payments to eligible policyholders..........................         --      (8.1)
                                                              ---------   -------
Net cash (used in) financing activities.....................      (25.6)    (43.7)
                                                              ---------   -------
Net (decrease)/increase in cash and cash equivalents........      (84.1)      2.3
Cash and cash equivalents, beginning of period..............      265.9     329.1
                                                              ---------   -------
Cash and cash equivalents, end of period....................  $   181.8   $ 331.4
                                                              =========   =======

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

     The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the "Company"), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products and services to higher income individuals, particularly family builders, pre-retirees, and small business owners (see Note 3). The Company distributes its products primarily through its career agency sales force and various complementary distribution channels. These include sales of mutual funds sold by Enterprise Capital Management through third-party broker dealers, sales of protection products sold by U.S. Financial Life Insurance Company ("USFL") through brokerage general agencies, sales of corporate-owned life insurance ("COLI") products by the Company's corporate marketing team and sales of a variety of financial products and services through the Company's Trusted Securities Advisors Corp. subsidiary. The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

2. BASIS OF PRESENTATION:

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999, which are presented in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for the comparative prior periods to conform those periods to the current presentation.

3. SEGMENT INFORMATION:

     The Company's business activities consist of the following: protection product operations, accumulation product operations, mutual fund operations, securities broker-dealer operations, insurance brokerage opera-

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

tions, and certain insurance lines of business no longer written by the Company (the "run-off businesses"). These business activities represent the Company's operating segments. Except as discussed below, these segments are managed separately because they either provide different products or services, are subject to different regulation, require different strategies, or have different technology requirements.

     Management considers the Company's mutual fund operations to be an integral part of the products offered by the Company's accumulation products segment. The Company's mutual fund operation, which is conducted through its Enterprise Capital Management subsidiary, offers proprietary mutual funds directly to retail customers as well as proprietary and non-proprietary mutual funds through products marketed by the accumulation products segment. Accordingly, for management purposes (including performance assessment and making decisions regarding the allocation of resources) the Company aggregates its mutual fund operations with its accumulation products segment.

     Of the aforementioned segments, only the protection products segment and the accumulation products segment qualify as reportable segments in accordance with FASB Statement No. 131. All of the Company's other segments are combined and reported in an other products segment.

     Products comprising the protection products segment primarily include a wide range of insurance products, including; whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, group universal life and special-risk products. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits (see Note 4) and (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block (see Note 6). The Protection Products segment also includes the in-force business from sales of last survivor universal life and last survivor whole life. In its Accumulation Products segment, the Company primarily offers flexible premium variable annuities and proprietary retail mutual funds. The Accumulation Products segment also includes the in-force business from single premium deferred annuities and immediate annuities. The Company's other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company's proprietary investment products and, in addition, provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's field agency force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (see Note 4).

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of June 30, 2000 and December 31, 1999 and for the three-month and six-month periods ended June 30, 2000 and 1999, as well as amounts not allocated to the segments. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and certain nonrecurring items (e.g. items of an unusual or infrequent nature). In addition, all segment revenues are from external customers.

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

     Amounts reported as "reconciling amounts" in the table below represent amounts not allocated to segments and primarily relate to: (i) certain expenses relating to the Company's employee benefit plans, and (ii) assets, liabilities, revenues and expenses of the MONY Group.

                     SEGMENT SUMMARY FINANCIAL INFORMATION

                                                             FOR THE THREE-MONTH    FOR THE SIX-MONTH
                                                                PERIODS ENDED         PERIODS ENDED
                                                                   JUNE 30,             JUNE 30,
                                                             --------------------   -----------------
                                                              2000         1999      2000      1999
                                                             -------      -------   -------   -------
                                                                         ($ IN MILLIONS)
PREMIUMS:
Protection Products(1).....................................  $ 26.5       $ 18.8    $ 53.3    $ 39.3
Accumulation Products......................................     0.3          0.4       0.4       0.8
Other Products.............................................     1.8          1.7       4.2       4.1
                                                             ------       ------    ------    ------
                                                             $ 28.6       $ 20.9    $ 57.9    $ 44.2
                                                             ======       ======    ======    ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products........................................  $ 38.2       $ 33.8    $ 68.5    $ 61.6
Accumulation Products......................................    17.6         18.8      36.5      36.0
Other Products.............................................     0.1         (0.1)      0.8       0.3
                                                             ------       ------    ------    ------
                                                             $ 55.9       $ 52.5    $105.8    $ 97.9
                                                             ======       ======    ======    ======
NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON
  INVESTMENTS:
Protection Products(2).....................................  $ 81.9       $ 96.0    $271.6    $178.0
Accumulation Products......................................    25.6         32.6      76.2      61.5
Other Products.............................................    12.5         17.0      46.2      27.9
Reconciling amounts........................................     6.4         (0.7)      8.9       1.2
                                                             ------       ------    ------    ------
                                                             $126.4       $144.9    $402.9    $268.6
                                                             ======       ======    ======    ======
OTHER INCOME:
Protection Products(3)(9)..................................  $ 27.4       $ 27.2    $ 51.4    $ 55.3
Accumulation Products......................................    31.4         23.1      62.7      44.0
Other Products.............................................    21.2         21.7      44.1      38.5
Reconciling amounts........................................     0.7          1.1       2.0       2.1
                                                             ------       ------    ------    ------
                                                             $ 80.7       $ 73.1    $160.2    $139.9
                                                             ======       ======    ======    ======
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products(13)....................................  $15.8..      $  8.2    $ 28.2    $ 17.3
Accumulation Products......................................  7.1...          7.2      14.6      14.9
                                                             ------       ------    ------    ------
                                                             $22.9..      $ 15.4    $ 42.8    $ 32.2
                                                             ======       ======    ======    ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                             FOR THE THREE-MONTH    FOR THE SIX-MONTH
                                                                PERIODS ENDED         PERIODS ENDED
                                                                   JUNE 30,             JUNE 30,
                                                             --------------------   -----------------
                                                              2000         1999      2000      1999
                                                             -------      -------   -------   -------
                                                                         ($ IN MILLIONS)
BENEFITS TO POLICYHOLDERS:(4)
Protection Products........................................  $ 38.3       $ 33.6    $ 78.3    $ 73.7
Accumulation Products......................................    19.2         19.0      37.0      37.3
Other Products.............................................     5.3          7.3      11.7      14.4
Reconciling amounts........................................     2.7           --       3.8       2.3
                                                             ------       ------    ------    ------
                                                             $ 65.5       $ 59.9    $130.8    $127.7
                                                             ======       ======    ======    ======
DIVIDENDS TO POLICYHOLDERS:
Protection Products........................................  $ (0.2)      $ (0.1)   $ (0.2)   $ (0.8)
Accumulation Products......................................     0.4          0.5       0.8       0.9
Other Products.............................................     0.4          0.3       0.6       0.6
                                                             ------       ------    ------    ------
                                                             $  0.6       $  0.7    $  1.2    $  0.7
                                                             ======       ======    ======    ======
OTHER OPERATING COSTS AND EXPENSES:
Protection Product.........................................  $ 67.1       $ 70.7    $144.4    $130.8
Accumulation Products......................................    31.0         27.8      60.9      51.2
Other Products.............................................    26.0         24.7      53.6      45.0
Reconciling amounts........................................     7.0           --       9.4        --
                                                             ------       ------    ------    ------
                                                             $131.1       $123.2    $268.3    $227.0
                                                             ======       ======    ======    ======
INCOME BEFORE INCOME TAXES:
Protection Products........................................  $ 53.0       $ 63.4    $194.1    $113.2
Accumulation Products......................................    17.2         20.4      62.5      38.0
Other Products.............................................     3.9          8.0      29.4      10.8
Reconciling amounts........................................    (2.6)         0.4      (2.3)      1.0
                                                             ------       ------    ------    ------
                                                             $ 71.5       $ 92.2    $283.7    $163.0
                                                             ======       ======    ======    ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                AS OF        AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
ASSETS:(7)
Protection Products(5)(10)..................................  $16,273.9    $16,181.4
Accumulation Products.......................................    5,922.7      6,175.0
Other Products..............................................    1,126.8      1,187.6
Reconciling amounts.........................................    1,187.7      1,209.4
                                                              ---------    ---------
                                                              $24,511.1    $24,753.4
                                                              =========    =========
DEFERRED POLICY ACQUISITION COSTS:
Protection Products(11).....................................  $ 1,124.0    $ 1,094.9
Accumulation Products.......................................      154.7        153.3
                                                              ---------    ---------
                                                              $ 1,278.7    $ 1,248.2
                                                              =========    =========
POLICYHOLDERS LIABILITIES:
Protection Products(6)(12)..................................  $10,211.5    $10,231.7
Accumulation Products.......................................    1,157.5      1,236.3
Other Products..............................................      395.2        418.9
Reconciling amounts.........................................       17.0         17.4
                                                              ---------    ---------
                                                              $11,781.2    $11,904.3
                                                              =========    =========
SEPARATE ACCOUNT LIABILITIES:(7)
Protection Products(8)......................................  $ 3,885.4    $ 3,843.5
Accumulation Products.......................................    4,337.7      4,548.9
Other Products..............................................      547.2        604.2
Reconciling amounts.........................................      829.7        832.3
                                                              ---------    ---------
                                                              $ 9,600.0    $ 9,828.9
                                                              =========    =========

---------------
 (1) Excludes $147.9 million and $158.0 million of individual life premiums in the Closed Block for the three-month periods ended June 30, 2000 and 1999, respectively, and $283.6 million and $304.4 million for the six-month periods ended June 30, 2000 and 1999, respectively (see Note 6).

 (2) Excludes net investment income and net realized gains on investments in the Closed Block of $94.2 million and $94.3 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $188.1 million and $191.9 million for the six-month periods ended June 30, 2000 and 1999, respectively (see Note 6).

 (3) Includes Group Pension Profits of $8.1 million and $12.0 million for the three-month period ended June 30, 2000 and 1999, respectively, and $18.2 million and $26.3 million for the six-month period ended June 30, 2000 and 1999, respectively (see Note 4).

 (4) Includes interest credited to policyholders' account balances. Excludes $162.7 million and $169.2 million of benefits and interest credited to policyholders' account balances related to the Closed Block for the three-month periods ended June 30, 2000 and 1999, respectively, and $306.5 million and $318.4 million for the six-month periods ended June 30, 2000 and 1999, respectively (see Note 6).

 (5) Includes assets transferred in the Group Pension Transaction of $4,972.2 million and $5,109.8 million as of June 30, 2000 and December 31, 1999, respectively (see Note 4).

 (6) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,539.5 million and $1,645.7 million as of June 30, 2000 and December 31, 1999, respectively (see Note 4).

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

 (7) Each segment includes separate account assets in an amount equal to the corresponding liability reported.

 (8) Includes separate account liabilities transferred in the Group Pension Transaction of $3,425.8 million and $3,432.7 million as of June 30, 2000 and December 31, 1999 respectively (see Note 4).

 (9) Includes $10.8 million and $11.4 million relating to the Contribution from the Closed Block for the three-month periods ended June 30, 2000 and 1999, respectively and $21.4 million and $21.9 million for the six-month periods ended June 30, 2000 and 1999, respectively (see Note 6).

(10) Includes Closed Block assets of $6,157.3 million and $6,182.1 million as of June 30, 2000 and December 31, 1999, respectively (see Note 6).

(11) Includes deferred policy acquisition costs allocated to the Closed Block of $664.4 million and $689.9 million as of June 30, 2000 and December 31, 1999, respectively (see Note 6).

(12) Includes Closed Block policyholders' liabilities of $7,241.7 million and $7,241.0 million as of June 30, 2000 and December 31, 1999, respectively (see Note 6).

(13) Excludes $14.3 million and $17.2 million of amortization of deferred policy acquisition costs related to the Closed Block for the three-month periods ended June 30, 2000 and 1999, respectively, and $31.9 million and $35.1 million for the six-month periods ended June 30, 2000 and 1999, respectively (see Note 6).

     The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month and six-month periods ended June 30, 2000 and 1999, respectively.

                                                                THREE-MONTH        SIX-MONTH
                                                               PERIODS ENDED     PERIODS ENDED
                                                                 JUNE 30,           JUNE 30,
                                                              ---------------   ----------------
                                                               2000     1999     2000      1999
                                                              ------   ------   -------   ------
                                                              ($ IN MILLIONS)   ($ IN MILLIONS)
PREMIUMS:
Individual life(1)..........................................  $26.4    $18.6    $ 53.1    $39.0
Group insurance.............................................    1.8      1.7       4.2      4.1
Disability income insurance.................................    0.1      0.2       0.2      0.3
Other.......................................................    0.3      0.4       0.4      0.8
                                                              -----    -----    ------    -----
     Total..................................................  $28.6    $20.9    $ 57.9    $44.2
                                                              -----    -----    ------    -----
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Universal life..............................................  $18.7    $19.1    $ 34.5    $36.7
Variable universal life(2)..................................   16.7     11.0      28.3     18.7
Group universal life........................................    2.8      3.7       5.7      6.2
Individual variable annuities...............................   17.6     18.7      36.3     35.7
Individual fixed annuities..................................    0.1       --       1.0      0.6
                                                              -----    -----    ------    -----
     Total..................................................  $55.9    $52.5    $105.8    $97.9
                                                              =====    =====    ======    =====

---------------
(1) Excludes revenues from individual life in the Closed Block of $147.9 million and $158.0 million for the three-month periods ending June 30, 2000 and 1999, respectively, and $283.6 million and $304.4 million for the six-month periods ended June 30, 2000 and 1999, respectively.

(2) Includes corporate sponsored variable universal life products.

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

     The following tables set forth certain summarized financial information relating to the Group Pension Transaction as of the dates and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction (hereafter referred to as the "AEGON Portfolio"), (ii) the transferred separate account assets and liabilities and (iii) the components of revenue and expense comprising the Group Pension Profits:

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
ASSETS:
General Account
Fixed Maturities: available for sale, at estimated fair
  value (amortized cost; $1,453.7 million and $1,532.4
  million, respectively)....................................  $1,428.1     $1,510.0
  Mortgage loans on real estate.............................      67.1         98.5
  Real estate to be disposed of.............................       5.3         16.8
  Cash and cash equivalents.................................      20.4         25.3
  Accrued investment income.................................      25.5         26.5
                                                              --------     --------
     Total general account assets...........................   1,546.4      1,677.1
Separate account assets.....................................   3,425.8      3,432.7
                                                              --------     --------
     Total assets...........................................  $4,972.2     $5,109.8
                                                              ========     ========
LIABILITIES:
General Account(1)
  Policyholders' account balances...........................  $1,539.5     $1,645.7
  Other liabilities.........................................      19.1         20.7
                                                              --------     --------
     Total general account liabilities......................  $1,558.6     $1,666.4
                                                              --------     --------
Separate account liabilities................................  $3,425.8     $3,432.7
                                                              --------     --------
     Total Liabilities......................................  $4,984.4     $5,099.1
                                                              ========     ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $78.4 million and $88.9 million as of June 30, 2000 and December 31, 1999, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $16.2 million and $20.3 million as of June 30, 2000 and December 31, 1999, respectively.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  FOR THE            FOR THE
                                                                THREE-MONTH         SIX-MONTH
                                                               PERIODS ENDED      PERIODS ENDED
                                                                  JUNE 30,           JUNE 30,
                                                              ----------------   ----------------
                                                              2000       1999    2000       1999
                                                              -----      -----   -----      -----
                                                                        ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................  $ 5.9      $ 6.0   $12.0      $12.1
Net investment income.......................................   28.3       32.5    58.4       66.6
Net realized gains on investments...........................    0.0        1.0     0.6        4.3
                                                              -----      -----   -----      -----
     Total Revenues.........................................   34.2       39.5    71.0       83.0
BENEFITS AND EXPENSES:
Interest Credited to policyholders' account balances........   22.3       23.0    43.2       45.5
Other operating costs and expenses..........................    3.8        4.5     9.6       11.2
                                                              -----      -----   -----      -----
     Total benefits and expenses............................   26.1       27.5    52.8       56.7
                                                              -----      -----   -----      -----
  Group Pension Profits.....................................  $ 8.1      $12.0   $18.2      $26.3
                                                              =====      =====   =====      =====

5. COMMITMENTS AND CONTINGENCIES:

     a.) Since late 1995 a number of purported class actions were commenced in various state and federal courts against the Company alleging that the Company engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases (including the Goshen case discussed below) seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action, (except for one being voluntarily held in abeyance), has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified one of those cases, the Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, (the "Goshen case",) being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Company and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case.

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

     b.) On March 27, 2000, the MONY Group and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D. and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil Levin, Superintendent, New York Insurance Department, filed in the Supreme Court of the State of New York, County of New York. The action purports to be a class action on behalf of all persons or entities who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. Plaintiffs seek a declaratory judgment that the New York Superintendent of Insurance and the Company violated Section 7312 of the New York Insurance Law in connection with its demutualization. Plaintiffs also allege that the Company breached its contractual obligations and alleged fiduciary duties to its policyholders in connection with the demutualization. Plaintiffs seek damages against the Company for wrongfully denying them a fair and equitable amount for their membership interests. The Company believes that the claims are without merit and intends to defend itself vigorously.

     c.) In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of matters discussed in 5(a), 5(b) and 5(c) cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the consolidated financial statements at June 30, 2000, resulting from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     d.) Insurance companies are subject to assessments, up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

     e.) The Company maintains a line of credit with domestic banks totaling $150.0 million with a scheduled renewal date in June 2001. Under this line of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The Company has complied with all covenants relating thereto. The Company has not borrowed against these lines of credit since their inception.

     f.) At June 30, 2000, the Company had commitments to issue $8.6 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.5% to 9.0%. In addition, the Company had commitments to issue $99.0 million of fixed rate and floating rate commercial mortgage loans with interest rates ranging from 7.8% to 9.1%. The Company had commitments outstanding to purchase private fixed maturity securities as of June 30, 2000 of $102.8 million with interest rates from 7.9% to 10.8%. At June 30, 2000, the Company had commitments to contribute capital to its equity partnership investments of $125.1 million.

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

     In addition, MONY has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments due on the Series A Notes (which have been allocated to the Closed Block) pursuant to the terms thereof, as described in Note 4. Since the Closed Block has been funded to provide for the payment of guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block Business experiences very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. The Company regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure the profits are distributed to Closed Block policyholders in a fair and equitable manner. In addition, periodically the New York Insurance Department requires the filing of an independent auditor's report on the operations of the Closed Block.

     The results of the Closed Block are presented as a single line item in the Company's statements of income entitled, "Contribution from the Closed Block". Prior to the establishment of the Closed Block the results of the assets and policies comprising the Closed Block were reported in various line items in the Company's income statements, including: premiums, investment income, net realized gains and losses on investments, benefits, amortization of deferred policy acquisition costs, etc. In addition, all assets and liabilities allocated to the Closed Block are reported in the Company's balance sheet separately under the captions "Closed Block assets" and "Closed Block liabilities", respectively. Accordingly, certain line items in the Company's financial statements subsequent to the establishment of the Closed Block reflect material reductions in reported amounts, as compared to periods prior to the establishment of the Closed Block, while having no effect on net income.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
ASSETS:
Fixed Maturities:
  Available for sale, at estimated fair value (amortized
     cost; $3,590.6 and $3,589.6, respectively).............  $3,467.1     $3,479.5
  Mortgage loans on real restate............................     534.9        443.0
  Policy loans..............................................   1,184.4      1,199.1
  Real estate...............................................      23.3         22.1
  Cash and cash equivalents.................................      40.4        111.3
  Premiums receivable.......................................      10.1         14.2
  Deferred policy acquisition costs.........................     664.4        689.9
  Other assets..............................................     232.7        223.0
                                                              --------     --------
     Total Closed Block assets..............................  $6,157.3     $6,182.1
                                                              ========     ========
LIABILITIES:
  Future policy benefits....................................  $6,776.9     $6,781.5
  Policyholders' account balances...........................     292.9        294.6
  Other Policyholders' liabilities..........................     171.9        164.9
  Other liabilities.........................................      25.6         62.3
                                                              --------     --------
     Total Closed Block liabilities.........................  $7,267.3     $7,303.3
                                                              ========     ========

                                                          FOR THE           FOR THE
                                                        THREE-MONTH        SIX-MONTH
                                                       PERIODS ENDED     PERIODS ENDED
                                                         JUNE 30,          JUNE 30,
                                                      ---------------   ---------------
                                                       2000     1999     2000     1999
                                                      ------   ------   ------   ------
                                                               ($ IN MILLIONS)
REVENUES:
Premiums............................................  $147.9   $158.0   $283.6   $304.4
Net investment income...............................    98.6     92.9    195.0    186.2
Net realized gains (losses) on investments..........    (4.4)     1.4     (6.9)     5.7
Other income........................................     0.3      0.3      1.1      0.7
                                                      ------   ------   ------   ------
     Total revenues.................................   242.4    252.6    472.8    497.0
                                                      ------   ------   ------   ------
BENEFITS AND EXPENSES:
Benefits to policyholders...........................   160.6    167.0    302.2    314.0
Interest credited to policyholders' account
  balances..........................................     2.1      2.2      4.3      4.4
Amortization of deferred policy acquisition costs...    14.3     17.2     31.9     35.1
Dividends to policyholders..........................    52.1     52.8    108.7    116.4
Other operating costs and expenses..................     2.5      2.0      4.3      5.2
                                                      ------   ------   ------   ------
     Total benefits and expenses....................   231.6    241.2    451.4    475.1
                                                      ------   ------   ------   ------
Contribution from the Closed Block..................  $ 10.8   $ 11.4   $ 21.4   $ 21.9
                                                      ======   ======   ======   ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     For the three-month periods ended June 30, 2000 and 1999, there were $4.5 million and $0.0 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block. For the six-month periods ended June 30, 2000 and 1999, there were $7.5 million and $0.0 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block. There were no fixed maturity securities which have been non-income producing for the twelve months preceding such dates. At June 30, 2000 and December 31, 1999, the carrying value of mortgage loans in the Closed Block that were non-income producing for the twelve months preceding such date, were $0.3 million and $0.0 million, respectively.

7. EXTRAORDINARY AND OTHER ITEMS

     a) On January 12, 2000, the Company announced a plan to repurchase up to 5% of the outstanding common shares of the Company or approximately 2.4 million shares. Under the plan, the Company may repurchase such shares from time to time, as market conditions and other factors warrant. The plan may be discontinued at any time. As of June 30, 2000, 1,095,900 shares had been repurchased at a cost of approximately $33 million.

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

     d) On March 8, 2000, the Holding Company issued $300.0 million principal amount of senior notes (the "Senior Notes") pursuant to the aforementioned Shelf Registration. The Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the Holding Company to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes", respectively), which were outstanding at December 31, 1999. The balance of the net proceeds from the issuance of the Senior Notes was retained by the Holding Company for general corporate purposes.

     As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded a pre-tax tax loss of $56.5 million ($36.7 million after tax) during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $49.5 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company's income statement for the six-month period ended June 30, 2000.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

8. SUBSEQUENT EVENTS

     On August 3, 2000, MONY Life repurchased $6.5 million face amount of the remaining $8.5 million face amount of the 11.25% Notes, which were outstanding at March 31, 2000. As a result, the Company will record an extraordinary item on the Company's income statement for the three-month period ending September 30, 2000 of approximately $1.2 million, net of tax.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's results of operations is based on the results of the Closed Block combined on a line by line basis with the results of operations outside the Closed Block, for such respective periods as further discussed below. The discussion and analysis of the Company's financial condition and results of operations presented below should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes to the unaudited interim condensed consolidation financial statements included elsewhere herein and the Company's 1999 Annual Report on Form 10-K.

GENERAL

     The MONY Group was incorporated on June 24, 1997, under the laws of Delaware, as a wholly owned subsidiary of MONY. The MONY Group was formed for the purpose of becoming the parent holding company of MONY pursuant to the Plan. On November 16, 1998, the Plan was approved by the New York Superintendent of Insurance and MONY converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of the MONY Group. In connection with the Plan, MONY established the Closed Block to fund the guaranteed benefits and dividends of certain participating insurance policies (see Note 6 to the Consolidated Financial Statements) and eligible policyholders of MONY received either cash, policy credits, or shares of common stock in the MONY Group in exchange for their membership interests in MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock (see "Liquidity and Capital Resources") and MONY changed its name to MONY Life. The shares of common stock issued in the Offerings are in addition to approximately
34.3 million shares of common stock of the MONY Group distributed to the aforementioned eligible policyholders. The MONY Group has no other operations or subsidiaries.

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

     The pre-tax Contribution from the Closed Block for the three-month periods ended June 30, 2000 and 1999 was $10.8 million and $11.4 million, respectively, and $21.4 million and $21.9 million for the six-month periods ended June 30, 2000 and 1999, respectively. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

SEGMENTS

     For management and reporting purposes, the Company's business is organized in two principal operating segments, the "Protection Products" segment and the "Accumulation Products" segment. Substantially all of the Company's other business activities are combined and reported in the "Other Products" segment. In its Protection Products segment, the Company currently offers a wide range of individual life insurance products, including; whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, group universal life and special risk products. The Protection Products segment also includes the in-force business from sales of last survivor universal life and last survivor whole life. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the related profits therefrom (see Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein), and (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block (see Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein). In its Accumulation Products segment, the Company primarily offers flexible premium variable annuities and proprietary retail mutual funds. The Accumulation Products segment also includes the in-force business from single premium deferred annuities and immediate annuities. The Company's Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation and the runoff businesses which consist primarily of group life and health business, as well as group pension business that was not included in the Group Pension Transaction. In addition to selling the Company's proprietary investment products, the securities broker-dealer operation provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The Run-Off Businesses primarily consist of group life and health insurance as well as the group pension business that was not included in the Group Pension Transaction.

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

FACTORS AFFECTING PROFITABILITY

     The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits, See "--The Group Pension Transaction" and (vi) commissions from securities and insurance brokerage operations. The Company's expenses consist of insurance benefits provided to policyholders, interest credited on policyholders' account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals), and general business expenses.

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

     The following tables present the Company's consolidated and segment results of operations for the three-month and six-month periods ended June 30, 2000 and 1999. Management's Discussion and Analysis, which follows this table, discusses the Company's consolidated and segment results of operations on the aforementioned combined basis unless otherwise noted. See Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements for a summarized Closed Block income statement which has been combined on a line by line basis with the results of operations outside the Closed Block for purposes of the following table and discussion.

                             RESULTS OF OPERATIONS

                                                       FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2000
                                              -----------------------------------------------------------------
                                              PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                              ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums....................................    $174.4        $  0.3      $ 1.8       $  --          $  176.5
Universal life and investment-type product
  policy fees...............................      38.2          17.6        0.1          --              55.9
Net investment income and realized gains on
  investments...............................     176.1          25.6       12.5         6.4             220.6
Group Pension Profits(2)....................       8.1            --         --          --               8.1
Other income................................       8.8          31.4       21.2         0.7              62.1
                                                ------        ------      -----       -----          --------
                                                 405.6          74.9       35.6         7.1             523.2
                                                ------        ------      -----       -----          --------
BENEFITS AND EXPENSES:
Benefits to policyholders...................     188.7           7.7        3.3         2.7             202.4
Interest credited to policyholders' account
  balances..................................      12.3          11.5        2.0          --              25.8
Amortization of deferred policy acquisition
  costs.....................................      30.1           7.1         --          --              37.2
Dividends to policyholders..................      51.9           0.4        0.4          --              52.7
Other operating costs and expenses..........      69.6          31.0       26.0         7.0             133.6
                                                ------        ------      -----       -----          --------
                                                 352.6          57.7       31.7         9.7             451.7
                                                ------        ------      -----       -----          --------
Income before income taxes..................    $ 53.0        $ 17.2      $ 3.9       $(2.6)             71.5
                                                ======        ======      =====       =====
Income tax expense..........................                                                             23.4
                                                                                                     --------
Net Income..................................                                                         $   48.1
                                                                                                     ========

                                                       FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1999
                                              -----------------------------------------------------------------
                                              PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                              ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums....................................    $176.8        $  0.4      $ 1.7       $  --          $  178.9
Universal life and investment-type product
  policy fees...............................      33.8          18.8       (0.1)         --              52.5
Net investment income and realized gains on
  investments...............................     190.3          32.6       17.0        (0.7)            239.2
Group Pension Profits(2)....................      12.0            --         --          --              12.0
Other income................................       4.1          23.1       21.7         1.1              50.0
                                                ------        ------      -----       -----          --------
                                                 417.0          74.9       40.3         0.4             532.6
                                                ------        ------      -----       -----          --------
BENEFITS AND EXPENSES:
Benefits to policyholders...................     191.0           4.8        4.7          --             200.5
Interest credited to policyholders' account
  balances..................................      11.8          14.2        2.6          --              28.6
Amortization of deferred policy acquisition
  costs.....................................      25.4           7.2         --          --              32.6
Dividends to policyholders..................      52.7           0.5        0.3          --              53.5
Other operating costs and expenses..........      72.7          27.8       24.7          --             125.2
                                                ------        ------      -----       -----          --------
                                                 353.6          54.5       32.3          --             440.4
                                                ------        ------      -----       -----          --------
Income before income taxes..................    $ 63.4        $ 20.4      $ 8.0       $ 0.4              92.2
                                                ======        ======      =====       =====
Income tax expense..........................                                                             30.8
                                                                                                     --------
Net Income..................................                                                         $   61.4
                                                                                                     ========

                                                        FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2000
                                              -----------------------------------------------------------------
                                              PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                              ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums....................................    $336.9        $  0.4      $ 4.2       $  --          $  341.5
Universal life and investment-type product
  policy fees...............................      68.5          36.5        0.8          --             105.8
Net investment income and realized gains on
  investments...............................     459.7          76.2       46.2         8.9             591.0
Group Pension Profits(2)....................      18.2            --         --          --              18.2
Other income................................      12.9          62.7       44.1         2.0             121.7
                                                ------        ------      -----       -----          --------
                                                 896.2         175.8       95.3        10.9           1,178.2
                                                ------        ------      -----       -----          --------
BENEFITS AND EXPENSES:
Benefits to policyholders...................     359.1          13.0        7.2         3.8             383.1
Interest credited to policyholders' account
  balances..................................      25.7          24.0        4.5          --              54.2
Amortization of deferred policy acquisition
  costs.....................................      60.1          14.6         --          --              74.7
Dividends to policyholders..................     108.5           0.8        0.6          --             109.9
Other operating costs and expenses..........     148.7          60.9       53.6         9.4             272.6
                                                ------        ------      -----       -----          --------
                                                 702.1         113.3       65.9        13.2             894.5
                                                ------        ------      -----       -----          --------
Income before income taxes and extraordinary
  item......................................    $194.1        $ 62.5      $29.4       $(2.3)            283.7
                                                ======        ======      =====       =====
Income tax expense..........................                                                             97.7
                                                                                                     --------
Income before extraordinary items...........                                                            186.0
Extraordinary items.........................                                                             36.7
                                                                                                     --------
Net Income..................................                                                         $  149.3
                                                                                                     ========

                                                        FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999
                                              -----------------------------------------------------------------
                                              PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                              ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums....................................    $343.7        $  0.8      $ 4.1       $  --          $  348.6
Universal life and investment-type product
  policy fees...............................      61.6          36.0        0.3          --              97.9
Net investment income and realized gains on
  investments...............................     369.9          61.5       27.9         1.2             460.5
Group Pension Profits(2)....................      26.3            --         --          --              26.3
Other income................................       7.8          44.0       38.5         2.1              92.4
                                                ------        ------      -----       -----          --------
                                                 809.3         142.3       70.8         3.3           1,025.7
                                                ------        ------      -----       -----          --------
BENEFITS AND EXPENSES:
Benefits to policyholders...................     367.8           9.1        8.2         2.3             387.4
Interest credited to policyholders' account
  balances..................................      24.3          28.2        6.2          --              58.7
Amortization of deferred policy acquisition
  costs.....................................      52.4          14.9         --          --              67.3
Dividends to policyholders..................     115.6           0.9        0.6          --             117.1
Other operating costs and expenses..........     136.0          51.2       45.0          --             232.2
                                                ------        ------      -----       -----          --------
                                                 696.1         104.3       60.0         2.3             862.7
                                                ------        ------      -----       -----          --------
Income before income taxes..................    $113.2        $ 38.0      $10.8       $ 1.0             163.0
                                                ======        ======      =====       =====
Income tax expense..........................                                                             55.6
                                                                                                     --------
Net Income..................................                                                         $  107.4
                                                                                                     ========

---------------
(1) Amounts reported as "reconciling" primarily relate to: (i) certain expenses related to the Company's employee benefit plans, and (ii) revenues and expenses of the MONY Group.

(2) See Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements contained herein.

  Three-Month Period Ended June 30, 2000
  Compared to the Three-Month Period Ended June 30, 1999.

     Premiums--

     Premium revenue was $176.5 million for the three-month period ended June 30, 2000, a decrease of $2.4 million, or 1.3% from $178.9 million reported for the comparable prior year period ended June 30, 1999. Substantially all of the decrease related to traditional life insurance products offered through the Company's Protection Products segment. The decrease was primarily comprised of:
(i) lower new premiums of $5.0 million, and (ii) lower renewal premiums of $5.8 million, offset by (iii) an increase of $6.4 million in new premiums on special risk term insurance products offered by the Company's subsidiary U.S. Financial Life Insurance Company ("USFL") and (iv) an increase of $2.7 million in single premium traditional business. The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution and the improvement of its financial strength ratings since being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See "New Business Information" for a discussion regarding period to period sales and related trends.

     Universal life and investment-type product policy fees--

     Universal life and investment-type product policy fees were $55.9 million for three-month period ended June 30, 2000, an increase of $3.4 million, or 6.5% from $52.5 million reported for the comparable prior year period ended June 30, 1999. The increase consisted primarily of higher Protection Products segment fees of $4.4 million, offset by lower Accumulation Product segment fees of $1.2 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company's variable universal life ("VUL") business of approximately $5.3 million. This increase was offset in part by lower fees from the group universal life ("GUL") line of business of $0.9 million due to lower surrender and cost of insurance charges. For the three-month period ended June 30, 2000, the Company reported total fees from its VUL business of $15.0 million, as compared to $9.7 million reported for comparable prior year period. The increase in VUL fees resulted primarily from new sales of such business and the growing in-force block. The VUL fees consist of charges for the cost of insurance, loading, and surrender charges. The decrease in fees in the Accumulation Products segment was primarily due to a decrease in mortality and expense ("M & E") charges of $0.8 million on the Company's FPVA business, primarily due to lower average fund value in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 as a result of market conditions during the quarter. For the three-month period ended June 30, 2000, the Company reported total fees from its FPVA business of $17.6 million, as compared to $18.7 million reported for the comparable prior year period. See "New Business Information" for a discussion regarding period to period sales and related trends.

     Net investment income and realized gains on investments --

     Net investment income was $229.5 million for the three-month period ended June 30, 2000, an increase of $33.4 million, or 17.0%, from $196.1 million reported for the comparable prior year period. The increase in net investment income is primarily related to an increase in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of or investment in equity securities issued by such companies. For the three month period ended June 30, 2000, the Company earned $44.0 million relating to such partnership investments, an increase of $24.9 million from $19.1 million recorded for the three month period ended June 30, 1999. The balance of the increase in investment income resulted from other invested asset categories collectively and is primarily attributable to higher yields and an increase in average invested assets. As of June 30, 2000, invested assets were $10,755.5 million (including cumulative unrealized losses of $222.5 million on fixed maturity securities) compared to $10,778.6 million (including cumulative unrealized losses of $48.0 million on fixed maturity securities) for the prior period. At June 30, 2000, fixed maturity securities, mortgage loans and real estate represented approximately 59.7%, 17.4% and 3.6% respectively, of total invested asset, as compared to 60.4%, 14.9% and 4.5%, respectively, at June 30, 1999. The annualized yield on the Company's invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 8.3% and 7.9%, respectively for the three-month period ended June 30, 2000, as compared to 7.3% and 8.9%, respectively for the three-month period ended June 30, 1999. See "Investments -- Results by Asset Category."

     Net realized capital losses were $8.9 million for the three-month period ended June 30, 2000, a decrease of $52.0 million, from gains of $43.1 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) for the three-month periods ended June 30, 2000 compared to the three-month period ended June 30, 1999.

                                                              FOR THE THREE-MONTH
                                                                 PERIODS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                               2000          1999
                                                              ------        ------
Real estate.................................................  $ 2.4         $39.2
Equity securities...........................................   (3.1)          6.9
Fixed maturities............................................   (9.8)          0.7
Mortgage loans..............................................    0.1          (1.3)
Other.......................................................    1.5          (2.4)
                                                              -----         -----
                                                              $(8.9)        $43.1
                                                              =====         =====

     As of June 30, 2000, the Company had approximately $130.0 million of additional pretax gains related to its venture capital limited partnership investments that may be realized in the future subject to market fluctuation.

     Net investment income and net realized gains on investments are allocated to the Company's segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See "Segments".

     Group Pension Profits --

     Group Pension Profits were $8.1 million for the three-month period ended June 30, 2000, a decrease of $3.9 million, or 32.5%, from $12.0 million in the comparable prior period ended June 30, 1999. Group Pension Profits for the three-month periods ended June 30, 2000 and 1999, consisted of $6.4 million and $7.3 million, respectively, of Group Pension Payments and $1.7 million and $4.7 million, respectively relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction as well as certain adjustments relating to policyholder liabilities. The decrease of $3.9 million in the Group Pension Profits is primarily due to lower investment income of $4.2 million, partially offset with lower operating expenses of $0.7 million between the periods.

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

     Other income --

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $62.1 million for the three-month period ended June 30, 2000, an increase of $12.1 million, or 24.2%, from $50.0 million reported for the comparable prior year period. The increase was primarily due to higher income of $8.3 million and $4.7 million in the Accumulation Products segment and the Protection Products segment, respectively. The increase in income recorded in the Accumulation Products segment was primarily attributable to higher fees earned by the company's mutual fund management operations and an increase in sales of supplementary contracts. The company's mutual fund management operations reported $26.6 million in fees from advisory underwriting and distribution services in the three-month period ended June 30, 2000, compared to $20.8 million reported in the comparable prior year period, as assets under management increased to approximately $8.8 billion at June 30, 2000 from $7.9 billion at June 30, 1999. Income from supplementary contracts increased $2.4 million in the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 as interest rates on new supplementary contracts were increased, making them more attractive. The increase in income recorded in the Protection segment of $4.7 million was primarily due to a $3.9 million increase in the cash surrender value of the company's corporate-owned life insurance (COLI). In the second quarter of 2000, the company purchased COLI from a third party insurance company to better hedge the changes in the value of the company's non-qualified employee compensation plans.

     Benefits to policyholders --

     Benefits to policyholders were $202.4 million for the three-month period ended June 30, 2000, an increase of $1.9 million, or 0.9 %, from $200.5 million reported for comparable prior year period. The increase occurred primarily in the Accumulation Products segment and in the Company's benefit plans offset by decreases in the Protection Products segment and Other Products segments. The increase of $2.9 million in the accumulation segment was primarily due to an increase in benefits on supplementary contracts reflecting the increase in such in-force business. In addition, there was an increase of $2.7 million in benefits in the Company's benefit plans. This was offset by decreases in benefits in the Protection segment of $2.3 million which primarily consisted of
(i) a lower change in traditional reserves of $7.2 million, (ii) lower surrenders on traditional business of $1.5 million, (iii) lower benefits on VUL of $1.2 million, offset by (iv) an increase in USFL benefits of $3.3 million due to an increase in sales and (v) a $4.5 million decrease in ceded benefits. Benefits in the Other Products segment also decreased by $1.4 million due to the continuing runoff of the business.

     Interest credited to policyholders' account balances --

     Interest credited to policyholders' account balances was $25.8 million for the three-month period ended June 30, 2000, a decrease of $2.8 million, or 9.8%, from $28.6 million reported for the comparable prior year period. The decrease consisted primarily of lower interest crediting of $2.7 million in the Company's Accumulation Products segment due to lower interest crediting on single premium deferred annuities ("SPDA") and other annuity business of $1.1 million and $1.6 million, respectively. During the second quarter of 2000, SPDA account value decreased approximately $25.6 million to $336.6 million. The decrease in account value in the three-month period ended June 30, 2000 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products as well as the aging of the in-force block of business.

     Amortization of deferred policy acquisition costs --

     Amortization of deferred policy acquisition costs ("DAC") was $37.2 million for the three-month period ended June 30, 2000, an increase of $4.6 million, or 14.1%, from $32.6 million reported in the comparable prior year period. The increase primarily resulted from higher amortization in the Protection Products segment of approximately $4.7 million, of which $3.4 million was due to the growth of the Company's VUL business.

     Dividends to policyholders --

     Dividends to policyholders were $52.7 million for three-month period ended June 30, 2000, a decrease of $0.8 million, or 1.5%, from $53.5 million reported for the comparable prior year period. The decrease, substantially all of which occurred in the Protection Products segment, resulted primarily from a reduction in the additional dividend liability established in the Closed Block as of June 30, 2000, as compared to June 30, 1999. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Such additional dividend liability will be reduced in future periods to the extent that the results of such future periods are less than assumed in establishing the Closed Block, but not below zero. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block (November 16, 1998) will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses --

     Other operating costs and expenses were $133.6 million for the three-month period ended June 30, 2000, an increase of $8.4 million, or 6.7%, from $125.2 million reported for the comparable prior year period. The increase consisted of $2.3 million, $4.2 million and $0.1 million of costs directly attributable to the Protection Products, Accumulation Products and Other Products segment, respectively, as well as higher allocable and other miscellaneous direct costs of approximately $1.8 million. To the extent that costs are not directly identifiable with an operating segment, such costs are allocated to the Company's operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company's product pricing (see "Segments"). As further discussed below, the increase in operating costs and expenses in the second quarter of 2000 as compared to the second quarter of 1999 was primarily attributable to: (i) higher commissions and other selling costs associated with the increase in revenues reported by the Company's mutual fund operations and
(ii) higher operating costs and expenses related to USFL. The following sets forth additional information with respect to the increase in operating costs in the second quarter of 2000, as compared to the second quarter 1999:

          The increase of $2.3 million in costs directly attributable to the Protection Products segment consisted primarily of $2.1 million related to an increase in USFL's expenses. The increase of $4.2 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). Other allocable costs increased primarily due to increased incentive compensation expenses resulting from increased equity partnership income offset by decreases in expenses related to Company benefit plans.

  Six-month Period Ended June 30, 2000 Compared to the Six-month Period Ended June 30, 1999.

     Premiums --

     Premium revenue was $341.5 million for the six-month period ended June 30, 2000, a decrease of $7.1 million, or 2.0% from $348.6 million reported for the comparable prior year period. Substantially all of the decrease related to traditional life insurance products offered through the Company's Protection Products segment. The decrease was comprised of (i) lower new premiums of $9.8 million, and (ii) lower renewal premiums of $8.7 million, offset by (iii) an increase of $12.1 million in new premiums on special risk term insurance products offered by USFL. Contributing to the increase in premiums generated by USFL was an abnormally high volume of applications received in the 4th quarter of 1999, which management attributes to customers anticipation of higher rates resulting from new regulation, known as "Triple X", which requires companies to increase reserves on term life insurance business. In addition, the increase is due to the expansion of USFL's distribution and the improvement of its financial strength ratings since being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See "New Business Information" for a discussion regarding period to period sales and related items.

     Universal life and investment-type product policy fees --

     Universal life and investment-type product policy fees were $105.8 million for the six-month period ended June 30, 2000, an increase of $7.9 million, or 8.1% from $97.9 million reported for the comparable prior year period. The increase consisted primarily of higher Protection Products segment fees of $6.9 million and higher Accumulation Product segment fees of $0.5 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company's VUL business of approximately $9.5 million, offset by higher ceded reinsurance of $2.8 million across the Protection Products segment. For the six-month period ended June 30, 2000, the Company reported total fees from its VUL business of $26.1 million, as compared to $16.6 million reported for the comparable prior year period. The increase in fees resulted primarily from new sales of such business and the growing in-force block. The VUL fees consist of charges for the cost of insurance, loading, and surrender charges. The increase in fees in the Accumulation Products segment was primarily due to an increase in surrender charges of $2.0 million on the Company's FPVA business, offset by lower M & E and administrative charges. The increase in surrenders was primarily due to the aging of the block of business and an increase in competition in the marketplace. For the six-month period ended June 30, 2000, the Company reported total fees from its FPVA business of $36.3 million, as compared to $35.7 million reported for the comparable prior year period. Management has undertaken several actions in response to the increase in surrenders which it believes will normalize such experience. Such actions included the establishment of a conservation unit, institution of product improvements, changes in agents compensations plans, and enhanced training of agents. See "New Business Information" for a discussion regarding period to period sales and related items.

     Net investment income and realized gains on investments --

     Net investment income was $581.3 million for the six-month period ended June 30, 2000, an increase of $197.1 million, or 51.3%, from $384.2 million reported for the comparable prior year period. The increase in net investment income is primarily related to an increase in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of or investment in equity securities issued by such companies. For the six-month period ended June 30, 2000, the Company earned $209.8 million relating to such partnership investment, an increase of $177.9 million from $31.9 million recorded for the six-month period ended June 30, 1999. The balance of the increase in investment income resulted from other invested asset categories collectively and is primarily attributable to higher yields and an increase in average invested assets. As of June 30, 2000, invested assets were $10,755.5 million (including cumulative unrealized losses of $222.5 million for fixed maturity securities) compared to $10,778.6 million (including cumulative unrealized losses of $48.0 million for fixed maturity securities) for the prior period. At June 30, 2000, fixed maturity securities, mortgage loans and real estate represented approximately 59.7%, 17.4% and 3.6%, respectively, of total invested assets, as compared to 60.4%, 14.9% and 4.5%, respectively, at June 30, 1999. The annualized yield on the Company's invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 10.5% and 10.7% for the six-month period ended June 30, 2000, as compared to 7.2% and 8.5%, respectively, for the six-month period ended June 30, 1999. See "Investments -- Results by Asset Category".

     Net realized capital gains were $9.7 million for the six-month period ended June 30, 2000, a decrease of $66.6 million, from $76.3 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999.

                                                              FOR THE SIX-MONTH
                                                                PERIOD ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2000       1999
                                                              ------      -----
Real estate.................................................  $  3.4      $35.6
Equity securities...........................................    17.8       39.9
Fixed maturities............................................   (12.8)       5.6
Mortgage loans..............................................     2.2       (1.0)
Other.......................................................    (0.9)      (3.8)
                                                              ------      -----
                                                              $  9.7      $76.3
                                                              ======      =====

     As of June 30, 2000, the Company had approximately $130.0 million of additional pretax gains related to its venture capital limited partnership investments that may be realized in the future subject to market fluctuations.

     Net investment income and net realized gains on investments are allocated to the Company's segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See "Segments".

     Group Pension Profits --

     Group Pension Profits were $18.2 million for the six-month period ended June 30, 2000, a decrease of $8.1 million, or 30.8%, from $26.3 million in the comparable prior period ended June 30, 1999. Group Pension Profits for the six-month periods ended June 30, 2000 and 1999, consisted of $7.6 million and $16.4 million, respectively, of Group Pension Payments and $10.6 million and $9.9 million, respectively relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction as well as certain adjustments relating to policyholder liabilities. The decrease of $8.1 million in the Group Pension Profits is due to lower realized gains of $3.6 million on investments between the periods due to recoveries on mortgage allowances that occurred in the first half of 1999, as well as a decrease in operating income of $4.5 million due to the normal run-off of the Group Pension business.

     For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to
Note 4 of the Unaudited Interim Condensed Consolidated Financial Statements included herein. Management expects that Group Pension Profits will decline in future period through to the termination of the Group Pension Transaction on December 31, 2002 consistent with the continuing run-off of the underlying business.

     Other income --

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $121.7 million for the period ended June 30, 2000, an increase of $29.3 million, or 31.7%, from $92.4 million reported for the comparable prior period. The increase was primarily due to higher income of $5.1 million, $18.7 million and $5.6 million in the Protection Products, Accumulation Products and Other Products segments, respectively. The increase in the Protection Products segment was primarily attributable to a $3.9 million increase in the cash surrender value of the Company's COLI. The increase in income recorded in the Accumulation Products segment was primarily attributable to higher fees earned by the Company's mutual fund management operations. The Company's mutual fund management operations reported $53.9 million in fees from advisory, underwriting and distribution services in the six-month period ended June 30, 2000, as compared to $39.2 million reported in the comparable prior period ended June 30, 1999, as assets under management increased to approximately $8.8 billion at June 30, 2000 from $7.9 billion at June 30, 1999. In addition, income from supplementary contracts increased $3.7 million in the six-month period ended June 30, 2000 as compared to the comparable prior year period as interest rates on new supplementary contracts have increased, making them more attractive. The increase in income recorded in the Other Products segment was primarily due to higher commissions earned by the Company's broker-dealer operations of $3.8 million. During the six-month period ending June 30, 2000, the Company's broker-dealer operations reported commission earnings of $34.5 million, as compared to $30.7 million reported in the comparable prior year period.

     Benefits to policyholders --

     Benefits to policyholders were $383.1 million for the six-month period ended June 30, 2000, a decrease of $4.3 million, or 1.1%, from $387.4 million reported for the comparable prior year period. The decrease resulted primarily from the Protection Products Segment and consisted of the following: (i) lower change in traditional reserves of $10.4 million, (ii) lower surrenders on traditional business of $4.7 million, and (iii) a $4.4 million decrease in universal life death benefits, offset by an increase of $6.1 million related to USFL, and a $4.8 million decrease in ceded benefits. This was offset by an increase in the Accumulation Products segment of $3.9 million, primarily related to supplementary contracts.

     Interest credited to policyholders' account balances --

     Interest credited to policyholders' account balances was $54.2 million for the six-month period ended June 30, 2000, a decrease of $4.5 million, or 7.7%, from $58.7 million reported for the comparable prior year period. The decrease consisted primarily of lower interest crediting of $4.2 million in the company's Accumulation Products segment on SPDA and other annuity business of $2.2 million and $2.0 million, respectively. During the six-month period ended June 30, 2000, SPDA account value decreased approximately $42.8 million to $336.6 million. The decrease in account value in the six-month period ended June 30, 2000 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products as well as the aging of the in-force block of business.

     Amortization of deferred policy acquisition costs --

     Amortization of deferred policy acquisition costs ("DAC") was $74.7 million for the six-month period ended June 30, 2000, an increase of $7.4 million, or 11.0%, from $67.3 million reported in the comparable prior year period. The increase primarily resulted from higher amortization in the Protection Products segment of approximately $7.7 million. The increase in DAC amortization in the Protection Products segment primarily consisted of: (i) $4.5 million of higher amortization related to the Company's VUL business due to the growth of variable business, (ii) higher amortization in CSVUL business of 1.2 million due to the growth of such business, and (iii) higher amortization of $1.3 million in UL business due to lower death claims.

     Dividends to policyholders --

     Dividends to policyholders were $109.9 million for the six-month period ended June 30, 2000, a decrease of $7.2 million, or 6.1%, from $117.1 million reported for the comparable prior period. The decrease, substantially all of which occurred in the Protection Products segment, resulted primarily from a reduction in the additional dividend liability established in the Closed Block as of June 30, 2000, as compared to June 30, 1999. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Such additional dividend liability will be reduced in future periods to the extent that the results of such future periods are less than assumed in establishing the Closed Block, but not below zero. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block (November 16, 1998) will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses --

     Other operating costs and expenses were $272.6 million for the six-month period ended June 30, 2000, an increase of $40.4 million, or 17.4%, from $232.2 million reported for the comparable prior year period. The increase consisted of $6.7 million, $9.1 and $6.1 million of costs directly attributable to the Protection Products, Accumulation Products and Other Products segment, respectively, as well as higher allocable and other miscellaneous direct costs of approximately $18.5 million. To the extent that costs are not directly identifiable with an operating segment, such costs are allocated to the Company's operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company's product pricing (see "Segments"). As further discussed below, the increase in operating costs and expenses in the six-month period ended June 30, 2000 as compared to the comparable prior year period was primarily attributable to: (i) higher commissions and other selling costs associated with the increase in revenues reported by the Company's mutual fund and broker-dealer operations, and (ii) increases in incentive compensation related to returns on venture capital investments. The following sets forth additional information with respect to the increase in operating costs in the six-month period ended June 30, 2000, as compared to the comparable prior year period:

          The increase of $6.7 million in costs directly attributable to the Protection Products segment consisted primarily of $4.2 million related to an increase in USFL's expenses. The increase of $9.1 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $6.1 million in costs directly attributable to the Other Products segment primarily consisted of higher commissions and other expenses incurred by the Company's broker-dealer operations of $5.1 million, which directly corresponded with an increase in revenues. The increase in allocable costs of $18.5 million was primarily due to an increase in incentive compensation accruals of $18.8 million which reflects returns on venture capital investments.

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

     The table below and discussion which follows presents certain information with respect to the Company's sales of protection products during the three-month and six-month periods ended June 30, 2000 and 1999 by source of distribution. Management uses this information to measure the Company's sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises.

                                                                 FOR THE         FOR THE
                                                               THREE-MONTH      SIX-MONTH
                                                              PERIODS ENDED   PERIODS ENDED
                                                                JUNE 30,         JUNE 30,
                                                              -------------   --------------
                                                              2000    1999     2000    1999
                                                              -----   -----   ------   -----
                                                                     ($ IN MILLIONS)
SOURCE OF DISTRIBUTION
PROTECTION PRODUCTS(1):
Career Agency System(2).....................................  $23.0   $28.8   $ 43.2   $49.6
U.S. Financial(2)...........................................   11.2     6.3     20.1     9.8
Complementary Distribution..................................   22.6    13.4     46.2    32.7
                                                              -----   -----   ------   -----
     Total New Annualized Life Insurance Premiums...........  $56.8   $48.5   $109.5   $92.1
                                                              =====   =====   ======   =====

---------------
(1) Annualized premiums represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to COLI business or single premium paying business. All premiums received on COLI business and single premium paying policies during the period presented are included.

(2) Includes premiums or deposits that have been annualized.

 Protection Segment -- New Business Information for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999.

     Total new annualized and single life insurance premiums for the three-month period ended June 30, 2000 were $56.8 million, an increase of $8.3 million or 17% from $48.5 million in the comparable prior year period. The increase was primarily attributable to: (i) an increase in sales of USFL products through brokerage general agencies of $4.9 million resulting from the expansion of its distribution and the improvement of its financial strength ratings since being acquired by the Company, and (ii) an increase in sales of corporate-owned life insurance and bank-owned life insurance ("COLI" and "BOLI") of $8.0 million. Sales of COLI and BOLI through the Company's complementary distribution channels rose to $21.4 million for the three-month period ended June 30, 2000 from $13.4 million in the comparable prior year period. COLI and BOLI are large premium cases that typically fluctuate over the course of the year.

     New career agency life insurance premiums (first-year and single premiums) were $23.0 million in the three-month period ended June 30, 2000, which was in line with the Company's expectations.

 Protection Segment -- New Business Information for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999.

     Total new annualized and single life insurance premiums for the six-month period ended June 30, 2000 were $109.5 million, an increase of $17.4 million or 19% from $92.1 million for the comparable prior year period. The increase was primarily attributable to: (i) an increase in sales of USFL products through brokerage general agencies and (ii) an increase in sales of COLI and BOLI. Sales of COLI and BOLI through the Company's complementary distribution channels rose to $44.6 million in the six-month period ended June 30, 2000 from $32.7 million in the comparable prior year period.

     Contributing to the increase in premiums generated by USFL was an abnormally high volume of applications received in the 4th quarter of 1999, which management attributes to customers anticipation of higher rates resulting from new regulation, known as "Triple X", requiring companies to increase reserves on term life insurance business. In addition, USFL sales increased as a result of the expansion of distribution and the improvement of its financial strength ratings since being acquired by the Company.

     New career agency life insurance premiums (first-year and single premiums) were $43.2 million in the six-month period ended June 30, 2000, a decrease of $6.4 million from the comparable prior year period. The decrease is primarily attributable to one large case that was written during the 2nd quarter of 1999.

     Accumulation Segment --

     The table below and discussion which follows presents certain information with respect to the Company's sales of accumulation products. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented.

                                                                 FOR THE          FOR THE
                                                               THREE-MONTH       SIX-MONTH
                                                              PERIODS ENDED    PERIODS ENDED
                                                                JUNE 30,         JUNE 30,
                                                              -------------   ---------------
                                                              2000    1999     2000     1999
                                                              -----   -----   ------   ------
                                                                      ($ IN MILLIONS)
SOURCE OF DISTRIBUTION:
ACCUMULATION PRODUCTS(1):
Variable Annuity(2)(3)......................................  $116    $113    $  232   $  217
Career Agency System -- Proprietary Retail Mutual Funds.....   169     179       381      321
Third-Party Distribution -- Proprietary Retail Mutual
  Funds.....................................................   314     259       863      546
                                                              ----    ----    ------   ------
     Total Accumulation Product Sales.......................  $599    $551    $1,476   $1,084
                                                              ====    ====    ======   ======

---------------
(1) Annualized premiums represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to COLI business or single premium paying business. All premiums received on COLI business and single premium paying policies during the period presented are included.

(2) Includes premiums or deposits that have been annualized.

(3) Excludes annualized premiums associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     The following tables set forth assets under management as of June 30, 2000 and December 31, 1999, and changes in the primary components of assets under management for the three-month and six-month periods ended June 30, 2000 and 1999:

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
                                                                  ($ IN BILLIONS)
ASSETS UNDER MANAGEMENT:(1)
Individual variable annuities...............................   $ 4.7         $ 4.9
Individual fixed annuities..................................     0.8           0.9
Proprietary retail mutual funds.............................     5.1           4.8
                                                               -----         -----
                                                               $10.6         $10.5
                                                               =====         =====

                                                                 FOR THE           FOR THE
                                                               THREE-MONTH        SIX-MONTH
                                                              PERIODS ENDED     PERIODS ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
                                                                      ($ IN BILLIONS)
INDIVIDUAL VARIABLE ANNUITIES:
Beginning account value.....................................  $ 4.9    $ 4.7    $ 4.9    $ 4.8
Sales(2)....................................................    0.1      0.1      0.2      0.2
Market appreciation.........................................   (0.1)     0.3      0.0      0.3
Surrenders and withdrawals(2)...............................   (0.2)    (0.2)    (0.4)    (0.4)
                                                              -----    -----    -----    -----
Ending account value........................................  $ 4.7    $ 4.9    $ 4.7    $ 4.9
                                                              =====    =====    =====    =====
PROPRIETARY RETAIL MUTUAL FUNDS:
Beginning account value.....................................  $ 5.2    $ 3.3    $ 4.8    $ 3.0
Sales.......................................................    0.5      0.4      1.2      0.9
Dividends reinvested........................................    0.0      0.0      0.2      0.0
Market appreciation.........................................   (0.3)     0.1     (0.4)     0.2
Redemptions.................................................   (0.3)    (0.1)    (0.7)    (0.4)
                                                              -----    -----    -----    -----
Ending account value........................................  $ 5.1    $ 3.7    $ 5.1    $ 3.7
                                                              =====    =====    =====    =====

---------------
(1) Results exclude recently acquired subsidiary -- USFL.

(2) Amounts presented in the three-month and six-month periods ended June 30, 2000 and 1999 are net of transfers to the new product series.

 New Business Information for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999.

     New accumulation assets raised were $599 million for the three-month period ended June 30, 2000 compared to $551 million in the comparable prior year period.

     New sales of variable annuities during the three-month period ended June 30, 2000 were $116 million, an increase of $3 million, or 3%, from $113 million reported for the three-month period ended June 30, 1999. Management believes that the nominal increase reflects significant competition with respect to annuity sales. The Company has committed to offering products and services that are consistent with our advice model and high ethical standards only when such sales are in the best interests of our customers. Consistent with these standards, MONY does not offer bonus annuities. Our career agents have been focused on facilitating exchanges of their existing customer's old variable annuity products to a new product series offered by the Company where the customer receives better value. In the second quarter of 2000, customers exchanged approximately $350 million of assets from the old variable annuity series to the new series on a commission-free basis.

     Sales of proprietary retail mutual funds offered by the Company's mutual fund subsidiary increased by $45 million, or 10%, to $483 million for the three-month period ended June 30, 2000, as compared to $438 million for the three-month period ended June 30, 1999. Proprietary mutual fund sales through the Company's career agency system decreased approximately $10 million, or 6% to $169 million for the three-month period ended June 30, 2000 from $179 million for the three-month period ended June 30, 1999, while proprietary mutual fund sales through third-party broker-dealers increased approximately $55 million, or 21%, to $314 million for the three-month period ended June 30, 2000 from approximately $259 million for the three-month period ended June 30, 1999.

 New Business Information for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999.

     New accumulation assets raised were $1,476 million for the six-month period ended June 30, 2000 compared to $1,084 million in the six-month period ended June 30, 1999.

     New sales of variable annuities during the six-month period ended June 30, 2000 were $232 million, an increase of $15 million, or 7%, from $217 million reported for the six-month period ended June 30, 1999. The increase reflects the positive impact of the Company's effort to retain business through the exchange program as discussed above. Exchanges from the old product series to the new series for the six-month period ended June 30, 2000 were approximately $650 million.

     Sales of proprietary retail mutual funds offered by the Company's mutual fund subsidiary increased by $377 million, or 43%, to $1,244 million for the six-month period ended June 30, 2000, as compared to $867 million for the six-month period ended June 30, 1999. Proprietary mutual fund sales through the Company's career agency system increased approximately $60 million or 19%, to $381 million for the six-month period ended June 30, 2000, as compared to $320 million for the six-month period ended June 30, 1999. Accumulation assets under management at June 30, 2000 were $10.6 billion, compared with $10.9 billion at March 31, 2000 and $9.6 billion as of June 30, 1999. The decline in the equity markets during the second quarter was primarily responsible for the decrease in assets under management from March 31, 2000 to June 30, 2000.

     Enterprise mutual fund sales through complementary distribution channel were $863 million in the second quarter of 2000, up 58% from $546 million in the second quarter of 1999. Enterprise mutual fund sales through the career agency system were $381 million in the second quarter of 2000, versus $320 million in the second quarter of 1999.

REPURCHASE OF SURPLUS NOTES

     On March 8, 2000, MONY Life repurchased substantially all of the surplus note indebtedness it had outstanding at December 31, 1999. As a result of the repurchase, the Company recorded an after-tax loss of $36.7 million during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the aforementioned surplus notes, reflecting the excess of their fair value over their carrying value on the Company's books at the date if the transaction, which aggregated approximately $56.5 million. This loss is reported, net of tax, as an extraordinary item on the Company's income statement in 2000. See Liquidity and Capital Resources -- Issuance of Senior Notes and Repurchase of Surplus Notes and Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements.

     On August 3, 2000, MONY Life repurchased $6.5 million face amount of the remaining $8.5 million face amount of the 11.25% Notes, which were outstanding at March 31, 2000. As a result, the Company will record an extraordinary item on the Company's income statement for the three-month period ending September 30, 2000 of approximately $1.2 million, net of tax.

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

     On March 8, 2000, the Holding Company issued $300.0 million principal amount of senior notes (the "Senior Notes") pursuant to the aforementioned Shelf Registration. The senior notes mature on March 15, 2010, bear interest at 8.35% per annum and were priced at a discount to yield 8.38%. The principal amount of senior notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the senior notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the senior notes was used by the Holding Company as discussed below to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount

9.5% coupon surplus notes, and a $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes, respectively), which were outstanding at December 31, 1999.

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

     As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded an after-tax loss of $36.7 million during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $49.5 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company's income statement in 2000. See "Repurchase of Surplus Notes".

     Capitalization

     The Company's total capitalization, excluding accumulated comprehensive income, increased $181.9 million or 8.4% to $2,335.6 million at June 30, 2000, as compared to $2,153.7 million at December 31, 1999. The increase was primarily the result of net income of $149.3 million. The Company's total debt to equity (excluding accumulated comprehensive income) and total debt to total capitalization ratios increased to 18.5% and 15.6% at June 30, 2000, respectively, from 16.1% and 13.9% at December 31, 1999, respectively. Included in total debt used in the above calculations are $58.7 million and $58.8 million of non-recourse indebtedness at June 30, 2000 and December 31, 1999, respectively.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at June 30, 2000 and December 31, 1999.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                        AMOUNT AT               AMOUNT AT
                                                        JUNE 30,    PERCENT    DECEMBER 31,   PERCENT
                                                          2000      OF TOTAL       1999       OF TOTAL
                                                        ---------   --------   ------------   --------
                                                                       ($ IN MILLIONS)
Not subject to discretionary withdrawal Provisions....  $1,174.2      16.3%      $1,449.9       18.5%
Subject to discretionary withdrawal with market value
  adjustment or at carrying value less surrender
  charge..............................................   4,910.8      68.0        5,165.6       66.1
                                                        --------     -----       --------      -----
Subtotal..............................................   6,085.0      84.3        6,615.5       84.6
                                                        --------     -----       --------      -----
Subject to discretionary withdrawal -- without
  adjustment at carrying value........................   1,137.4      15.7        1,205.1       15.4
                                                        --------     -----       --------      -----
Total annuity reserves and deposit liabilities
  (gross).............................................   7,222.4     100.0%       7,820.6      100.0%
                                                        ========     =====       ========      =====
Less reinsurance......................................      78.8                     89.3
                                                        --------                 --------
Total annuity reserves and deposit liabilities
  (net)...............................................  $7,143.6                 $7,731.3
                                                        ========                 ========

     The following table sets forth by product line the actual surrenders and withdrawals paid for the period indicated.

                                                                 FOR THE            FOR THE
                                                               THREE-MONTH         SIX-MONTH
                                                              PERIOD ENDED       PERIOD ENDED
                                                                JUNE 30,           JUNE 30,
                                                             ---------------   -----------------
                                                              2000     1999      2000      1999
                                                             ------   ------   --------   ------
PRODUCT LINE:(1)
Tradition life(2)..........................................  $ 96.4   $ 96.9   $  205.9   $207.9
Variable and universal life................................     9.1     11.7       19.4     23.9
Annuities(3)...............................................   222.5    216.8      463.7    399.5
Pensions(4)................................................   260.1     50.1      362.7     82.5
                                                             ------   ------   --------   ------
     TOTAL.................................................  $588.1   $375.5   $1,051.7   $713.8
                                                             ======   ======   ========   ======

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

(3) Excludes surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(4) Excludes transfers between funds within the company benefit plans.

     Annuity surrenders have increased for the three-month and six-month period ended June 30, 2000 as compared to the comparable prior year period primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in competition. In July, 1999, the Company responded to this trend by enhancing its variable annuity products by offering new investment fund choices. In addition, the Company has established a special conservation unit and offers policyholders the opportunity to exchange their contracts for a new product series. See "New Business Information."

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the six-month period ended June 30, 2000, the net cash outflow from operations reported in the Company's consolidated cash flow statement was $60.0 million. This amount excludes $30.4 million of cash flow relating to the Closed Block. Total combined cash outflow for the six-month period ended June 30, 2000 (including the Closed Block) was $29.6 million, a decrease of $135.9 million from $106.3 million reported for the six-month period ended June 30, 1999. The decrease primarily relates to lower operating cash flow from the Closed Block, higher tax payments and lower Group Pension Payments. The Company's liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of June 30, 2000, the Company had readily marketable fixed maturity securities with a carrying value of $6,419.0 million (including fixed maturities in the Closed Block), which were comprised of $3,451.8 million public and $2,967.2 million private fixed maturity securities. At that date, approximately 92.5% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at June 30, 2000 the Company had cash and cash equivalents of $222.2 million (including cash and cash equivalents in the Closed Block).

     In addition, the Company maintains a bank line of credit facility with domestic banks aggregating $150.0 million, with a scheduled renewal date in June 2001. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company's $150 million commercial paper program which was activated in the third quarter of 2000. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of June 30, 2000.

     On January 12, 2000, the Company announced a plan to repurchase up to 5% or approximately 2.4 million shares of the outstanding common shares of the Company. Under the repurchase plan, the Company may repurchase common shares from time to time, as market conditions and other factors warrant. The repurchase program may be discontinued at any time.

     At June 30, 2000, the Company had commitments to issue $8.6 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 7.5% to 9.0%. In addition, the Company had commitments to issue $99.0 million of fixed and floating rate commercial mortgage loans with interest rates ranging from 7.8% to 9.1%. The Company also had commitments outstanding to purchase $102.8 million of private fixed and floating rate maturity securities as of June 30, 2000 with interest rates ranging from 7.9% to 10.8%. At June 30, 2000, the Company had commitments to contribute capital to its equity partnership investments of $125.1 million.

     Of the $1,309.6 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at June 30, 2000, $29.2 million, $97.1 million, $202.4 million, and $84.2 million are scheduled to mature in 2000, 2001, 2002 and 2003, respectively.

     The Company has mortgage loans on certain of its real estate properties. The interest rates on these loans range from 8.05% to 8.90%. Maturities range from June 2001 to February 2002. Interest expense on mortgage loans was $1.3 million and $1.2 million for the three-month period ended June 30, 2000 and 1999, respectively, and $2.2 million and $2.7 million for the six-month period ended June 30, 2000 and 1999, respectively.

     In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note was due January 1, 2009. The remaining balance of the interest-bearing note was paid in full on December 1, 1999, as part of the sale of the property to a third party. This transactions continues to be accounted for as a sale/leaseback arrangement, with the proceeds received of approximately $44 million amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.3 million in 2000, $7.4 million in 2000, $7.6 million 2002, $7.7 million in 2003, $7.9 million in 2004 and $33.1 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     At June 30, 2000, aggregate maturities of long-term debt based on required remaining principal payments for 2000 and the succeeding four years are $0.0 million, $0.0 million, $6.3 million, $0.0 million and $0.0 million, respectively, and $308.5 million thereafter.

     Aggregate contractual debt service payments on the Company's long term debt at June 30, 2000, for the remainder of 2000 and the succeeding four years are $15.0 million, $26.5 million, $32.4 million, $26.0 million and $26.0 million, respectively and $465.4 million thereafter.

     Among the assets allocated to the Closed Block are the Series A Notes. MONY Life has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments on the Series A Notes pursuant to the terms thereof, as described in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

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

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at June 30, 2000 and December 31, 1999 were in excess of the minimum required RBC.

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

     The yield on general account invested assets (including net realized gains and losses on investments) was 7.9% and 8.9% for the three month period ended June 30, 2000 and 1999, and 10.7% and 8.6% for the six-month period ended June 30, 2000 and 1999, respectively.

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

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                              THREE-MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------------------
                                                         2000                             1999
                                            ------------------------------   ------------------------------
                                            NET INVESTMENT   AVERAGE ASSET   NET INVESTMENT   AVERAGE ASSET
                                             INCOME YIELD      BALANCES       INCOME YIELD      BALANCES
                                            --------------   -------------   --------------   -------------
Fixed Maturities..........................        7.4%         $ 6,714.9           7.2%         $ 6,569.9
Equity securities.........................       34.1              525.0          18.4              434.4
Mortgage loans on real estate.............        8.1            1,847.1           8.0            1,548.7
Policy loans..............................        6.8            1,261.7           6.4            1,270.6
Real estate...............................        7.9              374.9           8.5              564.2
Cash and cash equivalents.................        6.7              318.8           4.4              319.6
Other invested assets.....................        3.7               72.1         (1.0)               39.0
                                                               ---------                        ---------
  Total invested assets before investment
     expenses.............................        8.7%         $11,114.5           7.6%         $10,746.4
                                                               =========                        =========
  Investment expenses.....................      (0.4)                            (0.3)
                                                 ----                             ----
  Total invested assets after investment
     expenses(1)..........................        8.3%                             7.3%
                                                 ====                             ====

---------------
(1) The increase in net investment income yields was primarily due to an increase in limited partnership income included in the equity securities asset category of $24.9 million. The net investment income yields excluding the limited partnership income is 6.8% and 6.6% for the three-month periods ended June 30, 2000 and 1999 respectively.

                                                               SIX-MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------------------
                                                         2000                             1999
                                            ------------------------------   ------------------------------
                                            NET INVESTMENT   AVERAGE ASSET   NET INVESTMENT   AVERAGE ASSET
                                             INCOME YIELD      BALANCES       INCOME YIELD      BALANCES
                                            --------------   -------------   --------------   -------------
Fixed Maturities..........................        7.3%         $ 6,697.0           7.3%         $ 6,506.7
Equity securities.........................       80.4              526.2          15.0              455.5
Mortgage loans on real estate.............        8.1            1,791.2           7.8            1,514.0
Policy loans..............................        6.7            1,264.1           6.4            1,269.4
Real estate...............................        7.6              372.7           7.2              560.4
Cash and cash equivalents.................        6.4              352.9         (1.9)               42.4
Other invested assets.....................        8.9               57.4           4.7              373.3
                                                               ---------                        ---------
  Total invested assets before investment
     expenses.............................       10.9%         $11,061.5           7.5%         $10,721.7
                                                               =========                        =========
  Investment expenses.....................      (0.4)                            (0.3)
                                                 ----                             ----
  Total invested assets after investment
     expenses(1)..........................       10.5%                             7.2%
                                                 ====                             ====

---------------
(1) The increase in net investment income yields was primarily due to an increase in limited partnership income included in the equity securities asset category of $177.9 million. The net investment income yields excluding limited partnership income is 6.9 % and 6.6% for the six-month period ended June 30, 2000 and 1999, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 59.7% and 60.4% of total invested assets at June 30, 2000 and December 31, 1999, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at June 30, 2000, 92.5% were investment grade and 7.5% were below-investment grade.

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

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at June 30, 2000 and December 31, 1999.

     As of June 30, 2000 the fair value of the Company's problem, potential problem and restructured fixed maturities were $41.6 million, $28.4 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.1% of total fixed maturities. As of December 31, 1999, the fair value of the Company's problem, potential problem and restructured fixed maturities were $45.9 million, $32.8 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.9% of total fixed maturities.

     At June 30, 2000, the Company's largest unaffiliated single concentration of fixed maturities was $228.2 million of Federal National Mortgage Association ("FNMA") which represents 2.1% of total invested assets. The largest non-government issuer consists of $193.4 million of AEGON notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at June 30, 2000. No other individual non-government issuer represents more than 0.4% of invested assets.

     The Company held approximately $1,133.5 million and $1,138.5 million of mortgage-backed and asset-backed securities as of June 30, 2000 and December 31, 1999, respectively. Of such amounts, $367.7 million and $391.5 million, or 32.4% and 34.4%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 2000 and December 31, 1999, 85.4% and 85.7%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
CMOs........................................................  $  512.2     $  500.1
Pass-through securities.....................................      29.3         31.0
Commercial MBSs.............................................     100.1        118.5
Asset-backed securities.....................................     491.9        488.9
                                                              --------     --------
     Total MBSs and asset-backed securities.................  $1,133.5     $1,138.5
                                                              ========     ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of June 30, 2000 and December 31, 1999 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                               AS OF                    AS OF
                                                           JUNE 30, 2000          DECEMBER 31, 1999
                                                       ----------------------   ----------------------
                                                       AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                         COST      FAIR VALUE     COST      FAIR VALUE
                                                       ---------   ----------   ---------   ----------
                                                                       ($ IN MILLIONS)
Due in one year or less..............................  $  143.1     $  143.2    $  206.5     $  208.5
Due after one year through five years................   1,521.6      1,490.3     1,506.6      1,487.9
Due after five years through ten years...............   2,627.8      2,521.5     2,711.9      2,612.9
Due after ten years..................................   1,187.5      1,130.5     1,153.9      1,098.4
                                                       --------     --------    --------     --------
     Subtotal........................................   5,480.0      5,285.5     5,578.9      5,407.7
Mortgage-backed and other asset-backed securities....   1,161.4      1,133.5     1,173.7      1,138.5
                                                       --------     --------    --------     --------
     Total...........................................  $6,641.4     $6,419.0    $6,752.6     $6,546.2
                                                       ========     ========    ========     ========

MORTGAGE LOANS

     Mortgage loans comprised 17.4% and 15.8% of total invested assets as of June 30, 2000 and December 31, 1999, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of June 30, 2000 and December 31, 1999 commercial mortgage loans comprised $1,309.6 million and $1,141.4 million or 70.0% and 66.6% of total mortgage loan investments, respectively. Agricultural loans comprise $ 558.2 million and $570.7 million, or 29.9% and 33.3% of total mortgage loans, respectively. Residential mortgage loans comprised $1.1 million and $1.3 million, or 0.1% and 0.1% of total mortgage loan investments at June 30, 2000 and December 31, 1999, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $45.6 million and represented less than 0.5% of general account invested assets as of June 30, 2000. Amounts loaned on 19 properties were $20 million or greater, representing in the aggregate 42.4% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 22.3% of the total carrying value of the commercial loan portfolio and less than 2.8% of total invested assets at June 30, 2000.

     The following table presents the Company's commercial mortgage loan maturity profile for the period indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                 AS OF               AS OF
                                                             JUNE 30, 2000     DECEMBER 31, 1999
                                                           -----------------   -----------------
                                                           CARRYING    % OF    CARRYING    % OF
                                                            VALUE     TOTAL     VALUE     TOTAL
                                                           --------   ------   --------   ------
                                                                      ($ IN MILLIONS)
1 year or less...........................................  $   74.9      5.7%  $   26.6      2.3%
Due after one year through five years....................     486.0     37.2      401.0     35.2
Due after five years through ten years...................     460.0     35.1      425.6     37.3
Due after ten years......................................     288.7     22.0      288.2     25.2
                                                           --------   ------   --------   ------
                                                           $1,309.6    100.0%  $1,141.4    100.0%
                                                           ========   ======   ========   ======

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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                     COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
Total commercial mortgages..................................  $1,309.6     $  1,141.4
                                                              --------     ----------
Problem commercial mortgages(1).............................       7.7            0.0
Potential problem commercial mortgages......................      72.0           72.1
Restructured commercial mortgages...........................     128.9          134.8
                                                              --------     ----------
Total problem, potential problem & restructured commercial
  mortgages.................................................  $  208.6     $    206.9
                                                              --------     ----------
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......      15.9%          18.1%
                                                              ========     ==========

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
Valuation allowances/writedowns(2)
Problem loans...............................................  $     --     $       --
Potential problem loans.....................................      15.4           16.2
Restructured loans..........................................      23.6           26.0
                                                              --------     ----------
Total valuation allowances/writedowns(2)....................  $   39.0     $     42.2
                                                              --------     ----------
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................      15.8%          16.9%
                                                              ========     ==========

---------------
(1) Problem commercial mortgages included delinquent mortgages of $0.0 million and $0.0 million and loans in process of foreclosure of $7.7 million and $0.0 million at June 30, 2000 and December 31, 1999 respectively.

(2) Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a Loan, of $26.3 million at June 30, 2000 and December 31, 1999.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2000 and December 31, 1999, such reserves were $15.8 million, and $14.1 million, respectively.

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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                    AGRICULTURAL MORTGAGES AT CARRYING VALUE

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
Total agricultural mortgages................................   $558.2       $570.7
                                                               ------       ------
  Problem agricultural mortgages(1).........................   $  6.0       $  7.4
  Potential problem agricultural mortgages..................      0.5          1.4
  Restructured agricultural mortgages.......................     10.3          9.3
                                                               ------       ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................   $ 16.8       $ 18.1
                                                               ------       ------
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................      3.0%         3.2%
                                                               ======       ======

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
Valuation allowances/writedowns:
  Problem loans.............................................    $0.0         $0.2
  Potential problem loans...................................     0.1          0.1
  Restructured loans........................................     0.2          0.5
                                                                ----         ----
Total valuation allowances/writedowns.......................    $0.3         $0.8
                                                                ----         ----
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................     1.8%         4.2%
                                                                ====         ====

---------------
(1) Problem agricultural mortgages include delinquent mortgage loans of $2.6 million and $3.1 million and loans in process of foreclosure of $3.3 million and $4.3 million at June 30, 2000 and December 31, 1999, respectively.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of June 30, 2000 and December 31, 1999, such reserves were $5.5 million and $5.6 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of June 30, 2000 and December 31, 1999, the carrying value of the Company's real estate investments was $376.3 million and $369.1 million, respectively, or 3.6% and 3.4%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications.

                               EQUITY REAL ESTATE

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
Real estate.................................................   $139.8       $140.3
Joint ventures..............................................    109.5        107.8
                                                               ------       ------
  Subtotal..................................................    249.3        248.1
Foreclosed..................................................    127.0        121.0
                                                               ------       ------
Total.......................................................   $376.3       $369.1
                                                               ======       ======

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. At June 30, 2000 and December 31, 1999, the carrying value of real estate to be disposed of was $329.8 million and $322.9 million, respectively, or 3.2 % and 3.0%, respectively of invested assets at such dates. The aforementioned carrying values are net of valuation allowances of $18.0 million and $22.0 million, at June 30, 2000 and December 31, 1999, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $62.3 million of impairment adjustments. For the six-months period ended June 30, 2000 and the year ended December 31 1999, such changes in valuation allowances aggregated $1.4 million and $12.1 million, respectively.

     The following table analyzes the Company's real estate sales during the period indicated.

                              REAL ESTATE SALES(1)

                                                                 FOR THE         FOR THE
                                                               THREE-MONTH      SIX-MONTH
                                                              PERIOD ENDED     PERIOD ENDED
                                                                JUNE 30,         JUNE 30,
                                                              -------------   --------------
                                                              2000    1999    2000     1999
                                                              ----   ------   ----    ------
                                                                     ($ IN MILLIONS)
Sale Proceeds...............................................  $4.7   $155.6   $5.0    $173.1
Carrying value at date of sale..............................   2.8   $116.4    3.0    $131.5
                                                              ====   ======   ====    ======
Gain (loss).................................................  $1.9   $ 39.2   $2.0    $ 41.6
                                                              ====   ======   ====    ======

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

EQUITY SECURITIES

     The Company's equity securities consist of investments in common stocks and limited partnership interests. The following table presents the carrying values of the Company's equity securities at the dates indicated:

                        INVESTMENTS IN EQUITY SECURITIES

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
Common Stocks...............................................   $222.7       $277.2
Limited partnership interests...............................    309.8        242.6
                                                               ------       ------
     Total..................................................   $532.5       $519.8
                                                               ======       ======

  Common Stocks:

     The Company's investments in common stocks represented 2.1% and 2.6% of invested assets at June 30, 2000 and December 31, 1999, respectively. The Company's investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company's common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

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

     The limited partnerships in which the Company has invested are partnerships, which invest in the equity of private companies, generally in the form of common stock. These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering, or the equity is purchased by other public companies through exchange of stock. At that time or thereafter, at the general partners' discretion, the partnership will generally distribute the underlying publicly traded common stock to its partners. Upon distribution, the Company will record the common stock received at fair value, reverse the carrying value of the corresponding limited partnership investment, and record as investment income any excess of the fair value of the common stock distributed over the carrying value of the limited partnership investment. Accordingly, certain of the common stocks owned by the Company at June 30, 2000 and December 31, 1999 were acquired through distributions from the Company's investments in limited partnership interests. However, it has been the Company's practice to sell such positions shortly after such distributions occur.

     The following table sets forth the carrying value of the Company's investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships' ownership of public and private common stock at June 30, 2000 and December 31, 1999:

                                                                  CARRYING VALUE
                                                              -----------------------
                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
EQUITY METHOD
     Public common stock....................................   $103.7       $ 57.6
     Private common stock...................................     75.6         69.3
                                                               ------       ------
       Sub Total............................................    179.3        126.9
COST METHOD
     Public common stock....................................     39.1         40.8
     Private common stock...................................     91.4         74.9
                                                               ------       ------
       Sub Total............................................    130.5        115.7
       Total Limited Partnership Interests..................   $309.8       $242.6
                                                               ======       ======

     At June 30, 2000, and December 31, 1999, the Company had investments in approximately 53 and 50 different limited partnerships which represented 2.9% and 2.2%, respectively, of the Company's general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month periods ended June 30, 2000 and 1999, investment income from equity partnership interests (which is comprised primarily of the Company's pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $44.0 million and $19.1 million, respectively. For the six-month period ended June 30, 2000 and June 30, 1999, investment income from equity limited partnership interests was approximately $209.8 million and $31.9 million, respectively, representing 36.1% and 8.3% respectively, of the net investment income for such period. There can be no assurance that the recent level of investment income and returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
Fixed maturities............................................   $ 18.6       $ 19.2
Equity securities...........................................      9.2          4.7
Mortgages...................................................     26.3         26.3
Real estate(1)..............................................     73.2         73.2
                                                               ------       ------
     Total..................................................   $127.3       $123.4
                                                               ======       ======

---------------
(1) Includes $48.0 million and $48.0 million as of June 30, 2000 and December 31, 1999, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
Mortgages...................................................   $34.8        $37.3
Real estate.................................................    18.0         22.0
                                                               -----        -----
     Total..................................................   $52.8        $59.3
                                                               =====        =====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  ($ IN MILLIONS)
Fixed maturities............................................   $ 18.6       $ 19.2
Equity securities...........................................      9.2          4.7
Mortgages...................................................     61.1         63.6
Real estate.................................................     91.2         95.2
                                                               ------       ------
     Total..................................................   $180.1       $182.7
                                                               ======       ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1999 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at June 30, 2000 is not materially different from that presented in the Company's 1999 Annual Report on Form 10-K at December 31, 1999.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Board of Directors consists of three classes of directors: one class to hold office initially for a term expiring at the Annual Meeting of Shareholders held on May 20, 2000, another class to hold office initially for a term expiring at the Annual Meeting of Shareholders to be in held in 2001, and another class to hold office initially for a term expiring at the Annual Meeting of Shareholders to be held in 2002, with the members of each class to hold office until their successors are duly elected and qualified. At each Annual Meeting of Shareholders of the Company, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of election.

     At the Annual Meeting of the Company's Shareholders held on May 20, 2000, the five nominees listed below were elected as directors to hold office until the 2003 Annual Meeting and until their successors have been elected and qualified. In addition, at such meeting, the Company's shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants.

     The number of votes with respect to each of these matters was as follows:

     (a) Election of Directors

                                                                           VOTES
                            NAME                              VOTES FOR   WITHHELD
                            ----                              ---------   --------
Tom H. Barrett..............................................  24,716,044  238,344
David L. Call...............................................  24,718,457  235,931
James B. Farley.............................................  24,709,741  244,647
Samuel J. Foti..............................................  24,713,800  240,588
Jane C. Pfeiffer............................................  24,717,545  236,843

     (b) Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Accountants:

VOTES FOR   VOTES AGAINST   ABSTENTIONS
---------   -------------   -----------
24,670,152     95,682         188,554

ITEM 5.  OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits
         27.1 Financial Data Schedule
         99.1 Credit Agreement date June 23, 2000.

     (b) Reports on Form 8-K
         None

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

Date: August 11, 2000

                                          By: /s/ LARRY COHEN
                                            ------------------------------------
                                            Larry Cohen
                                            Vice President and Controller
                                              (Principal Accounting Officer)

Date: August 11, 2000