Form 10-Q
period 2000-09-30
MONY GROUP INC
filed 2000-11-14
CIK 1069822

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

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 Yes [X] No [ ]

     As of November 8, 2000 there were 46,147,359 shares of the Registrant's common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      THE MONY GROUP INC. AND SUBSIDIARIES
               INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I FINANCIAL INFORMATION
Item 1:  Unaudited interim condensed consolidated balance sheets as
           of September 30, 2000 and December 31, 1999...............    4
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the three-month
           periods ended September 30, 2000 and 1999.................    5
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the nine-month periods
           ended September 30, 2000 and 1999.........................    6
         Unaudited interim condensed consolidated statement of
           changes in shareholders' equity for the nine-month period
           ended September 30, 2000..................................    7
         Unaudited interim condensed consolidated statements of cash flows for the nine-month period ended September 30, 2000
           and 1999..................................................    8
         Notes to unaudited interim condensed consolidated financial
           statements................................................    9
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   24
         Investments.................................................   45
Item 3:  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   55
PART II OTHER INFORMATION
Item 1:  Legal Proceedings...........................................   56
Item 2:  Changes in Securities and Use of Proceeds...................   57
Item 3:  Defaults upon Senior Securities.............................   57
Item 4:  Submission of Matters to a Vote of Security Holders.........   57
Item 5:  Other Information...........................................   57
Item 6:  Exhibits and Reports on Form 8-K............................   57
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

ITEM 1:

                      THE MONY GROUP INC. AND SUBSIDIARIES
            UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     ($ IN MILLIONS)
ASSETS
Investments:
  Fixed maturity securities available for sale, at fair
     value..................................................    $ 3,083.5       $ 3,066.7
  Equity securities available for sale, at fair value.......        537.5           519.8
  Mortgage loans on real estate.............................      1,119.3         1,270.4
  Policy loans..............................................         78.7            69.1
  Real estate to be disposed of.............................        235.7           300.9
  Real estate held for investment...........................         46.6            46.2
  Other invested assets.....................................         90.0            37.9
                                                                ---------       ---------
                                                                  5,191.3         5,311.0
                                                                =========       =========
Cash and cash equivalents...................................        370.3           265.9
Accrued investment income...................................         77.2            74.6
Amounts due from reinsurers.................................        485.2           488.0
Deferred policy acquisition costs...........................        636.4           558.3
Other assets................................................        529.9           348.3
Assets transferred in Group Pension Transaction (Note 4)....      4,980.8         5,109.8
Separate account assets.....................................      6,103.0         6,398.3
Closed Block assets (Note 6)................................      6,218.2         6,182.1
                                                                ---------       ---------
     Total assets...........................................    $24,592.3       $24,736.3
                                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................    $   972.7       $   954.3
Policyholders' account balances.............................      1,908.7         1,942.9
Other policyholders' liabilities............................        117.0           120.4
Amounts due to reinsurers...................................         87.4            83.8
Accounts payable and other liabilities......................        575.5           580.9
Short-term debt.............................................         52.8            53.4
Long-term debt..............................................        298.7           245.4
Current federal income taxes payable........................        130.8           148.0
Deferred federal income taxes...............................         52.1           (16.9)
Liabilities transferred in Group Pension Transaction (Note
  4)........................................................      4,968.7         5,099.1
Separate account liabilities................................      6,100.6         6,396.2
Closed Block liabilities (Note 6)...........................      7,310.3         7,303.3
                                                                ---------       ---------
     Total liabilities......................................    $22,575.3       $22,910.8
                                                                =========       =========
Commitments and contingencies (Note 5) Common stock, $0.01
  par value; 400 million shares authorized; 47.2 million
  shares issued and outstanding at December 31, 1999, 46.1
  million shares outstanding at September 30, 2000..........    $     0.5       $     0.5
Capital in excess of par....................................      1,616.1         1,615.9
Treasury stock at cost: 1,095,900 shares at September 30,
  2000......................................................        (33.0)             --
Retained earnings...........................................        454.0           238.5
Accumulated other comprehensive (loss)......................        (20.5)          (29.4)
Unamortized restricted stock compensation...................         (0.1)             --
                                                                ---------       ---------
     Total shareholders' equity.............................      2,017.0         1,825.5
                                                                ---------       ---------
     Total liabilities and shareholders' equity.............    $24,592.3       $24,736.3
                                                                =========       =========

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
         FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   2000               1999
                                                              ---------------    ---------------
                                                              ($ IN MILLIONS, EXCEPT SHARE DATA
                                                                    AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................    $      26.5        $      20.8
Universal life and investment-type product policy fees......           51.2               47.8
Net investment income.......................................          132.4              124.5
Net realized (losses)/gains on investments..................           20.3               22.5
Group Pension Profits (Note 4)..............................           10.8               21.5
Other income................................................           51.7               47.2
Contribution from the Closed Block (Note 6).................           10.7                9.5
                                                                -----------        -----------
                                                                      303.6              293.8
                                                                -----------        -----------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................           46.0               34.9
Interest credited to policyholders' account balances........           26.7               26.4
Amortization of deferred policy acquisition costs...........           16.0               21.9
Dividends to policyholders..................................            0.6                0.7
Other operating costs and expenses..........................          114.0              164.9
                                                                -----------        -----------
                                                                      203.3              248.8
                                                                -----------        -----------
Income before income taxes and extraordinary item...........          100.3               45.0
Income tax expense..........................................           33.1               15.5
                                                                -----------        -----------
Income before extraordinary item............................           67.2               29.5
Extraordinary loss, net of tax..............................            1.0                1.9
                                                                -----------        -----------
Net income..................................................           66.2               27.6
Other comprehensive loss, net...............................           34.7              (28.5)
                                                                -----------        -----------
Comprehensive income/(loss).................................    $     100.9        $      (0.9)
                                                                ===========        ===========
PER SHARE DATA:
Income before extraordinary items:
  Basic earnings per share..................................    $      1.46        $      0.62
                                                                ===========        ===========
  Diluted earnings per share................................    $      1.41        $      0.61
                                                                ===========        ===========
Net Income:
  Basic earnings per share..................................    $      1.43        $      0.58
                                                                ===========        ===========
  Diluted earnings per share................................    $      1.39        $      0.58
                                                                ===========        ===========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................     46,147,359         47,238,166
Plus: incremental shares from assumed conversion of dilutive
  securities................................................      1,517,693            750,738
                                                                -----------        -----------
Weighted-average shares used in diluted per share
  calculations..............................................     47,665,052         47,988,904
                                                                ===========        ===========

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   2000              1999
                                                              --------------    ---------------
                                                              ($ IN MILLIONS, EXCEPT SHARE DATA
                                                                   AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................    $      84.4       $      65.0
Universal life and investment-type product policy fees......          157.0             145.7
Net investment income.......................................          518.7             322.5
Net realized gains on investments...........................           36.9              93.1
Group Pension Profits (Note 4)..............................           29.0              47.8
Other income................................................          172.3             138.9
Contribution from the Closed Block (Note 6).................           32.1              31.4
                                                                -----------       -----------
                                                                    1,030.4             844.4
                                                                -----------       -----------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................          126.9             108.3
Interest credited to policyholders' account balances........           76.6              80.7
Amortization of deferred policy acquisition costs...........           58.8              54.1
Dividends to policyholders..................................            1.8               1.4
Other operating costs and expenses..........................          382.3             391.9
                                                                -----------       -----------
                                                                      646.4             636.4
                                                                -----------       -----------
Income before income taxes and extraordinary item...........          384.0             208.0
Income tax expense..........................................          130.8              71.1
                                                                -----------       -----------
Income before extraordinary item............................          253.2             136.9
                                                                -----------       -----------
Extraordinary loss, net of tax..............................           37.7               1.9
                                                                -----------       -----------
Net income..................................................          215.5             135.0
                                                                -----------       -----------
Other comprehensive loss, net...............................            8.9            (140.7)
                                                                -----------       -----------
Comprehensive income/(loss).................................    $     224.4       $      (5.7)
                                                                ===========       ===========
PER SHARE DATA:
Income before extraordinary items:
  Basic earnings per share..................................    $      5.44       $      2.90
                                                                ===========       ===========
  Diluted earnings per share................................    $      5.32       $      2.86
                                                                ===========       ===========
Net income:
  Basic earnings per share..................................    $      4.63       $      2.86
                                                                ===========       ===========
  Diluted earnings per share................................    $      4.53       $      2.83
                                                                ===========       ===========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................     46,572,467        47,238,166
Plus: incremental shares from assumed conversion of dilutive
  securities................................................      1,046,639           547,797
                                                                -----------       -----------
Weighted-average shares used in diluted per share
  calculations..............................................     47,619,106        47,785,963
                                                                ===========       ===========

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
               UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                                                      ACCUMULATED    UNAMORTIZED
                                    CAPITAL                              OTHER        RESTRICTED        TOTAL
                          COMMON   IN EXCESS   TREASURY   RETAINED   COMPREHENSIVE      STOCK       SHAREHOLDERS'
                          STOCK     OF PAR      STOCK     EARNINGS      INCOME       COMPENSATION      EQUITY
                          ------   ---------   --------   --------   -------------   ------------   -------------
                                                              ($ IN MILLIONS)
BALANCE, DECEMBER 31,
  1999..................   $0.5    $1,615.9         --     $238.5       $(29.4)            --         $1,825.5
Issuance of Shares......                0.2                                                                0.2
Treasury Stock, at
  cost..................                         (33.0)                                                  (33.0)
Unamortized restricted
  stock compensation....                                                                 (0.1)            (0.1)
Comprehensive income....
    Net income..........                                    215.5                                        215.5
    Other comprehensive
      income(1).........                                                   8.9                             8.9
                                                                                                      --------
Comprehensive income....                                                                                 224.4
                           ----    --------     ------     ------       ------          -----         --------
BALANCE, SEPTEMBER 30,
  2000..................   $0.5    $1,616.1     $(33.0)    $454.0       $(20.5)         $(0.1)        $2,017.0
                           ====    ========     ======     ======       ======          =====         ========

---------------
(1) Represents unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes.

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                2000        1999
                                                              ---------   ---------
                                                                 ($ IN MILLIONS)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES.........  $  (100.2)  $    40.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities securities...............................      449.6       472.5
  Equity securities.........................................      318.2       168.2
  Mortgage loans on real estate.............................      353.3       101.3
  Real estate...............................................      102.8       257.6
  Other invested assets.....................................        1.6         4.6
Acquisitions of investments:
  Fixed maturities securities...............................     (458.3)     (631.8)
  Equity securities.........................................      (98.2)     (105.9)
  Mortgage loans on real estate.............................     (175.2)     (337.8)
  Real estate...............................................      (36.3)      (29.2)
  Other invested assets.....................................      (37.9)       (4.7)
  Policy loans, net.........................................       (9.6)      (28.2)
  Other, net................................................     (150.0)       16.0
Property, plant and equipment, net..........................      (28.9)      (14.7)
                                                              ---------   ---------
Net cash provided by/(used in) investing activities.........      231.1      (132.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt............................................      296.6          --
Repayments of debt..........................................     (284.3)      (29.2)
Receipts from annuity and universal life policies credited
  to policyholder account balances..........................    1,854.7     1,293.0
Return of policyholder's account balances on annuity and
  universal life policies...................................   (1,860.5)   (1,288.4)
Treasury stock repurchases..................................      (33.0)         --
Dividends paid to shareholders..............................         --       (14.2)
Payments to eligible policyholders..........................         --        (8.1)
                                                              ---------   ---------
Net cash (used in) financing activities.....................      (26.5)      (46.9)
                                                              ---------   ---------
Net (decrease)/increase in cash and cash equivalents........      104.4      (138.4)
Cash and cash equivalents, beginning of period..............      265.9       329.1
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   370.3   $   190.7
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

     The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the "Company"), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products and services to higher income individuals, particularly family builders, pre-retirees, and small business owners (see Note 3). The Company distributes its products primarily through its career agency sales force and various complementary distribution channels. These include sales of mutual funds sold by Enterprise Capital Management through third-party broker dealers, sales of protection products sold by the Company's U.S. Financial Life Insurance Company ("USFL") subsidiary through brokerage general agencies, sales of corporate-owned life insurance ("COLI") products by the Company's corporate marketing team and sales of a variety of financial products and services through the Company's Trusted Securities Advisors Corp. subsidiary. The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

2. BASIS OF PRESENTATION:

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999, which are presented in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for the comparative prior periods to conform those periods to the current presentation.

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

     Products comprising the protection products segment primarily include a wide range of insurance products, including; whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, group universal life and special-risk products. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits (see Note 4) and (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block (see Note 6). The Protection Products segment also includes the in-force business from last survivor universal life and last survivor whole life products. In its Accumulation Products segment, the Company primarily offers flexible premium variable annuities and proprietary retail mutual funds. The Accumulation Products segment also includes the in-force business from single premium deferred annuities and immediate annuities. The Company's other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company's proprietary investment products and, in addition, provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's field agency force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (see Note 4).

     Set forth in the table below is certain financial information with respect to the Company's operating segments as of September 30, 2000 and December 31, 1999 and for the three-month and nine-month periods ended September 30, 2000 and 1999, as well as amounts not allocated to the segments. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and certain nonrecurring items (e.g. items of an unusual or infrequent nature). In addition, all segment revenues are from external customers.

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

                     SEGMENT SUMMARY FINANCIAL INFORMATION

                                                            FOR THE THREE-MONTH    FOR THE NINE-MONTH
                                                               PERIODS ENDED         PERIODS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            --------------------   ------------------
                                                             2000         1999      2000        1999
                                                            -------      -------   ------      ------
                                                                         ($ IN MILLIONS)
PREMIUMS:
Protection Products(1)....................................  $ 24.3       $ 19.0    $ 77.6      $ 58.3
Accumulation Products.....................................     0.0         (0.2)      0.4         0.6
Other Products............................................     2.2          2.0       6.4         6.1
                                                            ------       ------    ------      ------
                                                            $ 26.5       $ 20.8    $ 84.4      $ 65.0
                                                            ======       ======    ======      ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products.......................................  $ 33.8       $ 29.9    $102.3      $ 91.5
Accumulation Products.....................................    17.3         17.8      53.8        53.8
Other Products............................................     0.1          0.1       0.9         0.4
                                                            ------       ------    ------      ------
                                                            $ 51.2       $ 47.8    $157.0      $145.7
                                                            ======       ======    ======      ======
NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON
  INVESTMENTS:
Protection Products(2)....................................  $ 96.1       $ 98.6    $367.7      $276.6
Accumulation Products.....................................    30.4         30.1     106.6        91.6
Other Products............................................    17.7         16.5      63.9        44.4
Reconciling amounts.......................................     8.5          1.8      17.4         3.0
                                                            ------       ------    ------      ------
                                                            $152.7       $147.0    $555.6      $415.6
                                                            ======       ======    ======      ======
OTHER INCOME:
Protection Products(3)(9).................................  $ 25.7       $ 33.5    $ 77.1      $ 88.8
Accumulation Products.....................................    29.8         24.1      92.5        68.1
Other Products............................................    16.2         19.4      60.3        57.9
Reconciling amounts.......................................     1.5          1.2       3.5         3.3
                                                            ------       ------    ------      ------
                                                            $ 73.2       $ 78.2    $233.4      $218.1
                                                            ======       ======    ======      ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                            FOR THE THREE-MONTH    FOR THE NINE-MONTH
                                                               PERIODS ENDED         PERIODS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            --------------------   ------------------
                                                             2000         1999      2000        1999
                                                            -------      -------   ------      ------
                                                                         ($ IN MILLIONS)
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products(13)...................................  $  9.2       $ 14.0    $ 37.4      $ 31.3
Accumulation Products.....................................     6.8          7.9      21.4        22.8
                                                            ------       ------    ------      ------
                                                            $ 16.0       $ 21.9    $ 58.8      $ 54.1
                                                            ======       ======    ======      ======
BENEFITS TO POLICYHOLDERS:(4)
Protection Products.......................................  $ 46.6       $ 33.7    $124.9      $107.4
Accumulation Products.....................................    16.4         17.6      53.4        54.9
Other Products............................................     7.8          7.5      19.5        21.9
Reconciling amounts.......................................     1.9          2.5       5.7         4.8
                                                            ------       ------    ------      ------
                                                            $ 72.7       $ 61.3    $203.5      $189.0
                                                            ======       ======    ======      ======
DIVIDENDS TO POLICYHOLDERS:
Protection Products.......................................  $  0.0       $  0.1    $ (0.2)     $ (0.7)
Accumulation Products.....................................     0.4          0.4       1.2         1.3
Other Products............................................     0.2          0.2       0.8         0.8
                                                            ------       ------    ------      ------
                                                            $  0.6       $  0.7    $  1.8      $  1.4
                                                            ======       ======    ======      ======
OTHER OPERATING COSTS AND EXPENSES:
Protection Products.......................................  $ 56.0       $ 59.2    $200.4      $190.0
Accumulation Products.....................................    26.2         24.7      87.1        75.9
Other Products............................................    24.7         22.0      78.3        66.5
Reconciling amounts.......................................     7.1         59.0      16.5        59.5
                                                            ------       ------    ------      ------
                                                            $114.0       $164.9    $382.3      $391.9
                                                            ======       ======    ======      ======
INCOME BEFORE INCOME TAXES:
Protection Products.......................................  $ 68.1       $ 74.0    $262.2      $187.2
Accumulation Products.....................................    27.7         21.2      90.2        59.2
Other Products............................................     3.5          8.3      32.9        19.6
Reconciling amounts.......................................     1.0        (58.5)     (1.3)      (58.0)
                                                            ------       ------    ------      ------
                                                            $100.3       $ 45.0    $384.0      $208.0
                                                            ======       ======    ======      ======

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
ASSETS:(7)
Protection Products(5)(10)..................................    $16,505.2       $16,164.5
Accumulation Products.......................................      5,859.6         6,175.0
Other Products..............................................      1,090.8         1,187.6
Reconciling amounts.........................................      1,136.7         1,209.2
                                                                ---------       ---------
                                                                $24,592.3       $24,736.3
                                                                =========       =========

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  AS OF           AS OF
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
DEFERRED POLICY ACQUISITION COSTS:
Protection Products(11).....................................    $ 1,105.0       $ 1,094.9
Accumulation Products.......................................        151.1           153.3
                                                                ---------       ---------
                                                                $ 1,256.1       $ 1,248.2
                                                                =========       =========
POLICYHOLDERS LIABILITIES:
Protection Products(6)(12)..................................    $10,261.8       $10,231.7
Accumulation Products.......................................      1,097.1         1,236.3
Other Products..............................................        392.2           418.9
Reconciling amounts.........................................         17.5            17.4
                                                                ---------       ---------
                                                                $11,768.6       $11,904.3
                                                                =========       =========
SEPARATE ACCOUNT LIABILITIES:(7)
Protection Products(8)......................................    $ 3,946.8       $ 3,843.5
Accumulation Products.......................................      4,313.3         4,548.9
Other Products..............................................        511.1           604.2
Reconciling amounts.........................................        786.2           832.3
                                                                ---------       ---------
                                                                $ 9,557.4       $ 9,828.9
                                                                =========       =========

---------------
 (1) Excludes $136.0 million and $144.2 million of individual life premiums in the Closed Block for the three-month periods ended September 30, 2000 and 1999, respectively, and $419.6 million and $448.6 million for the nine-month periods ended September 30, 2000 and 1999, respectively (see
     Note 6).

 (2) Excludes net investment income and net realized gains on investments in the Closed Block of $101.8 million and $96.7 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $289.9 million and $288.6 million for the nine-month periods ended September 30, 2000 and 1999, respectively (see Note 6).

 (3) Includes Group Pension Profits of $10.8 million and $21.5 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $29.0 million and $47.8 million for the nine-month period ended September 30, 2000 and 1999, respectively (see Note 4).

 (4) Includes interest credited to policyholders' account balances. Excludes $150.2 million and $147.6 million of benefits and interest credited to policyholders' account balances related to the Closed Block for the three-month periods ended September 30, 2000 and 1999, respectively, and $456.7 million and $466.0 million for the nine-month periods ended September 30, 2000 and 1999, respectively (see Note 6).

 (5) Includes assets transferred in the Group Pension Transaction of $4,980.8 million and $5,109.8 million as of September 30, 2000 and December 31, 1999, respectively (see Note 4).

 (6) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,500.7 million and $1,645.7 million as of September 30, 2000 and December 31, 1999, respectively (see Note 4).

 (7) Each segment includes separate account assets in an amount equal to the corresponding liability reported.

 (8) Includes separate account liabilities transferred in the Group Pension Transaction of $3,456.9 million and $3,432.7 million as of September 30, 2000 and December 31, 1999 respectively (see Note 4).

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

 (9) Includes $10.7 million and $9.5 million relating to the Contribution from the Closed Block for the three-month periods ended September 30, 2000 and 1999, respectively and $32.1 million and $31.4 million for the nine-month periods ended September 30, 2000 and 1999, respectively (see Note 6).

(10) Includes Closed Block assets of $6,218.2 million and $6,182.1 million as of September 30, 2000 and December 31, 1999, respectively (see Note 6).

(11) Includes deferred policy acquisition costs allocated to the Closed Block of $619.7 million and $689.9 million as of September 30, 2000 and December 31, 1999, respectively (see Note 6).

(12) Includes Closed Block policyholders' liabilities of $7,269.5 million and $7,241.0 million as of September 30, 2000 and December 31, 1999, respectively (see Note 6).

(13) Excludes $14.7 million and $19.4 million of amortization of deferred policy acquisition costs related to the Closed Block for the three-month periods ended September 30, 2000 and 1999, respectively, and $46.6 million and $54.5 million for the nine-month periods ended September 30, 2000 and 1999, respectively (see Note 6).

     The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively.

                                                              THREE-MONTH          NINE-MONTH
                                                             PERIODS ENDED       PERIODS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                            ----------------    ----------------
                                                             2000      1999      2000      1999
                                                            ------    ------    ------    ------
                                                            ($ IN MILLIONS)     ($ IN MILLIONS)
PREMIUMS:
Individual life(1)........................................  $24.1     $18.9     $ 77.2    $ 57.9
Group insurance...........................................    2.2       2.0        6.4       6.1
Disability income insurance...............................    0.2       0.1        0.4       0.4
Other.....................................................     --      (0.2)       0.4       0.6
                                                            -----     -----     ------    ------
     Total................................................  $26.5     $20.8     $ 84.4    $ 65.0
                                                            -----     -----     ------    ------
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Universal life............................................  $17.6     $17.7     $ 52.1    $ 54.4
Variable universal life...................................   12.4       9.2       38.5      25.8
Corporate sponsored variable universal life...............    1.2       0.9        3.4       3.0
Group universal life......................................    2.6       2.1        8.3       8.3
Individual variable annuities.............................   17.3      17.7       53.6      53.4
Individual fixed annuities................................    0.1       0.2        1.1       0.8
                                                            -----     -----     ------    ------
     Total................................................  $51.2     $47.8     $157.0    $145.7
                                                            =====     =====     ======    ======

---------------
(1) Excludes revenues from individual life in the Closed Block of $136.0 million and $144.2 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $419.6 million and $448.6 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

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

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
ASSETS:
General Account
Fixed Maturities: available for sale, at estimated fair
  value (amortized
  cost; $1,423.7 million and $1,532.4 million,
  respectively).............................................    $1,411.4        $1,510.0
  Mortgage loans on real estate.............................        54.7            98.5
  Real estate to be disposed of.............................          --            16.8
  Cash and cash equivalents.................................        35.2            25.3
  Accrued investment income.................................        22.6            26.5
                                                                --------        --------
     Total general account assets...........................     1,523.9         1,677.1
Separate account assets.....................................     3,456.9         3,432.7
                                                                --------        --------
     Total assets...........................................    $4,980.8        $5,109.8
                                                                ========        ========
LIABILITIES:
General Account(1)
  Policyholders' account balances...........................    $1,500.7        $1,645.7
  Other liabilities.........................................        11.1            20.7
                                                                --------        --------
     Total general account liabilities......................    $1,511.8        $1,666.4
                                                                --------        --------
Separate account liabilities(2).............................    $3,456.9        $3,432.7
                                                                --------        --------
     Total Liabilities......................................    $4,968.7        $5,099.1
                                                                ========        ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $76.0 million and $88.9 million as of September 30, 2000 and December 31, 1999, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $16.8 million and $20.3 million as of September 30, 2000 and December 31, 1999, respectively.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  FOR THE             FOR THE
                                                                THREE-MONTH          NINE-MONTH
                                                               PERIODS ENDED       PERIODS ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                              ----------------   ------------------
                                                              2000       1999     2000        1999
                                                              -----      -----   ------      ------
                                                                         ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................  $ 7.4      $ 5.4   $ 19.4      $ 17.5
Net investment income.......................................   27.8       31.6     86.2        98.2
Net realized gains on investments...........................    1.0       11.5      1.6        15.8
                                                              -----      -----   ------      ------
     Total Revenues.........................................   36.2       48.5    107.2       131.5
BENEFITS AND EXPENSES:
Interest Credited to policyholders' account balances........   21.7       22.4     64.9        67.9
Other operating costs and expenses..........................    3.7        4.6     13.3        15.8
                                                              -----      -----   ------      ------
     Total benefits and expenses............................   25.4       27.0     78.2        83.7
                                                              -----      -----   ------      ------
  Group Pension Profits.....................................  $10.8      $21.5   $ 29.0      $ 47.8
                                                              =====      =====   ======      ======

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

     On June 7, 1996, the New York State Supreme Court certified one of those cases, the Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, (now known as Defilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company) being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Company and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, and/or are being voluntarily held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted the Company's motion for summary judgment and dismissed all claims filed in the Goshen case against the Company. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

subsequently reaffirmed that, for purposes of the remaining New York General Business law claims, the class is now limited to New York purchases only, (and plaintiffs have appealed this aspect of the ruling), and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. The Company intends to defend itself vigorously against the sole remaining claim.

     b.) On November 16, 1999, The MONY Group, Inc. and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated
v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance, Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the plan of demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable dividend expectations of the closed block, and (ii) MONY violated Section 7312 by failing to develop and submit to the Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the Superintendent's order approving the plan of demutualization and/or directing the Superintendent to order MONY to increase the assets in the closed block, as well as unspecified monetary damages, attorneys' fees and other relief.

     In early January 2000, MONY and the Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdictional, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those letters, plaintiffs' counsel offered voluntarily to dismiss their complaint, and a stipulation and order to that effect was thereafter filed and approved by the court.

     On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differs from the complaint previously filed in federal court in two primary respects. First, it no longer asserts a claim for damages against the Superintendent, nor does its prayer for relief seek entry of an order vacating or modifying the Superintendent's decision or requiring the Superintendent to direct MONY to place additional assets into the closed block. Rather, it seeks an accounting and an order from the Court directing MONY to transfer additional assets to the closed block.

     Second, the new complaint contains claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claim violated both the Insurance Law and MONY's fiduciary duties).

     In order to challenge successfully the New York Superintendent's approval of the plan, plaintiffs would have to sustain the burden of showing that such approval was arbitrary and capricious or an abuse of discretion, made in violation of lawful procedures, affected by an error of law or not supported by substantial evidence. In addition, Section 7312 provides that MONY may ask the court to require the challenging party to give security for the reasonable expenses, including attorneys' fees, which may be incurred by MONY or the Superintendent or for which MONY may become liable, to which security MONY shall have recourse in such amount as the court shall determine upon the termination of the action.

     MONY and the Superintendent have moved to dismiss the state court complaint in its entirety on a variety of grounds. That motion is fully briefed and awaiting decision by the court. MONY believes that there

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

are substantial defenses to plaintiffs' claims and intends to defend itself vigorously.

     c.) In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings in connection with its businesses. The claimants in certain of these actions and proceedings seek damages of unspecified amounts.

     While the outcome of matters discussed in 5(a), 5(b) and 5(c) cannot be predicted with certainty, in the opinion of management, any additional liability beyond that recorded in the consolidated financial statements at September 30, 2000, resulting from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the present litigation will not have a material adverse effect on MONY.

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

     f.) At September 30, 2000, the Company had commitments to issue $10.5 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.85% to 9.15%. In addition, the Company had commitments to issue $115.3 million of fixed rate and floating rate commercial mortgage loans with interest rates ranging from 7.75% to 9.30%. The Company had commitments outstanding to purchase private fixed and floating rate maturity securities as of September 30, 2000 of $145.8 million with interest rates from 7.61% to 10.75%. At September 30, 2000, the Company had commitments to contribute capital to its equity partnership investments of $119.5 million.

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

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
ASSETS:
Fixed Maturities:
  Available for sale, at estimated fair value (amortized
     cost; $3,524.2 and $3,589.6, respectively).............    $3,449.8        $3,479.5
  Mortgage loans on real restate............................       539.9           443.0
  Policy loans..............................................     1,181.3         1,199.1
  Real estate...............................................        24.0            22.1
  Cash and cash equivalents.................................       145.0           111.3
  Premiums receivable.......................................         8.8            14.2
  Deferred policy acquisition costs.........................       619.7           689.9
  Other assets..............................................       249.7           223.0
                                                                --------        --------
     Total Closed Block assets..............................    $6,218.2        $6,182.1
                                                                ========        ========
LIABILITIES:
  Future policy benefits....................................    $6,790.1        $6,781.5
  Policyholders' account balances...........................       292.4           294.6
  Other Policyholders' liabilities..........................       187.0           164.9
  Other liabilities.........................................        40.8            62.3
                                                                --------        --------
     Total Closed Block liabilities.........................    $7,310.3        $7,303.3
                                                                ========        ========

                                                      FOR THE THREE-     FOR THE NINE-
                                                           MONTH             MONTH
                                                       PERIODS ENDED     PERIODS ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                      ---------------   ---------------
                                                       2000     1999     2000     1999
                                                      ------   ------   ------   ------
                                                               ($ IN MILLIONS)
REVENUES:
Premiums............................................  $136.0   $144.2   $419.6   $448.6
Net investment income...............................   101.8     96.7    289.9    288.6
Net realized gains (losses) on investments..........      --       --                --
Other income........................................     0.6      0.4      1.7      1.1
                                                      ------   ------   ------   ------
     Total revenues.................................   238.4    241.3    711.2    738.3
                                                      ------   ------   ------   ------
BENEFITS AND EXPENSES:
Benefits to policyholders...........................   148.0    145.5    450.2    459.5
Interest credited to policyholders' account
  balances..........................................     2.2      2.1      6.5      6.5
Amortization of deferred policy acquisition costs...    14.7     19.4     46.6     54.5
Dividends to policyholders..........................    60.4     63.4    169.1    179.8
Other operating costs and expenses..................     2.4      1.4      6.7      6.6
                                                      ------   ------   ------   ------
     Total benefits and expenses....................   227.7    231.8    679.1    706.9
                                                      ------   ------   ------   ------
Contribution from the Closed Block..................  $ 10.7   $  9.5   $ 32.1   $ 31.4
                                                      ======   ======   ======   ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     For the three-month periods ended September 30, 2000 and 1999, there were $5.6 million and $0.0 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block. For the nine-month periods ended September 30, 2000 and 1999, there were $10.1 million and $0.0 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block. At September 30, 2000 and December 31, 1999, there were $5.5 million and $0.0 million, respectively, of fixed income securities that were non-income producing for the twelve months preceding such dates. At September 30, 2000 and December 31, 1999, there were no non-income producing mortgage loans for the twelve months preceding such dates in the Closed Block.

7. EXTRAORDINARY AND OTHER ITEMS:

     a) On January 12, 2000, the Company announced a plan to repurchase up to 5% of the outstanding common shares of the Company or approximately 2.4 million shares. Under the plan, the Company may repurchase such shares from time to time, as market conditions and other factors warrant. The plan may be discontinued at any time. As of September 30, 2000, 1,095,900 shares had been repurchased at a cost of approximately $33 million.

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

     d) On March 8, 2000, the Holding Company issued $300.0 million principal amount of senior notes (the "Senior Notes") pursuant to the aforementioned Shelf Registration. The Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the Holding Company to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes", respectively), which were outstanding at December 31, 1999. The balance of the net proceeds from the issuance of the Senior Notes was retained by the Holding Company for general corporate purposes. In the third quarter of 2000, the Company repurchased another $6.5 million face amount of the 11.25% Notes.

     As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded a pre-tax tax loss of $56.5 million ($36.7 million after tax) during the first quarter of 2000 and $1.6 million ($1.0 million after tax) during the third quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $51.1 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company's income statement for the nine-month period ended September 30, 2000.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

8. ACQUISITION OF THE ADVEST GROUP, INC.:

     On August 23, 2000, The MONY Group Inc, and The Advest Group, Inc. ("Advest"), entered into a definitive Agreement and Plan of Merger, dated as of August 23, 2000 (the "merger agreement"), providing, for the acquisition of Advest by MONY Group Inc.. Advest is a diversified financial services company providing securities brokerage, trading, investment banking, trust and asset management services. The merger agreement provides that the value of the consideration to be received by Advest shareholders will be fixed five days prior to the transaction closing date using the 10-day average closing price of MONY's shares at that time. Advest stockholders may elect to receive the consideration in shares of MONY common stock, an equivalent value in cash based upon the average closing price of MONY's shares, or a combination of cash and shares of MONY common stock. These elections will then be adjusted, as necessary, on a pro rata basis, to produce an aggregate consideration consisting of 49.9% cash and 50.1% MONY common stock.

     The business combination will be accounted for under the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair values. The consummation of the merger, which is pending certain regulatory approvals, is expected to occur on or about December 31, 2000. Details of the proposed merger, including a copy of the merger agreement has been filed with the Securities and Exchange Commission on Form S-4 and mailed to all shareholders.

9. NEW ACCOUNTING PRONOUNCEMENTS:

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

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's results of operations is based on the results of the Closed Block combined on a line by line basis with the results of operations outside the Closed Block (hereafter referred to as "combined basis"), for such respective periods as further discussed below. The discussion and analysis of the Company's financial condition and results of operations presented below should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes to the unaudited interim condensed consolidation financial statements included elsewhere herein and the Company's 1999 Annual Report on Form 10-K.

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

     The pre-tax Contribution from the Closed Block for the three-month periods ended September 30, 2000 and 1999 was $10.7 million and $9.5 million, respectively, and $32.1 million and $31.4 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

SEGMENTS

     For management and reporting purposes, the Company's business is organized in two principal operating segments, the "Protection Products" segment and the "Accumulation Products" segment. Substantially all of the Company's other business activities are combined and reported in the "Other Products" segment. In its Protection Products segment, the Company currently offers a wide range of individual life insurance products, including; whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, group universal life and special risk products. The Protection Products segment also includes the in-force business from sales of last survivor universal life and last survivor whole life. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the related profits therefrom (see Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein), and (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block (see Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein). In its Accumulation Products segment, the Company primarily offers flexible premium variable annuities and proprietary retail mutual funds. The Accumulation Products segment also includes the in-force business from single premium deferred annuities and immediate annuities. The Company's Other Products segment primarily consists of a securities broker-dealer operation, an insurance brokerage operation and certain runoff businesses which consist primarily of group life and health business, as well as group pension business that was not included in the Group Pension Transaction. In addition to selling the Company's proprietary investment products, the securities broker-dealer operation provides customers of the Company's protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers.

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

     The following tables present the Company's consolidated and segment results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 on the aforementioned combined basis. Management's Discussion and Analysis, which follows this table, discusses the Company's consolidated and segment results of operations on a combined basis unless otherwise noted. See
Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements for a summarized Closed Block income statement.

                             RESULTS OF OPERATIONS

                                                         FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                                  -----------------------------------------------------------------
                                                  PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                                  ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums........................................    $160.3        $  --       $ 2.2       $  --           $162.5
Universal life and investment-type product
  policy fees...................................      33.8         17.3         0.1          --             51.2
Net investment income and realized gains on
  investments...................................     197.9         30.4        17.7         8.5            254.5
Group Pension Profits(2)........................      10.8           --          --          --             10.8
Other income....................................       4.8         29.8        16.2         1.5             52.3
                                                    ------        -----       -----       -----           ------
                                                     407.6         77.5        36.2        10.0            531.3
                                                    ------        -----       -----       -----           ------
BENEFITS AND EXPENSES:
Benefits to policyholders.......................     182.7          4.2         5.2         1.9            194.0
Interest credited to policyholders' account
  balances......................................      14.1         12.2         2.6          --             28.9
Amortization of deferred policy acquisition
  costs.........................................      23.9          6.8          --          --             30.7
Dividends to policyholders......................      60.4          0.4         0.2          --             61.0
Other operating costs and expenses..............      58.4         26.2        24.7         7.1            116.4
                                                    ------        -----       -----       -----           ------
                                                     339.5         49.8        32.7         9.0            431.0
                                                    ------        -----       -----       -----           ------
Income before income taxes and extraordinary
  item..........................................    $ 68.1        $27.7       $ 3.5       $ 1.0            100.3
                                                    ======        =====       =====       =====
Income tax expense..............................                                                            33.1
                                                                                                          ------
Income before extraordinary item................                                                            67.2
Extraordinary item..............................                                                             1.0
                                                                                                          ------
Net Income......................................                                                          $ 66.2
                                                                                                          ======

                                                         FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                                  -----------------------------------------------------------------
                                                  PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                                  ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums........................................    $163.2        $(0.2)      $ 2.0       $   --          $165.0
Universal life and investment-type product
  policy fees...................................      29.9         17.8         0.1           --            47.8
Net investment income and realized gains on
  investments...................................     195.3         30.1        16.5          1.8           243.7
Group Pension Profits(2)........................      21.5           --          --           --            21.5
Other income....................................       2.9         24.1        19.4          1.2            47.6
                                                    ------        -----       -----       ------          ------
                                                     412.8         71.8        38.0          3.0           525.6
                                                    ------        -----       -----       ------          ------
BENEFITS AND EXPENSES:
Benefits to policyholders.......................     169.3          4.0         4.6          2.5           180.4
Interest credited to policyholders' account
  balances......................................      12.0         13.6         2.9           --            28.5
Amortization of deferred policy acquisition
  costs.........................................      33.4          7.9          --           --            41.3
Dividends to policyholders......................      63.5          0.4         0.2           --            64.1
Other operating costs and expenses..............      60.6         24.7        22.0         59.0           166.3
                                                    ------        -----       -----       ------          ------
                                                     338.8         50.6        29.7         61.5           480.6
                                                    ------        -----       -----       ------          ------
Income before income taxes and extraordinary
  item..........................................    $ 74.0        $21.2       $ 8.3       $(58.5)           45.0
                                                    ======        =====       =====       ======
Income tax expense..............................                                                            15.5
                                                                                                          ------
Income before extraordinary item................                                                            29.5
Extraordinary item..............................                                                             1.9
                                                                                                          ------
Net Income......................................                                                          $ 27.6
                                                                                                          ======

                                                         FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                                  -----------------------------------------------------------------
                                                  PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                                  ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums........................................    $497.2        $ 0.4       $ 6.4       $   --          $504.0
Universal life and investment-type product
  policy fees...................................     102.3         53.8         0.9           --           157.0
Net investment income and realized gains on
  investments...................................     657.6        106.6        63.9         17.4           845.5
Group Pension Profits(2)........................      29.0           --          --           --            29.0
Other income....................................      17.7         92.5        60.3          3.5           174.0
                                                    ------        -----       -----       ------          ------
                                                   1,303.8        253.3       131.5         20.9         1,709.5
                                                    ------        -----       -----       ------          ------
BENEFITS AND EXPENSES:
Benefits to policyholders.......................     541.8         17.2        12.4          5.7           577.1
Interest credited to policyholders' account
  balances......................................      39.8         36.2         7.1           --            83.1
Amortization of deferred policy acquisition
  costs.........................................      84.0         21.4          --           --           105.4
Dividends to policyholders......................     168.9          1.2         0.8           --           170.9
Other operating costs and expenses..............     207.1         87.1        78.3         16.5           389.0
                                                    ------        -----       -----       ------          ------
                                                   1,041.6        163.1        98.6         22.2         1,325.5
                                                    ------        -----       -----       ------          ------
Income before income taxes and extraordinary
  item..........................................    $262.2        $90.2       $32.9       $ (1.3)         $384.0
                                                    ======        =====       =====       ======
Income tax expense..............................                                                           130.8
                                                                                                          ------
Income before extraordinary items...............                                                           253.2
Extraordinary items.............................                                                            37.7
                                                                                                          ------
Net Income......................................                                                          $215.5
                                                                                                          ======

                                                         FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                                  -----------------------------------------------------------------
                                                  PROTECTION   ACCUMULATION   OTHER   RECONCILING(1)   CONSOLIDATED
                                                  ----------   ------------   -----   --------------   ------------
REVENUES:
Premiums........................................    $506.9        $ 0.6       $ 6.1       $               $513.6
Universal life and investment-type product
  policy fees...................................      91.5         53.8         0.4                        145.7
Net investment income and realized gains on
  investments...................................     565.2         91.6        44.4          3.0           704.2
Group Pension Profits(2)........................      47.8           --          --                         47.8
Other income....................................      10.7         68.1        57.9          3.3           140.0
                                                    ------        -----       -----       ------          ------
                                                   1,222.1        214.1       108.8          6.3         1,551.3
                                                    ------        -----       -----       ------          ------
BENEFITS AND EXPENSES:
Benefits to policyholders.......................     537.1         13.1        12.8          4.8           567.8
Interest credited to policyholders' account
  balances......................................      36.3         41.8         9.1           --            87.2
Amortization of deferred policy acquisition
  costs.........................................      85.8         22.8          --           --           108.6
Dividends to policyholders......................     179.1          1.3         0.8           --           181.2
Other operating costs and expenses..............     196.6         75.9        66.5         59.5           398.5
                                                    ------        -----       -----       ------          ------
                                                   1,034.9        154.9        89.2         64.3         1,343.3
                                                    ------        -----       -----       ------          ------
Income before income taxes......................    $187.2        $59.2       $19.6       $(58.0)          208.0
                                                    ======        =====       =====       ======
Income tax expense..............................                                                            71.1
                                                                                                          ------
Income before extraordinary items...............                                                           136.9
Extraordinary items.............................                                                             1.9
                                                                                                          ------
Net Income......................................                                                          $135.0
                                                                                                          ======

---------------
(1) Amounts reported as "reconciling" primarily relate to: (i) certain expenses related to the Company's employee benefit plans, and (ii) revenues and expenses of the MONY Group.

(2) See Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements contained herein.

  Three-Month Period Ended September 30, 2000
  Compared to the Three-Month Period Ended September 30, 1999.

     Premiums--

     Premium revenue was $162.5 million for the three-month period ended September 30, 2000, a decrease of $2.5 million, or 1.5% from $165.0 million reported for the comparable prior year period ended September 30, 1999. Substantially all of the decrease related to traditional life insurance products offered through the Company's Protection Products segment. The decrease was primarily comprised of lower renewal premiums of $8.6 million due to the reduction of the in-force block, offset by an increase of $3.8 million and $1.3 million in new and renewal premiums, respectively, on special risk term insurance products offered by the Company's subsidiary, U.S. Financial Life Insurance Company ("USFL"). The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution and the improvement of its financial strength ratings since being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See "New Business Information" for a discussion regarding period to period sales and related trends.

     Universal life and investment-type product policy fees--

     Universal life and investment-type product policy fees were $51.2 million for three-month period ended September 30, 2000, an increase of $3.4 million, or 7.1% from $47.8 million reported for the comparable prior year period ended September 30, 1999. The increase consisted primarily of higher Protection Products segment fees of $3.9 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company's variable universal life ("VUL") business of approximately $3.2 million. For the three-month period ended September 30, 2000, the Company reported total fees from its VUL business of $12.4 million, as compared to $9.2 million reported for comparable prior year period. The increase in VUL fees resulted primarily from new sales of such business and the growing in-force block.

     Net investment income and realized gains on investments --

     Net investment income was $231.6 million for the three-month period ended September 30, 2000, an increase of $12.3 million, or 5.6%, from $219.3 million reported for the comparable prior year period. The increase in net investment income is primarily related to an increase in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of or investment in equity securities issued by such companies. For the three-month period ended September 30, 2000, the Company earned $49.1 million relating to such partnership investments, an increase of $11.1 million from $38.0 million recorded for the three-month period ended September 30, 1999. The balance of the increase in investment income resulted from other invested asset categories collectively and is primarily attributable to higher yields and an increase in average invested assets. As of September 30, 2000, invested assets were $10,913.2 million (including cumulative unrealized losses of $147.9 million on fixed maturity securities) compared to $10,810.2 million (including cumulative unrealized losses of $102.2 million on fixed maturity securities) for the prior period. At September 30, 2000, fixed maturity securities, mortgage loans and real estate represented approximately 59.9%, 15.2% and 2.9%, respectively, of total invested assets, as compared to 61.4%, 15.5% and 4.0%, respectively, at September 30, 1999. The annualized yield on the Company's invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 8.4% and 9.2%, respectively, for the three-month period ended September 30, 2000, as compared to 8.1% and 9.0%, respectively, for the three-month period ended September 30, 1999. See "Investments -- Results by Asset Category."

     Net realized capital gains were $22.9 million for the three-month period ended September 30, 2000, a decrease of $1.5 million, or 6.1%, from gains of $24.4 million reported for the comparable prior year period. The following table sets forth the components of net realized gains (losses) for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999.

                                                              FOR THE THREE-MONTH
                                                                 PERIODS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                               2000          1999
                                                              ------        ------
Real estate.................................................  $16.0         $12.8
Equity securities...........................................   (3.2)          3.5
Fixed maturities............................................   (6.4)         (0.7)
Mortgage loans..............................................   16.8           2.5
Other.......................................................   (0.3)          6.3
                                                              -----         -----
                                                              $22.9         $24.4
                                                              =====         =====

     As of September 30, 2000, the Company had approximately $98.0 million of additional pretax gains related to its venture capital limited partnership investments that may be realized in the future subject to market fluctuation.

     Net investment income and net realized gains on investments are allocated to the Company's segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See "Segments."

     Group Pension Profits --

     Group Pension Profits were $10.8 million for the three-month period ended September 30, 2000, a decrease of $10.7 million, or 49.8%, from $21.5 million in the comparable prior year period ended September 30, 1999. Group Pension Profits for the three-month periods ended September 30, 2000 and 1999, consisted of $11.0 million and $5.0 million, respectively, of Group Pension Payments and ($0.2) million and $16.5 million, respectively relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction as well as certain adjustments relating to policyholder liabilities. The decrease of $10.7 million in the Group

Pension Profits is primarily due to lower investment gains of $10.5 million from lower gains on real estate sales.

     For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to
Note 4 of the Unaudited Interim Condensed Consolidated Financial Statements included herein. Management expects that Group Pension Profits will decline in future periods through the termination of the Group Pension Transaction on December 31, 2002 consistent with the continuing run-off of the underlying business.

     Other income --

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $52.3 million for the three-month period ended September 30, 2000, an increase of $4.7 million, or 9.9%, from $47.6 million reported for the comparable prior year period. The increase was primarily due to higher income of $1.9 million and $5.7 million in the Protection Products segment and the Accumulation Products segment, respectively. This was offset by a $3.2 million decrease in income in the Other Products segment primarily due to a decrease in commissions earned from the Company's broker-dealer operations, as a result of unfavorable market conditions.

     The increase in income recorded in the Protection Products segment of $1.9 million is primarily due to an increase in the cash surrender value of the Company's Corporate Owned Life Insurance ("COLI"). In the second quarter of 2000, the Company purchased COLI from a third party insurance company to better hedge changes in its nonqualified employee benefit liabilities. The increase in income recorded in the Accumulation Products segment was primarily attributable to higher fees of $5.5 million from advisory, underwriting and distribution services in the Company's mutual fund management operations as assets under management increased to approximately $8.6 billion at September 30, 2000 from $7.6 billion at September 30, 1999.

     Benefits to policyholders --

     Benefits to policyholders were $194.0 million for the three-month period ended September 30, 2000, an increase of $13.6 million, or 7.5%, from $180.4 million reported for comparable prior year period. The increase consisted primarily of higher benefits in the Company's Protection Product segment due to
(i) higher death claims of approximately $5.2 million in the Closed Block and approximately $7.4 million on Open Block traditional business, and (ii) an increase in death claims of $4.3 million in USFL, consistent with the growing in-force block offset by (a) lower change in traditional reserves of $4.1 million (of which approximately $3.0 million was in the Closed Block).

     Interest credited to policyholders' account balances --

     Interest credited to policyholders' account balances was $28.9 million for the three-month period ended September 30, 2000, an increase of $0.4 million, or 1.4%, from $28.5 million reported for the comparable prior year period. The increase consisted of higher interest crediting of $2.1 million in the Company's Protection Products segment due to a $1.3 million increase in CSVUL consistent with an increase in the general account fund values of this product. This was offset by lower interest crediting of $1.4 million in the Company's Accumulation Products segment primarily due to lower interest crediting on single premium deferred annuities ("SPDA") of $1.2 million. During the third quarter of 2000, SPDA account values decreased from approximately $336.6 million to approximately $318.3 million. The decrease in account value was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products as well as the aging of the in-force block of business.

     Amortization of deferred policy acquisition costs --

     Amortization of deferred policy acquisition costs ("DAC") was $30.7 million for the three-month period ended September 30, 2000, a decrease of $10.6 million, or 25.7%, from $41.3 million reported in the comparable prior year period. The decrease primarily resulted from lower amortization in the Protection Products segment of approximately $9.5 million primarily due to higher benefit claims.

     Dividends to policyholders --

     Dividends to policyholders were $61.0 million for three-month period ended September 30, 2000, a decrease of $3.1 million, or 4.8%, from $64.1 million reported for the comparable prior year period. The decrease, substantially all of which occurred in the Protection Products segment, resulted primarily from a reduction in the additional dividend liability established in the Closed Block as of September 30, 2000, as compared to September 30, 1999. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Such additional dividend liability will be reduced in future periods to the extent that the results of such future periods are less than assumed in establishing the Closed Block, but not below zero. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block (November 16, 1998) will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses --

     Other operating costs and expenses were $116.4 million for the three-month period ended September 30, 2000, a decrease of $49.9 million, or 30.0%, from $166.3 million reported for the comparable prior year period. The decrease consisted of $51.9 million attributable to Reconciling Items, which consisted of to a one time restructuring charge of $58.9 million in connection to the early retirement program during the third quarter of 1999 (See Note 8(d) to the unaudited interim condensed consolidated financial statements). This was offset by higher expenses of $1.9 million, $2.1 million, and $1.7 million of cost directly attributable to the Protection products Accumulation Product and Other Product Segments, respectively. To the extent that costs are not directly identifiable with an operating segment, such costs are allocated to the Company's operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company's product pricing (see "Segments").

     The increase of $1.9 million of costs directly attributable to the Protection Products segment primarily consisted of $1.4 million of higher expenses related to USFL. The increase of $2.1 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $1.7 million in costs directly attributable to the Other Products segment primarily consisted of $1.8 million in expenses attributable to the Company's investment in a start-up insurance brokerage operations in Brazil. Other allocable costs increased primarily due to an increase in incentive compensation partially attributable to an increase in equity partnership income.

 Nine-month Period Ended September 30, 2000 Compared to the Nine-month Period
  Ended September 30, 1999.

     Premiums --

     Premium revenue was $504.0 million for the nine-month period ended September 30, 2000, a decrease of $9.6 million, or 1.9% from $513.6 million reported for the comparable prior year period ended September 30, 1999. Substantially all of the decrease related to traditional life insurance products offered through the Company's Protection Products segment. The decrease was comprised of (i) lower new premiums of $10.4 million, and (ii) lower renewal premiums of $18.2 million due to the reduction of the in-force block of business, offset by (i) higher single premium of $1.4 million, and (ii) an increase in USFL of $17.5 million in premiums of which $15.9 million represented new premiums on special risk term insurance products. The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution and the improvement of its financial strength ratings since being acquired by the Company. Also contributing to the increase in premiums generated by USFL was an abnormally high volume of applications received in the 4th quarter of 1999, which management attributes to customers' anticipation of higher rates resulting from new regulation, known as "Triple X", requiring companies to increase reserves on term life insurance business. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See "New business Information" for a discussion regarding period to period sales and related trends.

     Universal life and investment-type product policy fees --

     Universal life and investment-type product policy fees were $157.0 million for nine-month period ended September 30, 2000, an increase of $11.3 million, or 7.8% from $145.7 million reported for the comparable prior year period ended September 30, 1999. The increase consisted primarily of higher Protection Products segment fees of $10.8 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company's VUL business of approximately $12.7 million, offset by higher ceded reinsurance of $3.5 million across the Protection Products segment. For the nine-month period ended September 30, 2000, the Company reported total fees from its VUL business of $38.5 million, as compared to $25.8 million reported for the comparable prior year period. The increase in fees resulted primarily from new sales of such business and the growing in-force block.

     Net investment income and realized gains on investments --

     Net investment income was $812.9 million for the nine-month period ended September 30, 2000, an increase of $209.4 million, or 34.7%, from $603.5 million reported for the comparable prior year period. The increase in net investment income is primarily related to an increase in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of or investment in equity securities issued by such companies. For the nine-month period ended September 30, 2000, the Company earned $258.9 million relating to such partnership investments, an increase of $189.0 million from $69.9 million recorded for the nine-month period ended September 30, 1999. The balance of the increase in investment income resulted from other invested asset categories collectively and is primarily attributable to higher yields and an increase in average invested assets. As of September 30, 2000, invested assets were $10,913.2 million (including cumulative unrealized losses of $147.9 million on fixed maturity securities) compared to $10,810.2 million (including cumulative unrealized losses of $102.2 million on fixed maturity securities) for the prior period. At September 30, 2000, fixed maturity securities, mortgage loans and real estate represented approximately 59.9%, 15.2% and 2.9%, respectively, of total invested assets, as compared to 61.4%, 15.5% and 4.0%, respectively, at September 30, 1999. The annualized yield on the Company's invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 9.8% and 10.2%, respectively, for the nine-month periods ended September 30, 2000, as compared to 7.5% and 8.7%, respectively, for the nine-month period ended September 30, 1999. See "Investments -- Results by Asset Category."

     Net realized capital gains were $32.6 million for the nine-month period ended September 30, 2000, a decrease of $68.1 million, or 67.6% from $100.7 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999.

                                                              FOR THE NINE-MONTH
                                                                 PERIOD ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               2000         1999
                                                              -------      ------
Real estate.................................................  $ 18.5       $47.6
Equity securities...........................................    13.8        41.8
Fixed maturities............................................   (19.3)        4.8
Mortgage loans..............................................    19.6         1.9
Other.......................................................     0.0         4.6
                                                              ------       -----
                                                                32.6       100.7
                                                              ======       =====

     As of September 30, 2000, the Company had approximately $98.0 million of additional pretax gains related to its venture capital limited partnership investments that may be realized in the future subject to market fluctuations.

     Net investment income and net realized gains on investments are allocated to the Company's segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See "Segments".

     Group Pension Profits --

     Group Pension Profits were $29.0 million for the nine-month period ended September 30, 2000, a decrease of $18.8 million, or 39.3%, from $47.8 million in the comparable prior year period ended September 30, 1999. Group Pension Profits for the nine-month periods ended September 30, 2000 and 1999, consisted of $18.6 million and $21.4 million, respectively, of Group Pension Payments and $10.4 million and $26.4 million, respectively relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension Transaction as well as certain adjustments relating to policyholder liabilities. The decrease of $18.8 million in the Group Pension Profits is due to lower investment gains of $14.2 million from lower gains on sales of real estate and lower mortgage recoveries on valuation allowances in 2000, as well as lower income of $4.6 million due to the run off of the Group Pension business.

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

     Other income --

     Other income (which consists primarily of fees earned by the Company's mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $174.0 million for the period ended September 30, 2000, an increase of $34.0 million, or 24.3%, from $140.0 million reported for the comparable prior period. The increase was primarily due to higher income of $7.0 million, $24.4 million and $2.4 million in the Protection Products, Accumulation Products and Other Products segments, respectively. The increase in the Protection Products segment was primarily attributable to an increase in the cash surrender value of the Company's COLI contract. In the second quarter of 2000, the Company purchased COLI from a third party insurance company to better hedge changes in its nonqualified employee benefit liabilities. The increase in income recorded in the Accumulation Products segment was primarily attributable to higher fees earned by the Company's mutual fund management operations. The Company's mutual fund management operations reported $81.4 million in fees from advisory, underwriting and distribution services in the nine-month period ended September 30, 2000, as compared to $ 61.2 million reported in the comparable prior period ended September 30, 1999, as assets under management increased to approximately $8.6 billion at September 30, 2000 from $7.6 billion at September 30, 1999. In addition, income from supplementary contracts increased $4.0 million in the nine-month period ended September 30, 2000 as compared to the comparable prior year period as interest rates on new supplementary contracts have increased, making them more attractive. The increase in income recorded in the Other Products segment was primarily due to higher commissions earned by the Company's insurance brokerage operation.

     Benefits to policyholders --

     Benefits to policyholders were $577.1 million for the nine-month period ended September 30, 2000, an increase of $9.3 million, or 1.6%, from $567.8 million reported in the comparable prior year period. The increase consisted primarily of higher death benefits in the Company's Protection Product segment due to (i) higher death claims of approximately $6.6 million in the Closed Block and approximately $6.6 million on open block traditional business, and (ii) an increase in death claims of $10.4 million in USFL, consistent with the growing in-force block, offset by lower change in traditional reserves of $14.5 million (of which approximately $12.1 million was in the Closed Block).

     Interest credited to policyholders' account balances --

     Interest credited to policyholders' account balances was $83.1 million for the nine-month period ended September 30, 2000, a decrease of $4.1 million, or 4.7%, from $87.2 million reported for the comparable prior year period. The decrease consisted primarily of lower interest crediting of $5.6 million in the company's Accumulation Products segment on SPDA and other annuity business of $3.4 million and $2.2 million, respectively. During the nine-month period ended September 30, 2000, SPDA account value decreased approximately $61.2 million to $318.3 million. The decrease in account value in the nine-month period ended September 30, 2000 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products as well as the aging of the in-force block of business.

     Amortization of deferred policy acquisition costs --

     Amortization of deferred policy acquisition costs ("DAC") was $105.4 million for the nine-month period ended September 30, 2000, a decrease of $3.2 million, or 2.9%, from $108.6 million reported in the comparable prior year period. The decrease primarily resulted from lower amortization in the Protection Products and Accumulation Products segment of approximately $1.8 million and $1.4 million, respectively. The decrease in DAC amortization in the Protection Products segment primarily consisted of: (i) $5.4 million of lower amortization related to the Company's traditional business, (ii) lower amortization in CSVUL business of $0.8 million, due to higher death claims, offset by higher amortization of $1.3 million in UL business due to lower death claims. The decrease in DAC amortization in the Accumulation Products segment was primarily due to the growing levels of exchange activity to the Company's new variable annuity product and related expectations of better future persistency. Almost $900 million of old variable annuities had been exchanged in the nine month period ended September 30, 2000 compared to approximately $440 million in the comparable prior year period.

     Dividends to policyholders --

     Dividends to policyholders were $170.9 million for the nine-month period ended September 30, 2000, a decrease of $10.3 million, or 5.7%, from $181.2 million reported for the comparable prior period. The decrease, substantially all of which occurred in the Protection Products segment, resulted primarily from a reduction in the additional dividend liability established in the Closed Block as of September 30, 2000, as compared to September 30, 1999. As further discussed in Note 6 to the Unaudited Interim Condensed Consolidated

Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Such additional dividend liability will be reduced in future periods to the extent that the results of such future periods are less than assumed in establishing the Closed Block, but not below zero. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block (November 16, 1998) will be recognized in the Company's income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses --

     Other operating costs and expenses were $389.0 million for the nine-month period ended September 30, 2000, a decrease of $9.5 million, or 2.4%, from $398.5 million reported for the comparable prior year period. The decrease primarily consisted of $43.0 million of reconciling items, which was primarily attributable to a one time restructuring charge of $58.9 million in connection to the early retirement program during the third quarter of 1999. This was offset by higher expenses of $8.6 million, $11.1 million, $10.1 million of cost directly attributable to the Protection Product, Accumulation Product and Other Product Segments, respectively. To the extent that costs are not directly identifiable with an operating segment, such costs are allocated to the Company's operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company's product pricing (see "Segments").

     The increase of $8.6 million in costs directly attributable to the Protection Products segment consisted of $5.6 million related to an increase in USFL's expenses, consistent with an increase in USFL's sales activity, and an increase of $3.0 million in costs related to the company's international insurance operations. The increase of $11.1 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company's mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $10.1 million in costs directly attributable to the Other Products segment primarily consisted of higher commissions and other expenses incurred by the Company's broker-dealer operations of $5.3 million, and $3.0 million in higher cost in connection with the Company's investment in its international brokerage operations. Other allocable costs increased primarily due to an increase in incentive compensation partially attributable to an increase in equity partnership income offset by decreases in company benefit plan expenses.

NEW BUSINESS INFORMATION

     The Company distributes its products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers,
(ii) sales of Protection Products by the Company's USFL subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company's corporate marketing team, and (iv) sales of a variety of financial products and services through the Company's Trusted Advisors subsidiary.

     The table below and discussion which follows presents certain information with respect to the Company's sales of protection products during the three-month and nine-month periods ended September 30, 2000 and 1999 by source of distribution. Management uses this information to measure the Company's sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance

Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises.

                                                                 FOR THE          FOR THE
                                                               THREE-MONTH      NINE-MONTH
                                                              PERIODS ENDED    PERIODS ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2000    1999     2000     1999
                                                              -----   -----   ------   ------
                                                                      ($ IN MILLIONS)
SOURCE OF DISTRIBUTION
PROTECTION PRODUCTS(1):
Career Distribution(2)......................................  $19.5   $21.7   $ 62.7   $ 71.3
Complementary Distribution..................................   76.3     8.9    142.6     51.4
                                                              -----   -----   ------   ------
     Total New Annualized Life Insurance Premiums...........  $95.8   $30.6   $205.3   $122.7
                                                              =====   =====   ======   ======

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

    Protection Segment -- New Business Information for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999.

     Total new annualized and single life insurance premiums for the three-month period ended September 30, 2000 were $95.8 million, an increase of $65.2 million from $30.6 million in the comparable prior year period. The increase was primarily attributable to: (i) an increase in sales of USFL products through brokerage general agencies from $7.7 million to $10.2 million resulting from the expansion of its distribution and the improvement of its financial strength ratings since being acquired by the Company, and (ii) an increase in sales of corporate-owned life insurance ("COLI") from $1.2 million to 65.7 million resulting from improved ratings and aggressive marketing efforts. COLI are large premium cases that typically fluctuate over the course of the year.

     New life insurance premiums from the career agency system (first-year and single premiums) were $19.5 million for the three-month period ended September 30, 2000, compared to $21.7 million for the three month period ended September 30, 1999, U.S. career agency sales were level with the previous year while international sales declined as expected, due to the formation of a Brazilian based insurance brokerage operation and the transfer of sales agents to the Brazilian insurance broker.

    Protection Segment -- New Business Information for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999.

     Total new annualized and single life insurance premiums for the nine-month period ended September 30, 2000 were $205.3 million, an increase of $82.6 million from $122.7 million for the comparable prior year period. The increase was primarily attributable to: (i) an increase in sales of USFL products through brokerage general agencies of $12.8 million resulting from the expansion of its distribution and the improvement of its financial strength ratings since being acquired by the Company and (ii) an increase in sales of COLI from $33.9 million to $110.4 million in the third quarter of 2000 resulting from improved ratings and aggressive marketing efforts.

     New career agency life insurance premiums (first-year and single premiums) were $62.7 million in the nine-month period ended September 30, 2000, a decrease of $8.6 million from the comparable prior year period. The decrease is primarily attributable to an unusually large case that was written during the first half of 1999.

     Accumulation Segment --

     The table below and discussion which follows presents certain information with respect to the Company's sales of accumulation products. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented.

                                                                 FOR THE          FOR THE
                                                               THREE-MONTH      NINE-MONTH
                                                              PERIODS ENDED    PERIODS ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2000    1999     2000     1999
                                                              -----   -----   ------   ------
                                                                      ($ IN MILLIONS)
SOURCE OF DISTRIBUTION:
ACCUMULATION PRODUCTS(1):
Variable Annuity-Career Distribution(2)(3)..................  $ 90    $100    $  322   $  317
Mutual Funds-Career Distribution............................   128     159       509      479
Mutual Funds-Complementary Distribution.....................   305     263     1,168      808
                                                              ----    ----    ------   ------
     Total Accumulation Product Sales.......................  $523    $522    $1,999   $1,604
                                                              ====    ====    ======   ======

---------------
(1) Annualized premiums or deposits represent the total premium or deposits scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums or deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to COLI business or single premium paying business. All premiums received on COLI business and single premium paying policies during the period presented are included.

(2) Includes premiums or deposits that have been annualized.

(3) Excludes annualized premiums or deposits associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     The following tables set forth assets under management as of September 30, 2000 and December 31, 1999, and changes in the primary components of assets under management for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                                                 AS OF             AS OF
                                                               SEPTEMBER        DECEMBER 31,
                                                                30, 2000            1999
                                                               ---------        ------------
                                                                     ($ IN BILLIONS)
ASSETS UNDER MANAGEMENT:(1)
Individual variable annuities...............................     $ 4.6             $ 4.9
Individual fixed annuities..................................       0.8               0.9
Proprietary retail mutual funds.............................       5.0               4.8
                                                                 -----             -----
                                                                 $10.4             $10.6
                                                                 =====             =====

                                                                 FOR THE           FOR THE
                                                               THREE-MONTH        NINE-MONTH
                                                              PERIODS ENDED     PERIODS ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
                                                                      ($ IN BILLIONS)
INDIVIDUAL VARIABLE ANNUITIES:
Beginning account value.....................................  $ 4.7    $ 4.9    $ 4.9    $ 4.8
Sales(2)....................................................    0.1      0.1      0.3      0.3
Market appreciation.........................................    0.0     (0.2)     0.0      0.1
Surrenders and withdrawals(2)...............................   (0.2)    (0.2)    (0.6)    (0.6)
                                                              -----    -----    -----    -----
Ending account value........................................  $ 4.6    $ 4.6    $ 4.6    $ 4.6
                                                              =====    =====    =====    =====
PROPRIETARY RETAIL MUTUAL FUNDS:
Beginning account value.....................................  $ 5.1    $ 3.7    $ 4.8    $ 3.0
Sales.......................................................    0.4      0.4      1.6      1.3
Dividends reinvested........................................    0.0      0.0      0.1      0.0
Market appreciation.........................................   (0.1)    (0.1)    (0.5)     0.1
Redemptions.................................................   (0.4)    (0.2)    (1.0)    (0.4)
                                                              -----    -----    -----    -----
Ending account value........................................  $ 5.0    $ 3.8    $ 5.0    $ 3.8
                                                              =====    =====    =====    =====

---------------
(1) Results exclude recently acquired subsidiary -- USFL.

(2) Amounts presented in the three-month and nine-month periods ended September 30, 2000 and 1999 are net of transfers to the new product series.

 New Business Information for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999.

     New accumulation assets raised were $523 million for the three-month period ended September 30, 2000 compared to $522 million in the comparable prior year period.

     New sales of variable annuities during the three-month period ended September 30, 2000 were $90 million, an decrease of $10 million, or 10%, from $100 million reported for the three-month period ended September 30, 1999. Management believes that the decrease reflects significant competition with respect to annuity sales. The Company has committed to offering products and services that are consistent with our advice model and high ethical standards only when such sales are in the best interests of our customers. Consistent with these standards, MONY does not offer bonus annuities. Our career agents have been focused on facilitating exchanges of their existing customer's old variable annuity products to a new product series offered by the Company where the customer receives better value. In the third quarter of 2000, customers exchanged approximately $230 million of assets from the old variable annuity series to the new series on a commission-free basis.

     Sales of proprietary retail mutual funds offered by the Company's mutual fund subsidiary increased by $11 million, or 3%, to $433 million for the three-month period ended September 30, 2000, as compared to $422 million for the three-month period ended September 30, 1999. Proprietary mutual fund sales through the Company's career agency system decreased approximately $31 million, or 6.4% to $128 million for the three-month period ended September 30, 2000 from $159 million for the three-month period ended September 30, 1999, while proprietary mutual fund sales through third-party broker-dealers increased approximately $42 million, or 16%, to $305 million for the three-month period ended September 30, 2000 from approximately $263 million for the three-month period ended September 30, 1999.

 New Business Information for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999.

     New accumulation assets raised were $1,999 million for the nine-month period ended September 30, 2000 compared to $1,604 million in the nine-month period ended September 30, 1999.

     New sales of variable annuities during the nine-month period ended September 30, 2000 were $322 million, an increase of $5 million, or 1.6%, from $317 million reported for the nine-month period ended September 30, 1999. The increase reflects the positive impact of the Company's effort to retain business through the exchange program as discussed above. Exchanges from the old product series to the new series for the nine-month period ended September 30, 2000 were almost $900 million.

     Sales of proprietary retail mutual funds offered by the Company's mutual fund subsidiary increased by $390 million, or 30%, to $1,677 million for the nine-month period ended September 30, 2000, as compared to $1,287 million for the nine-month period ended September 30, 1999. Proprietary mutual fund sales through the Company's career agency system increased approximately $30 million or 6%, to $509 million for the nine-month period ended September 30, 2000, as compared to $479 million for the nine-month period ended September 30, 1999. Accumulation assets under management at September 30, 2000 were $10.4 billion, compared with $10.6 billion at June 30, 2000 and $9.3 billion as of September 30, 1999. The decline in the equity markets during the third quarter was primarily responsible for the decrease in assets under management from June 30, 2000 to September 30, 2000.

     Enterprise mutual fund sales through complementary distribution channel were $1,168 million in the third quarter of 2000, up 44.6% from $808 million in the second quarter of 1999. Enterprise mutual fund sales through the career agency system were $128 million in the third quarter of 2000, versus $159 million in the third quarter of 1999.

REPURCHASE OF SURPLUS NOTES

     In two separate transactions on March 8, 2000 and August 3, 2000, MONY Life repurchased substantially all of the surplus note indebtedness it had outstanding at December 31, 1999. As a result of the repurchase, the Company recorded an after-tax loss of $36.7 million during the first quarter of 2000 and $1.0 million during the third quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the aforementioned surplus notes, reflecting the excess of their fair value over their carrying value on the Company's books at the date if the transaction, which aggregated approximately $58.1 million. This loss is reported, net of tax, as an extraordinary item on the Company's income statement in 2000. See Liquidity and Capital
Resources -- Issuance of Senior Notes and Repurchase of Surplus Notes and Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements.

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

     On March 8, 2000, the Holding Company issued $300.0 million principal amount of senior notes (the "Senior Notes") pursuant to the aforementioned Shelf Registration. The senior notes mature on March 15, 2010, bear interest at 8.35% per annum and were priced at a discount to yield 8.38%. The principal amount of senior notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the senior notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the senior notes was used by the Holding Company as discussed below to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and a $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes, respectively), which were outstanding at December 31, 1999. In the third quarter of 2000, the Company repurchased another $6.5 million face amount of the 11.25% Notes.

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

     (ii) contributed capital to MONY Life in the amount of $65.0 million

     As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded an after-tax loss of $36.7 million during the first quarter of 2000 and $1.0 million during the third quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $51.1 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company's income statement in 2000. See "Repurchase of Surplus Notes".

     Capitalization

     The Company's total capitalization, excluding accumulated comprehensive income, increased $235.3 million or 10.9% to $2,389.0 million at September 30, 2000, as compared to $2,153.7 million at December 31, 1999. The increase was primarily the result of net income of $215.5 million. The Company's total debt to equity (excluding accumulated comprehensive income) and total debt to total capitalization (excluding accumulated comprehensive income) ratios increased to 17.3% and 14.7% at September 30, 2000, respectively, from 16.1% and 13.9% at December 31, 1999, respectively. Included in total debt used in the above calculations are $52.8 million and $58.8 million of non-recourse indebtedness at September 30, 2000 and December 31, 1999, respectively.

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

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at September 30, 2000 and December 31, 1999.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                         AMOUNT AT                 AMOUNT AT
                                                       SEPTEMBER 30,   PERCENT    DECEMBER 31,   PERCENT
                                                           2000        OF TOTAL       1999       OF TOTAL
                                                       -------------   --------   ------------   --------
                                                                        ($ IN MILLIONS)
Not subject to discretionary withdrawal
  Provisions.....................................        $1,390.4        19.1%      $1,449.9       18.5%
Subject to discretionary withdrawal with market
  value adjustment or at carrying value less
  surrender charge...............................         4,782.6        65.7        5,165.6       66.1
                                                         --------       -----       --------      -----
Subtotal.........................................         6,173.0        84.8        6,615.5       84.6
                                                         --------       -----       --------      -----
Subject to discretionary withdrawal -- without
  adjustment at carrying value...................         1,110.7        15.2        1,205.1       15.4
                                                         --------       -----       --------      -----
Total annuity reserves and deposit liabilities
  (gross)........................................         7,283.7       100.0%       7,820.6      100.0%
                                                         ========       =====       ========      =====
Less reinsurance.................................            76.4                       89.3
                                                         --------                   --------
Total annuity reserves and deposit liabilities
  (net)..........................................        $7,207.3                   $7,731.3
                                                         ========                   ========

     The following table sets forth by product line the actual surrenders and withdrawals paid for the period indicated.

                                                               FOR THE             FOR THE
                                                             THREE-MONTH         NINE-MONTH
                                                            PERIOD ENDED        PERIOD ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                           ---------------   -------------------
                                                            2000     1999      2000       1999
                                                           ------   ------   --------   --------
PRODUCT LINE:(1)
  Traditional life(2)....................................  $ 87.3   $ 86.7   $  293.2   $  294.6
Variable and universal life..............................    10.3      8.9       29.7       32.8
Annuities(3).............................................   163.2    192.9      626.9      592.4
Pensions(4)..............................................    91.8     36.3      454.5      118.8
                                                           ------   ------   --------   --------
     TOTAL...............................................  $352.6   $324.8   $1,404.3   $1,038.6
                                                           ======   ======   ========   ========

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

     Annuity surrenders have increased for the nine-month period ended September 30, 2000 as compared to the comparable prior year period primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in competition. The Company responded to this trend by enhancing its variable annuity products by offering new investment fund choices. In addition, the Company has established a special conservation unit and offers policyholders the opportunity to exchange their contracts for a new product series. The positive effects of these conservation efforts are reflected in the decrease in surrender activity in the third quarter of 2000 as compared to the comparable prior year period. See "New Business Information."

     The Company's principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the nine-month period ended September 30, 2000, the net cash outflow from operations reported in the Company's consolidated cash flow statement was $100.2 million. This amount excludes $73.2 million of cash in flow relating to the Closed Block. Total combined cash outflow for the nine-month period ended September 30, 2000 (including the Closed Block) was $27.0 million, a decrease of $173.9 million from $146.9 million of cash inflow reported for the nine-month period ended September 30, 1999. The decrease primarily relates to lower operating cash flow from the Closed Block, higher tax payments and lower Group Pension Payments. The Company's liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of September 30, 2000, the Company had readily marketable fixed maturity securities with a carrying value of $6,533.3 million (including fixed maturities in the Closed Block), which were comprised of $3,550.7 million public and $2,982.6 million private fixed maturity securities. At that date, approximately 92.6% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at September 30, 2000 the Company had cash and cash equivalents of $515.3 million (including cash and cash equivalents in the Closed Block).

     In addition, the Company maintains a bank line of credit facility with domestic banks aggregating $150.0 million, with a scheduled renewal date in September 2001. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company's $150.0 million commercial paper program which was activated in the third quarter of 2000. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of September 30, 2000.

     On January 12, 2000, the Company announced a plan to repurchase up to 5% or approximately $2.4 million shares of the outstanding common shares of the Company. Under the repurchase plan, the Company may repurchase common shares from time to time, as market conditions and other factors warrant. The repurchase program may be discontinued at any time.

     At September 30, 2000, the Company had commitments to issue $10.5 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from 7.85% to 9.15%. In addition, the Company had commitments to issue $115.3 million of fixed and floating rate commercial mortgage loans with interest rates ranging from 7.75% to 9.30%. The Company also had commitments outstanding to purchase $145.8 million of private fixed and floating rate maturity securities as of September 30, 2000 with interest rates ranging from 7.61% to 10.75%. At September 30, 2000, the Company had commitments to contribute capital to its equity partnership investments of $119.5 million.

     Of the $1,350.4 million of currently outstanding commercial mortgage loans in the Company's investment portfolio at September 30, 2000, $19.9 million, $106.4 million, $165.6 million, and $83.7 million are scheduled to mature in 2000, 2001, 2002 and 2003, respectively.

     The Company has one mortgage loan on its real estate properties. The interest rates on this loan is 8.7%. The maturity on this loan is December 2000, with an option to extend. Interest expense on mortgage loans was $1.9 million and $2.1 million for the three-month period ended September 30, 2000 and 1999, respectively, and $4.3 million and $4.1 million for the nine-month period ended September 30, 2000 and 1999, respectively.

     In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note was due January 1, 2009. The remaining balance of the interest-bearing note was paid in full on December 1, 1999, as part of the sale of the property to a third party. This transactions continues to be accounted for as a sale/leaseback arrangement, with the proceeds received of approximately

$44.0 million amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.3 million in 2000, $7.4 million in 2001, $7.6 million 2002, $7.7 million in 2003, $7.9 million in 2004 and $33.1 million thereafter. The Company has the option to renew the lease at the end of the lease term.

     At September 30, 2000, aggregate maturities of long-term debt based on required remaining principal payments for 2000 and the succeeding four years are $0.0 million, $0.0 million, $0.0 million, $0.0 million and $0.0 million, respectively, and $302.0 million thereafter.

     Aggregate contractual debt service payments on the Company's long term debt at September 30, 2000, for the remainder of 2000 and the succeeding four years are $14.2 million, $25.3 million, $25.3 million, $25.3 million and $25.3 million, respectively and $444.2 million thereafter.

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

     While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. The adjusted RBC capital ratios of all the Company's insurance subsidiaries at September 30, 2000 and December 31, 1999 were in excess of the minimum required RBC.

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

     The yield on general account invested assets (including net realized gains and losses on investments) was 9.2% and 9.0% for the three month period ended September 30, 2000 and 1999, and 10.2% and 8.7% for the nine-month period ended September 30, 2000 and 1999, respectively.

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

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                           THREE-MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------
                                                         2000                             1999
                                            ------------------------------   ------------------------------
                                            NET INVESTMENT   AVERAGE ASSET   NET INVESTMENT   AVERAGE ASSET
                                             INCOME YIELD      BALANCES       INCOME YIELD      BALANCES
                                            --------------   -------------   --------------   -------------
Fixed Maturities..........................        7.4%         $ 6,661.3           7.2%         $ 6,652.2
Equity securities.........................       37.3              535.0          34.1              463.3
Mortgage loans on real estate.............        8.2            1,764.0           8.4            1,642.5
Policy loans..............................        6.9            1,260.0           6.5            1,267.4
Real estate...............................        6.1              341.3           8.5              459.1
Cash and cash equivalents.................        7.7              387.4           5.3              337.2
Other invested assets.....................        2.4               89.2           0.0               47.8
                                                               ---------                        ---------
  Total invested assets before investment
     expenses.............................        8.9%         $11,038.2           8.4%         $10,869.5
                                                               =========                        =========
  Investment expenses.....................      (0.5)                            (0.3)
                                                 ----                             ----
  Total invested assets after investment
     expenses(1)..........................        8.4%                             8.1%
                                                 ====                             ====

---------------
(1) The increase in net investment income yields was primarily due to an increase in limited partnership income included in the equity securities asset category of $11.1 million. The net investment income yields excluding the limited partnership income are 6.8% and 6.7% for the three-month periods ended September 30, 2000 and 1999 respectively.

                                                            NINE-MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------
                                                         2000                             1999
                                            ------------------------------   ------------------------------
                                            NET INVESTMENT   AVERAGE ASSET   NET INVESTMENT   AVERAGE ASSET
                                             INCOME YIELD      BALANCES       INCOME YIELD      BALANCES
                                            --------------   -------------   --------------   -------------
Fixed Maturities..........................        7.3%         $ 6,716.9           7.2%         $ 6,599.1
Equity securities.........................       65.9              528.7          21.1              465.0
Mortgage loans on real estate.............        8.6            1,686.3           8.1            1,548.5
Policy loans..............................        6.8            1,264.1           6.4            1,267.6
Real estate...............................        6.8              337.7           7.5              532.9
Cash and cash equivalents.................        6.6              379.8           4.8              366.5
Other invested assets.....................        6.1               69.9         (1.2)               46.1
                                                               ---------                        ---------
  Total invested assets before investment
     expenses.............................       10.2%         $10,983.4           7.8%         $10,825.7
                                                               =========                        =========
  Investment expenses.....................      (0.4)                            (0.3)
                                                 ----                             ----
  Total invested assets after investment
     expenses(1)..........................        9.8%                             7.5%
                                                 ====                             ====

---------------
(1) The increase in net investment income yields was primarily due to an increase in limited partnership income included in the equity securities asset category of $189.0 million. The net investment income yields excluding limited partnership income is 6.9% and 6.6% for the nine-month period ended September 30, 2000 and 1999, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 59.9% and 60.4% of total invested assets at September 30, 2000 and December 31, 1999, respectively.

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

     Of the Company's total portfolio of fixed maturity securities at September 30, 2000, 92.6% were investment grade and 7.4% were below-investment grade.

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

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at September 30, 2000 and December 31, 1999.

     As of September 30, 2000 the fair value of the Company's problem, potential problem and restructured fixed maturities were $41.8 million, $21.1 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.0% of total fixed maturities. As of December 31, 1999, the fair value of the Company's problem, potential problem and restructured fixed maturities were $45.9 million, $32.8 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.9% of total fixed maturities.

     At September 30, 2000, the Company's largest unaffiliated single concentration of fixed maturities was $257.6 million of Federal Home Loan Mortgage Corporation ("FHLMC") which represents 2.4% of total invested assets. The largest non-government issuer consists of $195.3 million of AEGON notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at September 30, 2000. No other individual non-government issuer represents more than 0.4% of invested assets.

     The Company held approximately $1,106.5 million and $1,138.5 million of mortgage-backed and asset-backed securities as of September 30, 2000 and December 31, 1999, respectively. Of such amounts, $352.0 million and $391.5 million, or 31.8% and 34.4%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 2000 and December 31, 1999, 85.7% of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
CMOs........................................................    $  497.7           500.1
Pass-through securities.....................................        28.3            31.0
Commercial MBSs.............................................       101.8           118.5
Asset-backed securities.....................................       478.7           488.9
                                                                --------        --------
     Total MBSs and asset-backed securities.................    $1,106.5        $1,138.5
                                                                ========        ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of September 30, 2000 and December 31, 1999 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                                 AS OF                    AS OF
                                                           SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                         ----------------------   ----------------------
                                                         AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                           COST      FAIR VALUE     COST      FAIR VALUE
                                                         ---------   ----------   ---------   ----------
                                                                         ($ IN MILLIONS)
Due in one year or less................................  $   85.2     $   85.3    $  206.5     $  208.5
Due after one year through five years..................   1,537.3      1,523.8     1,506.6      1,487.9
Due after five years through ten years.................   2,692.8      2,622.6     2,711.9      2,612.9
Due after ten years....................................   1,240.9      1,195.1     1,153.9      1,098.4
                                                         --------     --------    --------     --------
  Subtotal.............................................   5,556.2      5,426.8     5,578.9      5,407.7
Mortgage-backed and other asset-backed securities......   1,125.0      1,106.5     1,173.7      1,138.5
                                                         --------     --------    --------     --------
  Total................................................  $6,681.2     $6,533.3    $6,752.6     $6,546.2
                                                         ========     ========    ========     ========

MORTGAGE LOANS

     Mortgage loans comprised 15.2% and 15.8% of total invested assets as of September 30, 2000 and December 31, 1999, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of September 30, 2000 and December 31, 1999 commercial mortgage loans comprised $1,350.4 million and $1,141.4 million or 81.4% and 66.6% of total mortgage loan investments, respectively. Agricultural loans comprise $307.7 million and $570.7 million, or 18.5% and 33.3% of total mortgage loans, respectively. Residential mortgage loans comprised $1.1 million and $1.3 million, or 0.1% and 0.1% of total mortgage loan investments at September 30, 2000 and December 31, 1999, respectively.

COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $45.8 million and represented less than 0.5% of general account invested assets as of September 30, 2000. Amounts loaned on 19 properties were $20 million or greater, representing in the aggregate 39.7% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 23.0% of the total carrying value of the commercial loan portfolio and less than 2.9% of total invested assets at September 30, 2000.

     The following table presents the Company's commercial mortgage loan maturity profile for the period indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                  AS OF
                                                              SEPTEMBER 30,            AS OF
                                                                   2000          DECEMBER 31, 1999
                                                             ----------------    ------------------
                                                             CARRYING   % OF     CARRYING     % OF
                                                              VALUE     TOTAL      VALUE     TOTAL
                                                             --------   -----    ---------   ------
                                                                        ($ IN MILLIONS)
1 year or less.............................................  $  117.8     8.7%   $   26.6     2.3%
Due after one year through five years......................     430.0    31.9       401.0     35.2
Due after five years through ten years.....................     498.8    36.9       425.6     37.3
Due after ten years........................................     303.8    22.5       288.2     25.2
                                                             --------   -----    --------    -----
                                                             $1,350.4   100.0%   $1,141.4    100.0%
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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                     COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Total commercial mortgages..................................    $1,350.4        $1,141.4
                                                                --------        --------
Problem commercial mortgages(1).............................         8.0             0.0
Potential problem commercial mortgages......................        71.4            72.1
Restructured commercial mortgages...........................        84.8           134.8
                                                                --------        --------
Total problem, potential problem & restructured commercial
  mortgages.................................................    $  164.2        $  206.9
                                                                --------        --------
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......        12.2%           18.1%
                                                                ========        ========

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Valuation allowances/writedowns(2)
Problem loans...............................................    $     --        $     --
Potential problem loans.....................................        15.0            16.2
Restructured loans..........................................         7.9            26.0
                                                                --------        --------
Total valuation allowances/writedowns(2)....................    $   22.9        $   42.2
                                                                --------        --------
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................        12.2%           16.9%
                                                                ========        ========

---------------
(1) Problem commercial mortgages included delinquent mortgages of $0.0 million and $0.0 million and loans in process of foreclosure of $8.0 million and $0.0 million at September 30, 2000 and December 31, 1999 respectively.

(2) Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a Loan, of $11.1 million and $26.3 million at September 30, 2000 and December 31, 1999, respectively.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2000 and December 31, 1999, such reserves were $17.1 million, and $14.1 million, respectively.

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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                    AGRICULTURAL MORTGAGES AT CARRYING VALUE

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Total agricultural mortgages................................     $307.7          $570.7
                                                                 ------          ------
  Problem agricultural mortgages(1).........................     $ 18.3          $  7.4
  Potential problem agricultural mortgages..................        0.0             1.4
  Restructured agricultural mortgages.......................       11.1             9.3
                                                                 ------          ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................     $ 29.4          $ 18.1
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................        9.6%            3.2%
                                                                 ======          ======

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Valuation allowances/writedowns:
  Problem loans.............................................     $  0.0          $  0.2
  Potential problem loans...................................        0.0             0.1
  Restructured loans........................................        0.2             0.5
                                                                 ------          ------
Total valuation allowances/writedowns.......................     $  0.2          $  0.8
                                                                 ------          ------
Total valuation allowances as a percent of problem,
  potential problem and restructured agricultural mortgages
  at carrying value before valuation allowances and
  writedowns................................................        0.7%            4.2%
                                                                 ======          ======

---------------
(1) Problem agricultural mortgages include delinquent mortgage loans of $15.0 million and $3.1 million and loans in process of foreclosure of $3.3 million and $4.3 million at September 30, 2000 and December 31, 1999, respectively.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of September 30, 2000 and December 31, 1999, such reserves were $2.8 million and $5.6 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of September 30, 2000 and December 31, 1999, the carrying value of the Company's real estate investments was $306.2 million and $369.1 million, respectively, or

2.9% and 3.4%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications.

                               EQUITY REAL ESTATE

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Real estate.................................................     $ 81.6          $140.3
Joint ventures..............................................      113.2           107.8
                                                                 ------          ------
  Subtotal..................................................      194.8           248.1
Foreclosed..................................................      111.4           121.0
                                                                 ------          ------
          Total.............................................     $306.2          $369.1
                                                                 ======          ======

REAL ESTATE SALES

     In accordance with its ongoing strategy to strengthen the Company's financial position, management expects to continue to selectively sell equity real estate. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. At September 30, 2000 and December 31, 1999, the carrying value of real estate to be disposed of was $259.7 million and $322.9 million, respectively, or 2.5% and 3.0%, respectively of invested assets at such dates. The aforementioned carrying values are net of valuation allowances of $17.7 million and $22.0 million, at September 30, 2000 and December 31, 1999, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $35.9 million and $62.3 million of impairment adjustments, respectively. For the nine-months period ended September 30, 2000 and the year ended December 31 1999, the income statement impact of changes in valuation allowances aggregated $0.7 million and ($12.1) million, respectively.

     The following table analyzes the Company's real estate sales during the period indicated.

                              REAL ESTATE SALES(1)

                                                                 FOR THE          FOR THE
                                                               THREE-MONTH      NINE-MONTH
                                                              PERIOD ENDED     PERIOD ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2000    1999     2000     1999
                                                              -----   -----   ------   ------
                                                                      ($ IN MILLIONS)
Sale Proceeds...............................................  $97.3   $87.1   $102.3   $260.1
Carrying value at date of sale..............................   78.6   $73.1     81.6   $204.5
                                                              =====   =====   ======   ======
Gain (loss).................................................  $18.7   $14.0   $ 20.7   $ 55.6
                                                              =====   =====   ======   ======

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

EQUITY SECURITIES

     The Company's equity securities consist of investments in common stocks and limited partnership interests. The following table presents the carrying values of the Company's equity securities at the dates indicated:

                        INVESTMENTS IN EQUITY SECURITIES

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Common Stocks...............................................     $224.2          $277.2
Limited partnership interests...............................      313.3           242.6
                                                                 ------          ------
          Total.............................................     $537.5          $519.8
                                                                 ======          ======

  Common Stocks:

     The Company's investments in common stocks represented 2.1% and 2.6% of invested assets at September 30, 2000 and December 31, 1999, respectively. The Company's investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company's common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

  Limited Partnership Interests:

     The Company accounts for its investments in limited partnership interests in accordance with either the equity method of accounting or the cost method of accounting depending upon the Company's percentage of ownership of the partnership and the date the partnership was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company's ownership interest exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company's ownership interest exceeded 20 percent. In all other circumstances, the Company accounts for its investment in limited partnership interests in accordance with the cost method.

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

     The limited partnerships in which the Company has invested are partnerships, which invest in the equity of private companies, generally in the form of common stock. These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering, or the equity is purchased by other public companies through exchange of stock. At that time or thereafter, at the general partners' discretion, the partnership will generally distribute the underlying publicly traded common stock to its partners. Upon distribution, the Company will record the common stock received at fair value, reverse the carrying value of the corresponding limited partnership investment, and record as investment income any excess of the fair value of the common stock distributed over the carrying value of the limited partnership investment. Accordingly, certain of the common stocks owned by the Company at September 30, 2000 and December 31, 1999 were acquired through distributions from the Company's investments in limited partnership interests. However, it has been the Company's practice to sell such positions shortly after such distributions occur.

     The following table sets forth the carrying value of the Company's investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships' ownership of public and private common stock at September 30, 2000 and December 31, 1999:

                                                                     CARRYING VALUE
                                                              ----------------------------
                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
EQUITY METHOD
     Public common stock....................................     $ 94.3          $ 57.6
     Private common stock...................................       87.0            69.3
                                                                 ------          ------
       Sub Total............................................      181.3           126.9
COST METHOD
     Public common stock....................................       33.1            40.8
     Private common stock...................................       98.9            74.9
                                                                 ------          ------
       Sub Total............................................      132.0           115.7
                                                                 ------          ------
       Total Limited Partnership Interests..................     $313.3          $242.6
                                                                 ======          ======

     Investment in Equity Limited Partnership Interests by Sector:

                                                                  AS OF                 AS OF
                                                           SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                           -------------------    -----------------
                                                           CARRYING      % OF     CARRYING    % OF
                                                             VALUE      TOTAL      VALUE      TOTAL
                                                           ---------    ------    --------    -----
Information Technology...................................   $175.0       55.8%     $126.9      52.4%
Domestic LBO.............................................     49.0       15.6%       44.0      18.1%
Life Sciences............................................     20.0        6.4%       12.6       5.2%
Telecommunications.......................................     19.3        6.2%       25.5      10.5%
International LBO........................................     18.4        5.9%       17.7       7.3%
Merchant Banking.........................................     17.0        5.4%       15.4       6.3%
Other....................................................     14.6        4.7%        0.5       0.2%
                                                            ------      -----      ------     -----
          Total..........................................   $313.3      100.0%     $242.6     100.0%
                                                            ======      =====      ======     =====

     At September 30, 2000, and December 31, 1999, the Company had investments in approximately 58 and 50 different limited partnerships which represented 2.9% and 2.2%, respectively, of the Company's general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month periods ended September 30, 2000 and 1999, investment income from equity partnership interests (which is comprised primarily of the Company's pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $49.1 million and $38.0 million, respectively. For the nine-month period ended September 30, 2000 and September 30, 1999, investment income from equity limited partnership interests was approximately $258.9 million and $69.9 million, respectively, representing 31.8% and 11.6% respectively, of the net investment income for such period. There can be no assurance that the recent level of investment income and returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS ON INVESTMENTS

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Fixed maturities............................................      $25.3          $ 19.2
Equity securities...........................................        6.3             4.7
Mortgages...................................................       11.1            26.3
Real estate(1)..............................................       46.8            73.2
                                                                  -----          ------
     Total..................................................      $89.5          $123.4
                                                                  =====          ======

---------------
(1) Includes $38.3 million and $48.0 million as of September 30, 2000 and December 31, 1999, respectively, relating to impairments taken upon foreclosure of mortgage loans.

         CUMULATIVE PROVISIONS FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Mortgages...................................................      $32.2          $37.3
Real estate.................................................       17.7           22.0
                                                                  -----          -----
     Total..................................................      $49.9          $59.3
                                                                  =====          =====

             TOTAL CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN MILLIONS)
Fixed maturities............................................     $ 25.3          $ 19.2
Equity securities...........................................        6.3             4.7
Mortgages...................................................       43.3            63.6
Real estate.................................................       64.5            95.2
                                                                 ------          ------
     Total..................................................     $139.4          $182.7
                                                                 ======          ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the Company's 1999 Annual Report on Form 10-K for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 2000 is not materially different from that presented in the Company's 1999 Annual Report on Form 10-K at December 31, 1999.

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

     On September 7, 1996, the New York State Supreme Court certified one of those cases the Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America, (not known as Defillipo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company), being the first of the aforementioned class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by the Company and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts, or are being voluntarily held in abeyance pending the outcome of the Goshen case.

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

     b.) On November 16, 1999, The MONY Group, Inc. and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated
v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance, Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the plan of demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable dividend expectations of the closed block, and (ii) MONY violated Section 7312 by failing to develop and submit to the Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the Superintendent's order approving the plan of demutualization and/or directing the Superintendent to order MONY to increase the assets in the closed block, as well as unspecified monetary damages, attorneys' fees and other relief.

     In early January 2000, MONY and the Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdictional, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those letters, plaintiffs' counsel offered voluntarily to dismiss their complaint, and a stipulation and order to that effect was thereafter filed and approved by the court.

     On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differs from the complaint previously filed in federal court in two primary respects. First, it no longer asserts a claim for damages against the Superintendent, nor does its prayer for relief seek entry of an order vacating or modifying the Superintendent's decision or requiring the Superintendent to direct MONY to place additional assets into the closed block. Rather, it seeks an accounting and an order from the Court directing MONY to transfer additional assets to the closed block.

     Second, the new complaint contains claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claim violated both the Insurance Law and MONY's fiduciary duties).

     In order to challenge successfully the New York Superintendent's approval of the plan, plaintiffs would have to sustain the burden of showing that such approval was arbitrary and capricious or an abuse of discretion, made in violation of lawful procedures, affected by an error of law or not supported by substantial evidence. In addition, Section 7312 provides that MONY may ask the court to require the challenging party to give security for the reasonable expenses, including attorneys' fees, which may be incurred by MONY or the Superintendent or for which MONY may become liable, to which security MONY shall have recourse in such amount as the court shall determine upon the termination of the action.

     MONY and the Superintendent have moved to dismiss the state court complaint in its entirety on a variety of grounds. That motion is fully briefed and awaiting decision by the court. MONY believes that there are substantial defenses to plaintiffs' claims and intends to defend itself vigorously.

     In addition to the foregoing, from time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company. There can be no assurance, however, that the present litigation will not have a material adverse effect on MONY.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits
         27.1 Financial Data Schedule
         99.1 Credit Agreement dated September 23, 2000.

     (b) Reports on Form 8-K
         The Company filed a report on Form 8-K on August 23, 2000 announcing the merger with The Advert Group, Inc.

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

Date: November 13, 2000

                                          By: /s/ LARRY COHEN
                                            ------------------------------------
                                            Larry Cohen
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Date: November 13, 2000