Form 10-K405
period 2000-12-31
MONY GROUP INC
filed 2001-03-30
CIK 1069822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-14603

THE MONY GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3976138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Broadway

New York, New York 10019
(212) 708-2000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share (Title of Class)	New York Stock Exchange (Name of each exchange on which registered)

Securities Registered pursuant to Section 12(g) of the Act:

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 15, 2001 there were outstanding 51,121,150 shares of Common Stock, $0.01 par value per share, of the Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1.9 billion, based on the closing price of $36.90 per share on March 15, 2001.

      Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement dated April 2 for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

	Item	Description	Page

PART I	1	Business of the MONY Group Inc.	2

	1A	Executive Officers	13

	2	Properties	14

	3	Legal Proceedings	14

	4	Submission of Matters to a Vote of Security Holders	14

PART II	5	Market for the Registrant’s Common Equity and Related Stockholder Matters	15

	6	Selected Consolidated Financial Information	16

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

	7A	Quantitative and Qualitative Disclosures About Market Risk	45

	8	Financial Statements and Supplementary Data	48

	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	48

PART III	10	Directors and Executive Officers of the Registrant	49

	11	Executive Compensation	49

	12	Security Ownership of Certain Beneficial Owners and Management	49

	13	Certain Relationships and Related Transactions	49

PART IV	14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	49

		Index to Consolidated Financial Statements	F-1

		Exhibits Index	E-1

		Signatures	S-1

Forward-Looking Statements

      The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company’s other public filings, press releases, oral presentations and discussions and the following: venture capital gains or losses could differ significantly from our assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than we have assumed if there are further major movements in the equity markets; the value of our overall investment portfolio could fluctuate significantly as a result of additional major changes in the equity and debt markets generally; actual death claims experience could differ significantly from our mortality assumptions; we may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from our assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect our earnings; we could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than we anticipate; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company’s products and the Company’s net income after tax; the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

      All financial data in Part I and Part II (except Item 7A of Part II) is presented on a combined basis as explained in Management’s Discussion and Analysis of Financial Condition and Results of Operations unless otherwise indicated.

PART I

ITEM 1.  Business of the MONY Group Inc.

Organization and Business

      The MONY Group Inc. (the “MONY Group”) is the parent holding company of MONY Life Insurance Company (formerly, The Mutual Life Insurance Company of New York). On November 16, 1998, pursuant to a Plan of Reorganization (the “Plan”) approved by the New York Superintendent of Insurance, The Mutual Life Insurance Company of New York (“MONY”) converted from a mutual life insurance company to a stock life insurance company (the “Demutualization”) and became a wholly owned subsidiary of the MONY Group, which was organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. Also, on November 16, 1998, MONY changed its name to MONY Life Insurance Company (MONY Life Insurance Company and its subsidiaries are hereafter collectively referred to as “MONY Life”) and the MONY Group consummated an initial public offering (the “Offerings”) of approximately 12.9 million shares of its common stock. The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed pursuant to the Plan to certain eligible policyholders of MONY in exchange for their ownership interests in MONY.

      The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the “Company”), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners. The Company primarily distributes its products through its career agency sales force and various complementary distribution channels. These include sales of mutual funds sold by Enterprise Capital Management through third-party broker dealers, sales of certain protection products through its subsidiary, U.S. Financial Life Insurance Company (“USFL”) brokerage general agencies, sales of corporate-owned life insurance (“COLI”) products by the Company’s corporate marketing team and sales of a variety of financial products and services through the Company’s Trusted Advisors subsidiary. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

      On January 31, 2001, the Company acquired all of the ownership interests in the Advest Group Inc. (“Advest”) in exchange for approximately $280.2 million of consideration (net of tax and excluding transaction and other acquisition related expenses of approximately $16.7 million) consisting of cash of approximately $142.3 million and 3.9 million shares of common stock of the MONY Group with a fair value of approximately $137.9 million. Advest through its principal operating subsidiaries, Advest Inc., a securities broker-dealer and, Advest Bank and Trust Company, a federal savings bank, provides diversified financial services including, securities brokerage, trading, investment banking, trust and asset management services. In connection with the transaction, a retention program was established for certain Advest personnel, which is expected to cost, on a present value basis, approximately $45.0 million over the five-year period commencing from the date the transaction was consummated. Pursuant to the terms of this retention program the Company expects to record a charge of $7.5 million in each of the two 12 month periods following the date the transaction was consummated and $10.0 million in each of the three succeeding 12 month periods. In addition, a separate retention program was established for certain of Advest’s key management personnel that could result in total costs of approximately $15.0 million, depending upon the achievement of specified performance goals, over the two year period following the date the transaction was consummated.

      On February 7, 2001, the Company acquired 100% of the equity of Matrix Capital Markets Group, Inc. and Matrix Private Equities, Inc. (hereafter collectively referred to as “Matrix”) for $11.6 million in cash (with interest from January 1, 2001), plus the obligation to make certain contingent payments in the event that Matrix achieves certain profit goals. Matrix primarily provides investment banking services to middle market companies.

      For management and reporting purposes, the Company’s business is organized in two principal operating segments, the “Protection Products” segment and the “Accumulation Products” segment. Substantially all of the Company’s other business activities are combined in the “Other Products” segment. See Note 5 to the Consolidated Financial Statements for a full description of the business segments.

      The following chart sets forth the Company’s life insurance and annuities in force for the periods indicated.

Life Insurance and Annuities in Force

	As of December 31,

	2000	1999	1998	1997	1996

	($ millions)

Protection Products:
Traditional life:(1)(2)

Number of policies (in thousands)	879.5	915.6	967.5	1,006.3	1,060.8

Life reserves	$7,283.7	$7,205.6	$6,823.3	$6,651.4	$6,491.7

Face amounts	$67,015.7	$62,473.0	$62,156.7	$60,640.1	$62,319.8

Universal life:

Number of policies (in thousands)	76.4	79.8	79.3	60.8	61.3

Life reserves	$681.2	$646.5	$610.9	$507.6	$492.0

Face amounts	$10,951.6	$11,389.1	$9,924.3	$8,858.0	$8,603.8

Variable universal life:

Number of policies (in thousands)	52.0	40.9	29.0	21.0	12.1

Account values	$359.1	$283.8	$176.1	$106.4	$41.3

Face amounts	$12,372.0	$9,243.8	$6,285.4	$4,515.7	$2,508.1

Corporate-owned life insurance:

Numbers of policies (in thousands)	3.0	1.5	0.5	—	—

Life reserves	$298.2	$154.1	$87.9	—	—

Face amounts	$2,426.7	$1,415.9	$872.1	—	—

Group universal life:

Number of policies (in thousands)	47.3	48.7	54.0	57.5	50.6

Life reserves	$64.1	$63.1	$63.2	$60.4	$54.8

Face amounts	$1,683.0	$1,763.9	$2,012.1	$2,143.3	$1,890.6

Accumulation Products:

Variable annuities:

Number of contracts (in thousands)	104.8	110.0	114.1	107.2	92.5

Life reserves	$4,368.5	$4,888.4	$4,774.1	$4,314.1	$3,146.6

Fixed annuities:

Number of contracts (in thousands)	10.4	13.0	15.7	17.9	22.3

Life reserves	$758.2	$891.2	$997.4	$1,103.8	$1,311.8

(1)	Consists of whole life and term life contracts.

(2)	Excludes disability income insurance business which is no longer offered. As of December 31, 1997 all existing in force disability income has been reinsured. The reserves for such business as of December 31, 2000, 1999, 1998, 1997 and 1996 were $383.4 million, $391.4 million, $390.5 million, $376.2 and $345.2 million respectively.

Information About Business Segments

  Protection Products —

      The Company offers a diverse portfolio of Protection Products consisting primarily of traditional life insurance, variable universal life insurance (“VUL”) and universal life insurance (“UL”).

      The Company’s traditional protection products consist of whole life insurance products and term insurance products. The whole life insurance products vary in their level of premiums and guaranteed cash values, providing flexibility to the Company’s primary marketplace of individuals and small businesses with varying needs. The Company’s term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a variable number of years.

      Through its USFL subsidiary, the Company offers term and universal life insurance products designed for the special risk market. These products focus on customers with treatable medical conditions which, based on USFL’s underwriting guidelines, have been mis-underwritten by other insurance carriers. USFL primarily distributes its products through brokerage general agencies.

      The Company’s variable universal life insurance is a universal life insurance type of product that features the ability of the policyholder to allocate premiums among sub-accounts of the Company’s separate accounts, allowing a choice among a wide variety of investment objectives. These sub-accounts have the same investment objectives and investment advisors as the sub-accounts that support the Company’s variable annuities. See “— Accumulation Products.” In addition, the variable universal life insurance product offers a Guaranteed Interest Account which is part of the general account of the Company.

      The Company’s COLI product, which is offered through its MONY Life Insurance Company of America subsidiary, is a flexible premium variable universal life insurance product designed for corporate plan sponsors and banks (bank-owned life insurance — “BOLI”). This product is specifically designed to have sub-accounts which purchase shares of externally managed underlying funds as well as those available from MONY Series Fund and Enterprise Accumulation Trust. In addition, the COLI product offers a Guaranteed Interest Account which is part of the general account of the Company.

      Several of the Company’s protection products are designed to particularly meet the needs of clients for estate planning vehicles. Survivorship life products insure two lives and provide for the payment of death benefits upon the death of the last surviving insured. A variety of policy riders are available for the Company’s protection products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that can waive premium payments upon a covered disability, pay higher benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance on either the insured or the insured’s spouse or dependent children.

      The Company also offers protection products designed for marketing to employees in their work sites. This program is designed to offer employers the opportunity to provide employees a means of purchasing life insurance through payroll deductions.

      The following table presents Protection Products segment sales of life insurance for the periods indicated. Management uses this information to measure the Company’s sales production from period to period by product. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. See “Management’s Discussion and Analysis — New Business Information.”

Protection Products Segment Sales

	As of and for the Year Ended December 31,

	2000	1999	1998	1997	1996

	($ in millions)

Sales:

Traditional life:(1)	$41.2	$38.0	$22.2	$28.5	$37.3

Universal life	22.2	20.3	11.2	13.3	16.4

Variable universal life	74.8	64.6	53.9	56.4	41.4

Group Universal Life	2.5	2.4	3.6	5.5	4.4

Corporate-owned life insurance	125.3	69.0	79.9	2.0	—

Disability income insurance(2)	0.0	0.0	1.5	4.9	5.6

Total	$266.0	$194.3	$172.3	$110.6	$105.1

(1)	Consists of whole life and term life policies.
(2)	No longer offered; at December 31, 1997 all existing in force disability income insurance has been reinsured.

  Accumulation Products —

      The Company’s Accumulation Products focus on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a variety of accumulation products, such as flexible premium variable annuities (“FPVA”) and proprietary retail mutual funds. The Company’s annuity and mutual fund products offer numerous investment alternatives to meet the customer’s individual investment objectives. As of December 31, 2000, the Company had $5.1 billion of assets under management with respect to its variable and fixed annuity products and, additionally, $4.8 billion of assets under management with respect to its proprietary retail mutual funds.

      By offering a variable annuity with a number of separate accounts and a fixed account in its Accumulation Products segment, the Company believes it has the ability to grow profitably in a variety of market environments. The fixed accounts of variable annuities are attractive to consumers during periods of rising interest rates, whereas the separate account variable annuities are attractive to consumers during periods of market expansion and for consumers who prefer a higher risk.

      In addition to variable annuities, the Company also offers proprietary retail mutual funds. The Company conducts its proprietary retail mutual funds operations through its subsidiary, Enterprise Capital Management, Inc. (“ECM”). ECM is the registered investment advisor of The Enterprise Group of Funds, a group of mutual funds that provides investors with a broad range of investment alternatives through 26 separate investment portfolios. In addition, Enterprise Accumulation Trust, for which ECM is also the registered investment advisor, is the principal funding vehicle for the Company’s variable annuities and variable universal life insurance products. Enterprise Accumulation Trust provides investors with a broad range of investment alternatives through 12 separate investment portfolios. The Company earns investment management fees on the assets managed in connection with both its variable annuities and its proprietary retail mutual funds. In addition to Enterprise Accumulation Trust, the Company has entered into agreements with Fidelity, and Dreyfus to provide additional investment choices for the Company’s variable annuities and variable universal life products. In addition to these, the Company has agreements with Morgan Stanley, T. Rowe Price and Van Eck for its corporate sponsored variable universal life product.

      The following table sets forth the total account value of the principal products offered by the Company in its Accumulation Products segment.

Accumulation Products Segment — Assets Under Management

	As of December 31,

	2000	1999	1998	1997	1996

	($ in millions)

Assets Under Management

Individual variable annuities(1)	$4,368.5	$4,888.4	$4,774.1	$4,314.1	$3,146.6

Individual fixed annuities(1)	758.2	891.2	997.4	1,103.8	1,311.8

Proprietary mutual funds	4,841.8	4,762.3	2,962.1	1,716.7	952.1

	$9,968.5	$10,541.9	$8,733.6	$7,134.6	$5,410.5

(1)  Represents account values for annuities.

      The Company’s accumulation Products segment includes in force from it’s annuity products which include a single premium deferred annuity contract and a single payment immediate annuity contract. The single premium deferred annuity contract is a tax-deferred annuity contract with a one-time premium payment with a resulting cash accumulation over time and the option to receive a lump sum distribution or various payout options over the life of the annuitant. The single payment immediate annuity contract provides for a single premium payment that is immediately annuitized to provide the annuitant with a guaranteed level income for life or for a minimum number of years and life.

      Variable annuity contractholders and variable universal life insurance policyholders have a range of investment accounts in which to place the assets held under their contracts, including accounts with interest rates guaranteed by the Company. More than 91% of the aggregate amount held under these contracts and policies is presently in investment accounts not guaranteed by the Company.

      The Company emphasizes the sale of its separate account variable annuities over its general account annuities. The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company’s investment risks (by shifting such risks to the separate account contract holder) and capital requirements because the assets are held in the Company’s separate accounts, while enabling the Company to earn fee income from the management of assets held in the separate accounts. The selection of separate accounts also permits contract holders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company’s general account. The Company believes there will be a continuation in the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options), which will benefit its accumulation business.

      Approximately 83% of the Company’s career agents were licensed through MONY Securities Corp. at December 31, 2000 to sell variable annuities (with 85% having National Association of Securities Dealers, Inc. (“NASD”) Series 6 licenses and 33% having NASD Series 7 licenses).

      The Company offers a variety of proprietary retail mutual funds to retail customers. ECM’s wholly-owned subsidiary, Enterprise Fund Distributors, Inc., acts as the broker-dealer in distributing shares in the Enterprise Group of Funds through MONY Securities Corp. and third-party broker-dealer firms. ECM has made available Enterprise Accumulation Trust as a funding vehicle for variable product offerings of third-party insurance companies, initially concentrating on small and mid-size insurance companies.

      As of December 31, 2000, ECM had $8.2 billion in assets under management, of which $4.8 billion related to the proprietary retail mutual funds and $3.4 billion related to the Enterprise Accumulation Trust. The Company earns management fees on both of these categories of assets.

      ECM offers an opportunity for individual retail investors to have access to the advice and expertise of leading institutional money managers, which is generally not available to those individual retail investors.

  Other Products —

      In its broker-dealer operations, in addition to selling the Company’s proprietary investment products, the Company facilitates transactions for its accumulation customers by providing access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities).

      MONY Securities Corporation (“MSC”) is a registered securities broker-dealer and investment advisor and a member of the NASD. MSC is a wholly-owned subsidiary of MONY Life Insurance Company. MSC performs brokerage and other investment services relating to a wide range of securities, including mutual funds, stocks, bonds, limited partnership interests (primarily in real estate, oil and gas and equipment leasing) and tax-exempt unit investment trusts. For the years ended December 31, 2000, 1999, and 1998, 43%, 39%, and 47%, respectively, based on brokerage commissions, of the investment products sold by MSC are shares in mutual funds in the Enterprise Group of Funds. MSC’s products and services are distributed through registered representatives who belong to MONY Life’s career agency sales force. MSC transacts business in all 50 of the United States, the District of Columbia and Puerto Rico. Sales of other non-proprietary investment products were $381.0 million, $547.0 million, and $340.8 million, respectively for the years ended December 31, 2000, 1999, and 1998.

      In its insurance brokerage operation, the Company provides its career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. MONY’s insurance brokerage subsidiary, MONY Brokerage Inc., is licensed as an insurance broker in Delaware and most other states.

      The Run-Off Businesses include certain lines of business no longer written by the Company. The Run-Off Businesses primarily consist of group life and health insurance and the group pension business that was not included in the Group Pension Transaction.

      Financial information with respect to each of the Company’s business segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 of the Consolidated Financial Statements.

Marketing and Distribution

      The Company’s marketing strategy focuses on small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company’s key strengths, namely its wide range of individual protection and accumulation products and its career agency sales force. Based on annualized premiums, the career agency sales force generated approximately 37% of all protection product new sales and 42% of accumulation new product sales in 2000, including sales of proprietary retail mutual funds.

  Career Agency Sales Force —

      The Company believes that its managerial agency system and career agency sales force is a competitive advantage in the marketplace. Distribution through career agents allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

      The Company’s career agency sales force consisted of approximately 2,191 domestic field agents at December 31, 2000. The sales force is organized as a managerial agency system under which 57 agency managers as of December 31, 2000 supervise the marketing and sales activities of agents in defined marketing territories in the United States and Europe. The agency managers are all employees of the Company, while the career agents are all independent contractors and not employees of the Company. The contract with each career agent requires the agent to submit to the Company applications for policies of insurance issued by the Company. The Company’s compensation arrangements with career agents contain incentives for the career agents to solicit applications for products issued by MONY Life and for products issued by insurance companies not affiliated with the Company, made available by the Company’s insurance brokerage operations, MONY Brokerage, Inc. and its broker-dealer, MONY Securities Corp. (“MSC”). Those incentives include counting first year commissions for the purposes of expense reimbursement programs, sales awards and certain other benefits. In addition, MONY Brokerage, Inc. and MSC make available products issued by other insurance companies that the Company does not offer.

      In 2000, the Company had 645 agents who were members of Million Dollar Round Table (“MDRT”), an industry designation based on sales which result in annual first-year commissions of $57,000 or more, up from 475 in 1999. The Company believes that the percentage of its career agents who are MDRT members is among the highest in the industry.

      The Company’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers designed to more closely align the interests of the managers with those of the Company.

      The Company has several programs to recruit and train its career agents. As a result of its recruiting programs, the Company hired 1,012 new agents in 2000. These agents participate in the Company’s redesigned training programs.

      The Company segments its career agency sales force into four groups according to experience and productivity levels and assigns agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. There is a tier for new agents with little or no experience in the industry; a tier for experienced agents who are producing at superior levels; and two tiers in between.

      The Company believes that this tiering system is unique in the life insurance industry and gives the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, the Company is able to increase the number and quality of new agents recruited each year. The Company believes that the tiering system allows the Company to attract and retain already established and successful agents by providing an environment in which such agents can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other agents by providing marketing and training support that is responsive to such agents’ career development needs.

  Complementary Distribution Channels —

      In addition to sales by the career agents, the Company also distributes its products through a variety of complementary distribution channels including third-party broker-dealers, brokerage general agencies, and through its subsidiary, Trusted Securities Advisors Corp.

      The Company utilizes third-party broker-dealers to sell its mutual fund products through wholesalers. The Company expects to increase the number of these specialized sales agents in the future.

      The Company through USFL, distributes certain protection products through approximately 232 brokerage general agencies located in 44 states, which operate under the same agency contract.

      Through Trusted Securities Advisors Corp., the Company sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are licensed agents and registered representatives of the Company.

Pricing and Underwriting

      Insurance underwriting involves a determination of the type and amount of risk which an insurer is willing to accept. The Company’s underwriters evaluate each policy application on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of the Company’s products is affected by the degree to which future experience deviates from these assumptions.

Reinsurance

      MONY Life uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse MONY Life for the ceded amount in the event the claim is paid. However, MONY Life remains contingently liable for all benefits payable even if the reinsurer fails to meet its obligations to MONY Life.

      Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts, except for the Level Term product which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $16.7 billion, $11.9 billion, and $9.3 billion at December 31, 2000, 1999, and 1998, respectively.

      The Company also had in place two “surplus relief” reinsurance contracts. On March 31, 1999, one of these contracts was recaptured by MONY Life, resulting in a $30.1 million decrease in statutory surplus. At December 31, 1999, MONY Life’s statutory surplus included $39.4 million relating to MONY Life’s outstanding surplus relief reinsurance contract, or 3.7% of MONY Life’s statutory surplus at that date. On January 1, 2000, the Company recaptured its remaining outstanding surplus relief reinsurance contract. This reduced the Company’s statutory surplus by $39.4 million. Surplus relief reinsurance had the effect of increasing current statutory surplus while reducing future statutory earnings. Although these agreements did not qualify to be accounted for as reinsurance under GAAP, the Company’s agreements qualified for reinsurance accounting under accounting practices prescribed or permitted by the New York Insurance Department (“SAP”) and were specifically been approved by the New York State Insurance Department.

      As of December 31, 1997 the Company’s outstanding individual disability income insurance business is reinsured on an indemnity basis. See “— Protection Products.”

      The following table presents the Company’s principal reinsurers and the percentage of total reinsurance recoverable reported in the Company’s consolidated financial statements at December 31, 2000 that was due from each reinsurer, including reinsurance recoverable reported in the consolidated financial statements under the caption “Amounts Due From Reinsurers” (which amounted to $491.6 million), reinsurance recoverable in the Closed Block (which amounted to $106.4 million), and indemnity reinsurance in connection with the “Group Pension Transaction” (which amounted to $74.2 million).

Reinsurers:

Centre Life Reinsurance, Ltd.	55.1%

AUSA Life Insurance Company Inc.	11.1

Life Reassurance Corp of America	10.9

UNUM Life Insurance Company of America	2.8

All Other	20.1

100%

International Business

      MONY Life, through its subsidiary, MONY International Holdings markets life insurance, annuities, mutual funds and trust services international to higher income individuals. The Company’s targets the sale of its products to nationals of certain Latin American countries.

Ratings

      In 1999, ratings of the Company’s primary domestic life insurance companies were upgraded by the four rating agencies which rate the Company’s claims-paying ability and financial strength. Standard & Poor’s (“S&P”) upgraded the Company’s rating to AA- (Very Strong), Moody’s Investors Services (“Moody’s”) upgraded the Company to A2 (Good), Fitch IBCA, formerly Duff & Phelps, upgraded the Company to AA- (Very High) and A.M. Best upgraded the Company’s domestic insurance subsidiaries to A (Excellent). Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in MONY Life and its ability to market its products. Rating organizations continually review the financial performance and condition of insurers, including MONY Life. Any lowering of MONY Life’s ratings could have a material adverse effect on MONY Life’s ability to market its products and retain its current policyholders. These consequences could, depending upon the extent thereof, have a material adverse effect on MONY Life’s liquidity and, under certain circumstances, net income. A.M. Best’s ratings for insurance companies currently range from “A++” to “F”, and some companies are not rated. A.M. Best publications indicate that “A” ratings are assigned to those companies that in A.M. Best’s opinion have achieved excellent overall performance when compared to the standards established by A.M. Best. “A” companies are considered to have a strong ability to meet their obligations to policyholders over a long period of time. The Demutualization and the Offerings are part of management’s strategy to enhance the Company’s capital base and its access to capital in order to improve ratings.

      Moody’s ratings for insurance companies currently range from “Aaa” to “C”, S&P’s ratings for insurance companies range from “AAA” to “CCC-”, and Fitch’s ratings for insurance companies range from “AAA” to “CCC-.” In evaluating a company’s financial and operating performance, Moody’s, S&P and Fitch review its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competence of its management.

      The foregoing ratings reflect each rating agency’s current opinion of the Company’s claims-paying ability, financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors in the common stock. Such factors are of concern to policyholders, agents and intermediaries.

      The table below represents the Company’s ratings.

	S&P	Moody’s	Fitch IBCA	A.M. Best

MONY Group, Inc.

8.35% Senior Notes	A-(Strong)	Baa1(Investment Grade)	A-(High Credit Quality)	a-(Strong)

7.45% Senior Notes	A-(Strong)	Baa1(Investment Grade)	A-(High Credit Quality)	a-(Strong)

Commercial paper	A-2(Good)	P-2(Strong)	F-2(Moderately Strong)	AMB-2(Acceptable)
MONY Life

Surplus Notes	A(Strong)	Baa1(Medium Grade)	A(Average)	a-(Strong)

Competition

      The Company believes that competition in the Company’s lines of business is based on service, product features, price, compensation structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher claims paying ability ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance and investment products.

      The Gramm-Leach-Bliley Act of 1999, permits business combinations of commercial banks, insurers and securities firms under one holding company. The ability of banks to affiliate with insurance companies and to offer annuity products of life insurance companies may materially adversely affect all of the Company’s product lines by substantially increasing the number, size and financial strength of potential competitors.

      The Company must attract and retain productive agents to sell its insurance and annuity products. Strong competition exists among insurance companies for agents with demonstrated ability. Management believes that key bases of competition among insurance companies for agents with demonstrated ability include a company’s financial position and the services provided to, and relationships developed with, these agents in addition to compensation and product structure.

Regulation

  General Regulation at the State Level

      MONY Life is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam and the U.S. Virgin Islands. MONY Life Insurance Company of America (“MLOA”) is licensed and regulated in all states other than New York and U.S. Financial is licensed and regulated in all states other than Arizona, Idaho, Minnesota, Nevada, New York, Vermont, Virginia, West Virginia and the District of Columbia.

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

      The Company is not regulated as an insurance company but will, as the direct or indirect owner of the capital stock of MONY Life, MLOA and USFL, be subject to the insurance holding company acts of the states in which MONY Life, MLOA and U.S. Financial are domiciled (or deemed to be commercially domiciled). Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and, annually, to furnish financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in New York, Arizona and Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The New York, Arizona and Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets or other material transactions within the holding company structure. Generally, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. Under the New York Insurance Law, for a period of five years following the effective date of the Plan, no person may acquire beneficial ownership of 5% or more of the outstanding shares of common stock without the prior approval of the New York State Superintendent of Insurance (the “New York Superintendent”). Certain affiliates of Goldman Sachs & Co., one of the underwriters of the Offerings (the “Investors”), have received a conditional waiver of this rule from the New York Superintendent in connection with the potential exercise of warrants they hold prior to the end of such five-year period. See “— Determination of Non-Control.”

      In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. See “Note 18 to the Consolidated Financial Statements.” In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations.

      MONY Life, MLOA and USFL continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

      The National Association of Insurance Commissioners (the “NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurance companies domiciled in such states. NAIC-accredited states will not accept reports of examination of insurance companies from unaccredited states except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The accreditation of the New York Insurance Department, MONY Life’s principal insurance regulator, has been suspended as a result of the New York legislature’s failure to adopt certain model NAIC laws. MONY Life believes that the suspension of the NAIC accreditation of the New York Insurance Department, even if continued, will not have a significant impact upon its ability to conduct its insurance businesses.

  Shareholder Dividend Restrictions

      The payment of dividends by MONY Life to the Holding Company is regulated under state insurance law. Under the New York Insurance Law, any domestic stock life insurance company may distribute a dividend to its shareholders where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (a) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (b) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. The law also states that if the company does not satisfy the criteria mentioned above, it can only distribute dividends to it’s shareholders upon giving notice of it’s intentions to the superintendent no less than thirty days in advance of such declaration. The superintendent may disapprove such distribution by giving written notice to such company within thirty days after such filing that he finds that the financial condition of the company does not warrant such distribution. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements, pay interest on its debt, and pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition, Arizona and Ohio insurance laws contain restrictions on the abilities of MLOA and USFL respectively to pay dividends to MONY Life. MONY Life’s inability to pay dividends to the Holding Company in the future in an amount sufficient for the Holding Company to pay dividends to its stockholders would have a material adverse effect on the Holding Company and the market value of the common stock.

      In 2000, MONY Life paid a dividend to MONY Group in the amount of $100 million.

  Risk-Based Capital Requirements

      To enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement Risk Based Capital (“RBC”) requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates and (iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

      The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level RBC and its total adjusted capital. The model law sets forth the points at which a superintendent of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level RBC, which is set at twice the Authorized Control Level RBC. The second level is the Regulatory Action Level RBC, set at 1.5 times the Authorized Control Level RBC. The third is the Authorized Control Level RBC, and the fourth is the Mandatory Control Level RBC, set at 70% of the Authorized Control Level RBC.

      If an insurance company’s adjusted capital is higher than the Regulatory Action Level but below the Company Action Level, the insurance company must submit to its superintendent of insurance a comprehensive financial plan. If an insurance company’s adjusted capital is higher than the Authorized Control level but lower than the Regulatory Action Level, the superintendent of insurance shall perform such examination or analysis as he or she deems necessary of the insurer’s business and operations and issue any appropriate corrective orders to address the insurance company’s financial problems. If an insurer’s adjusted capital is higher than the Mandatory Control Level but lower than the Authorized Control Level, the superintendent may place the insurer under regulatory control. If the insurance company’s adjusted capital falls below the Mandatory Control Level, the superintendent will be required to place the insurer under regulatory control. The adjusted RBC capital ratios of all the Company’s insurance subsidiaries at December 31, 2000 and 1999 were in excess of the Company Action Levels.

Determination of Non-Control

      On December 30, 1997, affiliates of Goldman Sachs and Company, (the “Investors”) entered into an investment agreement with MONY (the “Investment Agreement”), pursuant to which: (i) the Investors purchased the MONY Notes (see Note 2 to the Consolidated Financial Statements) and (ii) warrants (the “Warrants”) to purchase from the

Company (after giving effect to the Offerings) in the aggregate 7.0% of the fully diluted common stock as of the first date following such effectiveness on which shares of common stock were first issued to policyholders. In 2000, all of the MONY Notes were repurchased. See “Management Discussion and Analysis — Extraordinary Item” and Note 2 to the Consolidated Financial Statements.

      The New York Superintendent issued a determination pursuant to Section 1501(c) of the New York Insurance Law, dated December 29, 1997, that the Investors would not control MONY Life as a result of the transactions contemplated by the Investment Agreement, subject to certain notice and approval requirements, and certain commitments by the Investors. The Investors have agreed to the following notice and approval requirements: (i) the Investors and their affiliates will notify the New York Superintendent before exercising the Warrants or selling any of the Warrants or MONY Notes; (ii) the Investors and their affiliates must notify the New York Superintendent before the sale of any securities of MONY Life, the Company or any of their affiliates acquired pursuant to the Investment Agreement; (iii) the notice and non-disapproval requirements of Section 1505(c) and (d) of the New York Insurance Law (relating to transactions within a holding company system) apply to transactions between the Investors and the Company or any affiliate, except transactions in the ordinary course of the Investors’ business other than transactions involving investment management or investment advisory services performed by the Investors for or on behalf of the Company or any affiliate, to which (along with certain other transactions) the notice requirements of Section 1505(d) of the New York Insurance Law will apply; and (iv) the Investors will provide to the New York Superintendent quarterly and annual reports of transactions between the Investors and the Company or any affiliate. The Investors have also made commitments to the New York Superintendent as follows: (i) every transaction between the Investors and the Company or any affiliate will comply with the standards of the New York Insurance Law related to transactions within a holding company system; (ii) the Investors will be subject to New York Insurance Law requirements regarding examinations by the New York Superintendent and violations and penalties in the context of holding company system; (iii) the Investors will not acquire, directly or indirectly, any security issued by the Company or any affiliate except pursuant to the Investment Agreement or in the ordinary course of their business; (iv) the Investors will not exercise the rights of security holders to vote (except for certain major corporate transactions), propose directors in opposition to management, solicit proxies, call special meetings, or dispose or threaten to dispose of securities as a condition for corporate action or non-action by the Company or any affiliate; (v) the Investors may have one representative (with certain restrictions on activities) on the boards of MONY Life, the Company, or a key subsidiary thereof as long as such boards have at least 13 members; and (vi) the Investors will not otherwise cause, or attempt to cause, the direction of the management or policies of, or otherwise exercise control over, the Company or any affiliate. The determination of non-control will remain in effect until revoked by the New York Superintendent in accordance with the New York Insurance Law, at the request of the Investors or upon the initiative of the New York Superintendent, or the Investors own less than 2% of the equity securities of the Company.

Assessments Against Insurers

      Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. These arrangements provide certain levels of protection to policyholders from losses under insurance policies (and certificates issued under group insurance policies issued by life insurance companies) issued by insurance companies that become impaired or insolvent. Typically, assessments are levied (up to prescribed limits) on member insurers on a basis which is related to the member insurer’s proportionate share of the business written by all member insurers in the appropriate state.

  Securities Laws

      The Company, certain of its subsidiaries and certain policies and contracts offered by such subsidiaries are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission (the “Commission”) and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Certain annuity contracts and insurance policies issued by subsidiaries are registered under the Securities Act of 1933, as amended (the “Securities Act”), and certain other subsidiaries of the Company are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

      MONY Life and certain of its subsidiaries are investment advisors registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Certain investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States and the District of Columbia. Certain subsidiaries of the Company are also subject to the Commission’s net capital rules.

      All aspects of MONY Life’s subsidiaries’ investment advisory activities are subject to various federal and state laws and regulations in jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

      MONY Life and its subsidiaries may also be subject to similar laws and regulations in the states and foreign countries in which they provide investment advisory services, offer the products described above or conduct other securities related activities.

  ERISA Considerations

      On December 13, 1993, the United States Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contract are “plan assets” and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and for exclusive purpose of providing benefits to participants and beneficiaries. The Court limited the imposition of ERISA fiduciary obligations in these instances to assets in an insurer’s general account that were not reserved to pay benefits of guaranteed benefit policies (i.e., benefits whose value would fluctuate in accordance with the insurer’s investment experience). On December 22, 1997 the Secretary of Labor issued proposed regulations, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Internal Revenue Code of 1986 (the “Code”).These regulations became final on January 5, 2000. The transition rules of the regulations will apply only with respect to a policy issued by an insurer on or before December 31, 1998. In the case of such a policy, the regulations will generally take effect at July 5, 2001. Generally, no person will be liable under ERISA or the Code for conduct occurring prior to the end of such 18-month period, where the basis of a claim is that insurance company general account assets constitute plan assets provided the insurer satisfies the safe harbor requirements of the regulations. Insurers issuing new policies after December 31, 1998, that are not guaranteed benefit policies will be subject to fiduciary obligations under ERISA.

      A review of the Company’s procedures with respect to its general account contracts will be required to ensure compliance with the final regulations.

  Potential Tax Legislation

      Congress has, from time to time, considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. Any such legislation could also adversely affect purchases of annuities and life insurance. Additionally, legislation has been proposed to repeal the federal estate tax that could adversely affect the purchase of life insurance.

  Environmental Considerations

      As owners and operators of real property, MONY Life and certain of its subsidiaries are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, MONY Life and certain of its subsidiaries hold equity stakes in companies that could potentially be subject to environmental liabilities. MONY Life assesses the business and properties and its level of involvement in the operation and management of such companies. MONY Life routinely conducts environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by MONY Life. While there can be no assurance that unexpected environmental liabilities will not arise, based on these environmental assessments and compliance with MONY Life’s internal procedures, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties would not have a material adverse effect on the Company’s financial position or results of operations.

Employees

      As of December 31, 2000, the Company had approximately 2,466 employees. No employees are covered by a collective bargaining agreement. The Company is represented by approximately 2,447 full time domestic and international career agents, at December 31, 2000, who are all independent contractors and are not employees of the Company. The Company believes that its employee and agent relations are satisfactory.

ITEM 1A.  Executive Officers of the Registrant

The names of the executive officers of the MONY Group and MONY Life Insurance Company and their respective ages and positions are as follows:

Name	Age	Position

Michael I. Roth	55	Chairman of the Board, Chief Executive Officer and Director

Samuel J. Foti	49	President, Chief Operating Officer and Director

Richard Daddario	53	Executive Vice President and Chief Financial Officer

Kenneth M. Levine	54	Executive Vice President, Chief Investment Officer and Director

Lee M. Smith	57	Vice President and Corporate Secretary

Bart R. Schwartz	48	Senior Vice President and General Counsel

Richard E. Connors	48	Senior Vice President of MONY Life Insurance Company

Phillip A. Eisenberg	58	Senior Vice President and Chief Actuary of MONY Life Insurance Company

Stephen J. Hall	53	Senior Vice President of MONY Life Insurance Company

Victor Ugolyn	53	Senior Vice President of MONY Life Insurance Company

Grant W. Kurtz	58	Senior Vice President of Advest

Larry Cohen	48	Vice President and Controller

David Weigel	54	Vice President and Treasurer

Steven Orluck	48	Senior Vice President

Kimberly Windrow	44	Vice President of Human Resources of MONY Life Insurance Company

Officers of the Company are elected annually and serve until their retirement, resignation, death or removal.

Set forth below is a description of the business positions during at least the past five years for the executive officers of the Company and MONY Life Insurance Company.

Michael I. Roth has been a Director of the Company since September 1997 and is Chairman and Chief Executive Officer of the Company. He is Chairman of the Board (since July 1993) and Chief Executive Officer (since January 1993) of MONY Life and has been a Director since May 1991. He has also served as MONY Life’s President and Chief Executive Officer (from January 1993 to July 1993), President and Chief Operating Officer (from January 1991 to January 1993) and Executive Vice President and Chief Financial Officer (from March 1989 to January 1991). Mr. Roth has been with MONY Life for 12 years. Mr. Roth serves on the board of directors of the American Council of Life Insurance, The Life Insurance Council of New York, Enterprise Foundation (a charitable foundation which develops housing and which is not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc., Lincoln Center for the Performing Arts Leadership Committee, Life Office Management Association, New York City Partnership and Chamber of Commerce, Inc., and Committee for Economic Development. He is also Chairman of the Board of Insurance Marketplace Standards Association.

Samuel J. Foti has been a Director of the Company since September 1997 and is President and Chief Operating Officer of the Company. He is President and Chief Operating Officer (since February 1994) of MONY Life Insurance Company and has been a Director since January 1993. He has also served as MONY Life Insurance Company’s Executive Vice President (from January 1991 to February 1994) and Senior Vice President (from April 1989 to January 1991). Mr. Foti has been with MONY Life Insurance Company for 12 years. Mr. Foti previously served on the board of directors of the Life Insurance Marketing and Research Association, where he served as Chairman from October 1996 through October 1997, and currently serves as Chairman of the Board of Trustees of the American College.

Richard Daddario is Executive Vice President and Chief Financial Officer of the Company. He is Executive Vice President and Chief Financial Officer (since April 1994) of MONY Life. Prior to being appointed Executive Vice President and Chief Financial Officer, he served as Senior Vice President and Corporate Controller. Mr. Daddario has been with MONY Life for 11 years.

Kenneth M. Levine has been a Director of the Company since September 1997 and is Executive Vice President and Chief Investment Officer of the Company since August 1998. He has also been a Director (since May 1994) and Executive Vice President (since February 1990) and Chief Investment Officer (since January 1991) of MONY Life. He has also served as MONY Life’s Senior Vice President — Pensions (from January 1988 to February 1990). Prior to that time, Mr. Levine held various management positions with MONY Life. Mr. Levine has been with MONY Life for 28 years.

Lee M. Smith is Corporate Secretary and Vice President, Government Relations of the Company since September 1999 Mr. Smith was Vice President for Government Relations of MONY Life Insurance

Company (from September 1985 to August 1999) and prior to that time held several positions with MONY Life Insurance Company. Mr. Smith has been with MONY Life insurance Company for 20 years.

Bart Schwartz is Senior Vice President and General Counsel of the Company and of MONY Life. Mr. Schwartz joined the Company in June 2000. Before then, he was Senior Vice President and General Counsel of Willis Corroon Corporation.

Richard E. Connors is Senior Vice President of MONY Life (since February 1994). He has also served as MONY Life Insurance Company’s Regional Vice President — Western Region (from June 1991 to February 1994), Vice President — Small Business Marketing (from January 1990 to June 1991) and Vice President — Manpower Development (from March 1988 to January 1990). Mr. Connors has been with MONY Life Insurance Company for 12 years.

Phillip A. Eisenberg is Senior Vice President and Chief Actuary of MONY Life (since April 1993). He has also served as MONY Life’s Vice President — Individual Financial Affairs (from January 1989 to March 1993). Prior to that time, Mr. Eisenberg held various positions within MONY Life Insurance Company. Mr. Eisenberg has been with MONY Life for 36 years.

Stephen J. Hall is Senior Vice President of MONY Life (since February 1994). He has also served as MONY Life’s Vice President & Chief Marketing Officer (from November 1990 to February 1994) and prior to that time was manager of MONY Life’s Boise, Idaho insurance agency. Mr. Hall has been with MONY Life for 27 years.

Victor Ugolyn is Senior Vice President of MONY Life (since May 1991). He is also Chairman and Chief Executive Officer of Enterprise Capital Management, Inc. (since May 1991); Enterprise Group of Funds, Inc. (since May 1991); Enterprise Accumulation Trust (since September 1994); and Enterprise Fund Distributors, Inc. (since May 1991); Chairman of MONY Securities Corporation (since May 1991); and Chairman and President of Enterprise International Group of Funds (since October 1994). Mr. Ugolyn has been with MONY Life for 10 years.

Grant W. Kurtz, has served as Chief Executive Officer of Advest Group Inc. and Advest, Inc. since April 1999. Mr. Kurtz joined Advest Group Inc. in 1985 and became Senior Executive Vice President of the Advest Group Inc. and Advest, Inc. in 1988. In October 1990, Mr. Kurtz became President of Advest, Inc. and in March 1995 he became President of Advest Group Inc.

Larry Cohen is Vice President, Controller and Principal Accounting Officer of the Company. He has held that position since 1994. Prior to that, he was Vice President and Tax Director of MONY Life. Mr. Cohen has been with the Company for 9 years.

David Weigel is Vice President and Treasurer of the Company (since April 1991). He was Assistant Treasurer of MONY Life from 1983 to 1991 and, prior to that, held several positions with MONY Life. Mr. Weigel has been with MONY Life for 32 years.

Steven Orluck is Senior Vice President, Complementary Distribution for the member companies of The MONY Group Inc. Mr. Orluck has been with the Company since 1998.

Kimberly Windrow is Vice President, Human Resources of MONY Life Insurance Company. Ms. Windrow joined MONY Life in 2000. Prior to joining Mony Life, Ms. Windrow was senior vice president, human resources for Willis North America.

ITEM 2.  Properties

      The Company leases its headquarters building which is located at 1740 Broadway, New York, New York and consists of approximately 264,570 square feet. The Company also occupies facilities in Syracuse, New York, for use in its insurance operations, which consist of approximately 578,970 square feet in the aggregate. The Company also leases all 110 of its agency and its subsidiary offices, which consist of approximately 573,636 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.  Legal Proceedings

      See Note 18 of the Consolidated Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2000, there were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “MNY.”

      The following table presents the high and low closing prices for the common stock of The MONY Group on the NYSE for the period indicated and the quarterly dividends declared per share.

	High	Low	Dividends

2000

First Quarter	$32.31	$26.88	$—

Second Quarter	$37.06	$29.13	$—

Third Quarter	$41.44	$32.94	$—

Fourth Quarter	$49.44	$37.44	$0.45

1999

First Quarter	$30.94	$23.44	$0.10

Second Quarter	$32.63	$23.50	$0.10

Third Quarter	$33.69	$25.31	$0.10

Fourth Quarter	$31.50	$25.50	$0.10

      As of March 15, 2001, the closing price of the MONY Group’s common stock was $36.90. There were 590,717 holders of common stock at March 15, 2001.

      The MONY Group expects to continue to pay an annual dividend on its common stock in 2001. Dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of the MONY Group and the impact of regulatory restrictions. See “Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.  Selected Consolidated Financial Information

      The following table sets forth Selected Consolidated Financial Information for the Company. The Selected Consolidated Financial Information as of and for the years ended December 31, 2000, 1999 and 1998 is different, as discussed in Note 1 below, from that presented in the Company’s audited consolidated financial statements contained elsewhere herein. The Selected Consolidated Financial Information as of and for the years ended December 31, 1997 and 1996 has been derived from audited financial statements. The selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s consolidated financial statements and the notes thereto and the other financial information included elsewhere herein.

	As of and for the Year Ended December 31,

	2000	1999	1998	1997	1996

	($ in millions)

Consolidated Income Statement Data(1)(11):

Revenues:

Premiums	$700.5	$717.1	$721.8	$838.6	$859.8

Universal life and investment-type product policy fees	205.8	196.3	151.6	127.3	100.9

Net investment income	978.1	902.3	735.7	733.0	751.6

Net realized gains (losses) on Investments(2)	37.5	125.1	171.1	72.1	75.9

Group Pension Profits(3)	37.1	63.0	56.8	60.0	59.5

Other income	223.3	197.2	163.2	145.4	117.3

Total revenues	2,182.3	2,201.0	2,000.2	1,976.4	1,965.0

Total benefits and expenses	1,786.2	1,820.4	1,733.2	1,805.5	1,864.5

Income before income taxes and extraordinary item	396.1	380.6	267.0	170.9	100.5

Income tax expense(4)	133.8	132.0	103.0	53.8	44.0

Income before extraordinary item	262.3	248.6	164.0	117.1	56.5

Extraordinary item — net	37.7	—	—	—	—

Net income	$224.6	$248.6	$164.0	$117.1	$56.5

Basic Earnings Per Share(5)	4.83	5.26	0.19	xxxx	xxxx

Diluted Earnings Per Share(5)	4.70	5.20	0.18	xxxx	xxxx

Cash Dividends Per Common Share	0.45	0.40	xxxx	xxxx	xxxx

Consolidated Balance Sheet Data:(1)

Total assets(6)(7)	$24,575.3	$24,753.4	$24,958.2	$23,611.3	$22,143.5

Total debt(12)	623.4	298.8	375.4	423.6	422.7

Total liabilities(8)(9)	22,536.3	22,927.9	23,180.6	22,290.7	20,973.0

Shareholders’ equity(10)	2,038.9	1,825.5	1,777.6	1,320.6	1,170.5

(1)	The conversion of the predecessor to MONY Life to a stock life insurance company and the establishment of the Closed Block have significantly affected the presentation of our consolidated financial statements. The most significant effects are as follows:

•	The results of the policies included in the Closed Block are reflected as a single line item in our statements of income, entitled “Contribution from the Closed Block,” whereas, prior to the establishment of the closed block, the results of such business were reported in various line items in our income statement, including premiums, net investment income, net realized gains, benefits, amortization of deferred policy acquisition costs, etc.

•	The assets and liabilities allocated to the closed block are reported separately in our balance sheet under the captions “Closed Block assets” and “Closed Block liabilities,” respectively.

To assist interested parties in analyzing our consolidated financial results, the consolidated income statement information for the years ended December 31, 2000, 1999 and 1998 present the individual components of the Closed Block activity for such periods, combined on a line by line basis, with such activity outside the Closed Block. This consolidated combined basis income statement is provided to facilitate comparisons of current period results with that of the other periods presented.

(2)	Includes writedowns for impairment and net changes in valuation allowances on real estate, mortgage loans and investment securities aggregating $5.9 million, $23.5 million, $24.4 million, $76.0 million, and $20.1 million for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

NOTES TO SELECTED CONSOLIDATED FINANCIAL INFORMATION — (Continued)

(3)	For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to Note 10 of the Consolidated Financial Statements included herein. Management believes that Group Pension Profits will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002.

(4)	Prior to November 16, 1998, MONY Life, as a mutual life insurance company, was subject to the surplus tax imposed on mutual life insurance companies under Section 809 of the Code. Section 809 requires (and the surplus tax results from) the disallowance of a portion of a mutual life insurance company’s policyholder dividends as a deduction from taxable income. The income tax expense amounts include $0.0 million, $0.0 million, $0.0 million, $5.8 million, and $12.8 million of surplus tax for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

(5)	Prior to its reorganization on November 16, 1998, the Company had no common stock outstanding and, accordingly, did not report per share earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In accordance with GAAP, per share amounts presented for 1998 include only the results of operations for the period from November 16, 1998 (the effective date of our reorganization) through December 31, 1998. On a pro forma basis, assuming the reorganization occurred January 1, 1998, basic and diluted earnings per share would have been $4.05 and $3.99 respectively. See Note 4 to the Consolidated Financial Statements.

(6)	Includes assets transferred in the Group Pension Transaction of $4,927.7 million, $5,109.8 million, $5,751.8 million, $5,714.9 million, and $5,627.6 million at December 31, 2000, 1999, 1998, 1997, and 1996, respectively. See Note 10 to the Consolidated Financial Statements.

(7)	Includes Closed Block assets of $6,251.2 million, $6,182.1 million and $6,161.2 million at December 31, 2000, 1999 and 1998, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 and Note 20 to the Consolidated Financial Statements.

(8)	Includes liabilities transferred in the Group Pension Transaction of $4,897.2 million, $5,099.1 million, $5,678.5 million, $5,638.7 million, and $5,544.1 million at December 31, 2000, 1999, 1998, 1997, and 1996, respectively. See Note 10 to the Consolidated Financial Statements.

(9)	Includes Closed Block liabilities of $7,315.8 million, $7,303.3 million and $7,290.7 million at December 31, 2000, 1999 and 1998, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 and Note 20 to the Consolidated Financial Statements.

(10)	Shareholders’ equity at December 31, 1998 includes approximately $248.7 million which represents the remaining net proceeds from MONY Group’s initial public offering after deducting cash used to pay cash to certain eligible policyholders and cash used to fund policy credits given to certain eligible policyholders in connection with the Demutualization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the Consolidated Financial Statements.

(11)	The comparability of the Company’s results of operations for the years ended December 31, 2000 and 1999 with prior years is affected by the sale of the Company’s disability income business in December 1997.

(12)	Includes short-term debt of $52.3 million, $53.4 million, $0.0 million, $0.0 million, and $0.0 million as of December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion of the Company’s financial results of operations is based on the results of the Closed Block for the year ended December 31, 2000 and December 31, 1999 combined on a line by line basis with the results of operations outside the Closed Block, for such respective periods as further discussed below. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the “Selected Consolidated Financial Information” and the Consolidated Financial Statements and related footnotes and other financial information included elsewhere herein.

General

      MONY’s conversion to a stock life insurance company and the establishment of the Closed Block, as discussed in the Notes to the Consolidated Financial Statements and “Item 1 — Organization and Business” have significantly affected the presentation of the consolidated financial statements of the Company. The most significant effects are as follows:

(i)	the actual results of the Closed Block’s operations are reflected as a single line item in the Company’s statements of income, entitled “Contribution from the Closed Block”, whereas, prior to the establishment of the Closed Block the results of its operations were reported in various line items in the Company’s income statement, including premiums, net investment income, net realized gains, benefits, amortization of deferred policy acquisition costs, etc.

(ii)	all assets and liabilities allocated to the Closed Block are reported separately in the Company’s balance sheet under the captions “Closed Block assets” and “Closed Block liabilities”, respectively, whereas prior to the establishment of the Closed Block such assets and liabilities were reported in various line items in the Company’s balance sheet, including fixed maturity securities, mortgage loans on real estate, policy loans, deferred policy acquisition costs, etc.

(iii)	revenues and expenses reported in the income statement for the year ended December 31, 1998 represent all revenues and associated expenses earned or incurred during such period; however, in accordance with generally accepted accounting principles, actual “basic” and “diluted” per share amounts are presented only for periods subsequent to the effective date of the Plan (see Notes 4 and 21 to the Consolidated Financial Statements).

      The pre-tax Contribution from the Closed Block for the years ended December 31, 2000 and 1999 were $42.8 million and $44.8 million respectively. The pre-Tax Contribution from the Closed Block for the period from November 16, 1998 (the date of MONY’s reorganization) through December 31, 1998, has $5.7 million. The pro-forma basis pre-tax Contribution from the Closed Block for the year ended December 31, 1998, assuming the Closed Block had been established January 1, 1998 is $52.2 million. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the business in the Closed Block. As a result, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

Segments

      For management and reporting purposes, the Company’s business is organized in two principal operating segments, the “Protection Products” segment and the “Accumulation Products” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. See the Notes to the Consolidated Financial Statements for more detail with respect to the Company’s segments.

Factors Affecting Profitability

      The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits, See “The Group Pension Transaction” and (vi) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals), and general business expenses.

      The Company’s profitability depends in large part upon (i) the amount of its assets, (ii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iii) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (iv) the persistency of its policies (which affects the ability of the Company to recover the costs incurred to sell a policy) and (v) its ability to manage the market and credit risks associated with its invested assets (vi) returns on venture capital investments and (vii) the investment performance of its mutual fund and variable product offerings. External factors, such as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability.

      In 2001, the Company expects to invest approximately $29.0 million in capital expenditures related to information technology initiatives aimed at increasing operating efficiencies.

      The following tables present the Company’s consolidated and segment results of operations for the years ended December 31, 2000, 1999 and 1998. For comparability with prior periods, the results of operations of the Closed Block for the year ended December 31, 2000, 1999, and the period from November 16, 1998 (the date of the formation of the Closed Block) to December 31, 1998 have been combined on a line by line basis with the results of operations outside the Closed Block. In all other respects the financial information herein is presented in accordance with GAAP unless otherwise noted. Management’s Discussion and Analysis, which follows this table, discusses the Company’s results of operations on the aforementioned combined basis unless otherwise noted.

Results of Operations

	For the Year Ended December 31, 2000

	Protection	Accumulation	Other	Reconciling(1)	Consolidated

Revenues

Premiums	$685.7	$1.3	$13.5	$—	$700.5

Universal life and investment-type product policy fees	134.8	70.0	1.0	—	205.8

Net investment income and realized gains on investments	796.7	124.9	68.9	25.1	1,015.6

Group Pension Profits(2)	37.1	—	—	—	37.1

Other income	20.6	120.2	77.4	5.1	223.3

	1,674.9	316.4	160.8	30.2	2,182.3
Benefits and Expenses

Benefits to policyholders	736.6	21.2	22.4	7.6	787.8

Interest credited to policyholders’ account balances	54.5	47.0	9.1	—	110.6

Amortization of deferred policy acquisition costs	110.8	28.3	—	—	139.1

Dividends to policyholders	232.7	1.5	1.3	—	235.5

Other operating costs and expenses	262.2	120.0	100.3	30.7	513.2

	1,396.8	218.0	133.1	38.3	1,786.2

Income before income taxes and extraordinary item	$278.1	$98.4	$27.7	$(8.1)	396.1

Income tax expense					133.8

Income before extraordinary items					262.3

Extraordinary item, net					37.7

Net Income					$224.6

Results of Operations

	For the Year Ended December 31, 1999

	Protection	Accumulation	Other	Reconciling(1)	Consolidated

Revenues

Premiums	$702.8	$0.9	$13.4	$—	$717.1

Universal life and investment-type product policy fees	122.3	73.3	0.7	—	196.3

Net investment income and realized gains on investments	823.1	132.4	69.6	2.3	1,027.4

Group Pension Profits(2)	63.0	—	—	—	63.0

Other income	16.6	95.1	80.7	4.8	197.2

	1,727.8	301.7	164.4	7.1	2,201.0
Benefits and Expenses

Benefits to policyholders	741.8	18.4	22.4	4.5	787.1

Interest credited to policyholders’ account balances	48.9	55.3	11.3	—	115.5

Amortization of deferred policy acquisition costs	107.1	30.7	—	—	137.8

Dividends to policyholders	227.5	2.0	1.2	—	230.7

Other operating costs and expenses	287.5	105.7	93.7	60.4	547.3

Demutualization expenses(3)	—	—	—	2.0	2.0

	1,412.8	212.1	128.6	66.9	1,820.4

Income before income	$315.0	$89.6	$35.8	$(59.8)	380.6

Income tax expense					132.0

Net Income					$248.6

	For the Year Ended December 31, 1998

	Protection	Accumulation	Other	Reconciling(1)	Consolidated

Revenues

Premiums	$702.3	$2.6	$16.9	$—	$721.8

Universal life and investment-type product policy fees	86.2	64.1	1.3	—	151.6

Net investment income and realized gains on investments	704.5	136.3	63.8	2.2	906.8

Group Pension Profits(2)	56.8	—	—	—	56.8

Other income	23.6	72.8	61.1	5.7	163.2

	1,573.4	275.8	143.1	7.9	2,000.2
Benefits and Expenses

Benefits to policyholders	731.9	19.0	31.0	7.9	789.8

Interest credited to policyholders’ account balances	42.5	60.6	10.6	—	113.7

Amortization of deferred policy acquisition costs	101.4	29.6	—	—	131.0

Dividends to policyholders	215.2	1.7	1.3	—	218.2

Other operating costs and expenses	288.7	84.4	80.2	—	453.3

Demutualization expenses(3)	—	—	—	27.2	27.2

	1,379.7	195.3	123.1	35.1	1,733.2

Income before income taxes	$193.7	$80.5	$20.0	$(27.2)	267.0

Income tax expense					103.0

Net income					$164.0

(1)	Amounts reported as “reconciling” primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group (iii) a one-time restructuring charge in 1999 of $59.7 million pretax relating to the Company’s early retirement program, and (iv) demutualization expenses in 1999 and 1998.
(2)	See Note 10 to the Consolidated Financial Statements contained herein.
(3)	See Note 4 to Consolidated Financial Statements “Summary of Significant Accounting Policies (Demutualization and New Accounting Pronouncements).”

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Premiums —

      Premium revenue was $700.5 million for 2000, a decrease of $16.6 million, or 2.3%, from $717.1 million reported for 1999. Substantially all of the decrease related to traditional life insurance products offered through the Company’s Protection Products segment. The decrease was comprised of (i) lower new premiums of $10.6 million, and (ii) lower renewal premiums of $30.5 million due to the reduction of the in-force block of business, offset by (i) higher single premium of $2.8 million, and (ii) an increase in USFL premiums of $21.3 million of which $17.6 represented new premiums on special risk term insurance products. The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution, the improvement of its financial strength ratings since being acquired by the Company and a product shift towards its term insurance product. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See “New Business Information” for a discussion regarding period to period sales and related trends.

     Universal life and investment-type product policy fees —

      Universal life and investment-type product policy fees were $205.8 million for 2000, an increase of $9.5 million, or 4.8%, from $196.3 million reported for 1999. The increase consisted primarily of higher Protection Products segment fees of $12.5 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company’s VUL business of approximately $14.9 million, and an increase of $2.2 million related to increased sales of corporate owned life insurance, offset by higher ceded reinsurance of $4.0 million across the Protection Products segment. For the year ended December 31, 2000, the Company reported total fees from its VUL business of $48.6 million, as compared to $33.7 million reported for 1999. The increase in fees resulted primarily from new sales of such business and the growing in-force block. This was offset by a decrease in the accumulation product segment of $3.3 primarily million due to lower fees from the Company’s FPVA products as a result of lower policy counts and lower fund balances.

     Net investment income and realized gains on investments —

      Net investment income was $978.1 million for the year ended December 31, 2000, an increase of $75.8 million, or 8.4%, from $902.3 million reported in 1999. The increase in net investment income is primarily related to an increase in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of, or investment in equity securities issued by such companies. For 2000, the Company earned $236.3 million relating to such partnership investments, an increase of $47.4 million from $188.9 million recorded for 1999. The balance of the increase in investment income resulted from other invested asset categories collectively and is primarily attributable to higher yields and an increase in average invested assets. As of December 31, 2000, invested assets were $11,222.5 million (including cumulative unrealized losses of $9.8 million on fixed maturity securities) compared to $10,831.8 million (including cumulative unrealized losses of $206.4 million on fixed maturity securities) at December 31, 1999. At December 31, 2000, fixed maturity securities, mortgage loans and real estate represented approximately 59.6%, 15.6% and 1.9%, respectively, of total invested assets, as compared to 60.4%, 15.8% and 3.4%, respectively, at December 31, 1999. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 8.8% and 9.1%, respectively, for 2000, as compared to 8.3% and 9.4%, respectively, for 1999. See “Investments — Results by Asset Category.”

      Net realized capital gains were $37.5 million for 2000, a decrease of $87.6 million, from gains of $125.1 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for 2000 compared to 1999.

	For the Years Ended
	December 31,

	2000	1999

Real estate	$26.6	$52.0

Equity securities	21.6	76.0

Fixed maturities	(30.1)	(8.6)

Mortgage loans	19.7	0.8

Other	(0.3)	4.9

	$37.5	$125.1

      As of December 31, 2000, the Company had approximately $45.0 million of additional pretax gains related to its venture capital limited partnership investments that may be realized in the future subject to market fluctuations.

      Net investment income and net realized gains on investments are allocated to the Company’s segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See Note 5 to the Consolidated Financial Statements.

     Group Pension Profits —

      Group Pension Profits were $37.1 million for 2000, a decrease of $25.9 million or 41.1% from $63.0 million reported in 1999. The decrease is due to lower investment gains of $20.1 million from lower gains on real estate sales and higher losses on sales of bonds in 2000, and lower operating income of $5.8 million due to the run off of the Group Pension business.

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

     Other income —

      Other income (which consists primarily of fees earned by the Company’s mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $223.3 million for 2000, an increase of $26.1 million, or 13.2%, from $197.2 million reported in 1999. The increase was primarily due to higher income of $4.0 million and $25.1 million in the Protection Products and Accumulation Products segments, respectively, offset in part by lower income of $3.3 million in the Other Products segment. The increase in income recorded in the Accumulation Products segment was primarily attributable to higher fees earned by the Company’s mutual fund management operations. The Company’s mutual fund management operations reported $106.9 million in fees from advisory, underwriting and distribution services in 2000 compared to $84.9 million in 1999. The decrease in income recorded in the Other Products segment was primarily due to lower commissions earned by the Company’s broker-dealer operations of $3.6 million due to unfavorable market conditions. During 2000, the Company’s broker-dealer operations reported commission earnings of $59.8 million, as compared to $63.4 million reported in 1999.

     Benefits to policyholders —

      Benefits to policyholders were $787.8 million for 2000, an increase of $0.7 million, from $787.1 million reported for 1999. The increase consisted primarily of: higher benefits of approximately $2.8 million and $3.1 million in the Accumulation Products segment and the Company’s benefit plans, respectively, offset by lower benefits of approximately $5.2 million in the Protection Products segment. The increase of $2.8 million in the Accumulation Products segment was primarily due to an increase in the issuance of supplementary contracts during 1999. The decrease in the Protection Products segment of $5.2 million was primarily due to a decrease in policy benefits related to the Company’s non-USFL business of $17.6 million, offset by $12.4 million of benefits related to USFL.

     Interest credited to policyholders’ account balances —

      Interest credited to policyholders’ account balances was $110.6 million for 2000, a decrease of $4.9 million, or 4.2%, from $115.5 million reported for 1999. The decrease consisted primarily of lower interest crediting of approximately $8.3 million in the Accumulation Products segment relating to the Company’s declining lines of business, primarily single premium deferred annuities (“SPDA”) business. During 2000, SPDA account value decreased approximately $76.8 million to $302.6 million, as compared to $379.4 million at the end of 1999. The decrease in account value in 2000 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products as well as the aging of the in-force block of business. This was offset by higher interest crediting of $5.6 million in the Protection Products segment resulting primarily from the a $3.6 million increase in interest credited on COLI products due to the increase in general account fund values.

     Amortization of deferred policy acquisition costs —

      Amortization of deferred policy acquisition costs (“DAC”) was $139.1 million for 2000, an increase of $1.3 million, from $137.8 million reported for 1999. The increase primarily resulted from higher amortization in the Protection Products segment of approximately $3.7 million. The increase in DAC amortization in the Protection Products segment resulted primarily from a $2.6 million increase in USFL, $3.9 million of higher amortization related to the Company’s VUL business as a result of better mortality and rapid growth in this product, offset by lower amortization in traditional and UL products of $2.8 million. This was offset in part by lower DAC amortization of $2.4 million in the Accumulation Products segment which was primarily due to the growing levels of exchange activity to the new variable annuity product where better persistency is anticipated.

     Dividends to policyholders —

      Dividends to policyholders were $235.5 million for 2000, an increase of $4.8 million, or 2.1%, from $230.7 million reported for 1999. The increase, substantially all of which occurred in the Protection Products segment, resulted primarily from the continuation of the dividend scale and the increasing Closed Block reserves.

     Other operating costs and expenses —

      Other operating costs and expenses were $513.2 million for 2000, a decrease of $34.1 million, or 6.2%, from $547.3 million reported for the comparable prior year period. The decrease consisted of $35.4 million attributable to reconciling items not allocated to the Company’s operating segments, and $25.2 million attributable to the Protection Product segment. The decrease in reconciling items was primarily attributable to a one time restructuring charge of $59.7 million in connection to the early retirement program during the third quarter of 1999, offset by a $21.8 million increase in interest expense on Senior Notes issued by the MONY Group in 2000. The decrease in the Protection Products segment was primarily due to a decrease in interest expense resulting from the repurchase of high coupon debt. This was offset by higher expenses of $14.4 million, and $12.3 million of cost directly attributable to the Accumulation Product and Other Product Segments, respectively. To the extent that costs are not directly identifiable with an operating segment, such costs are allocated to the Company’s operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company’s product pricing (see “Segments”).

      The increase of $14.4 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company’s mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $12.3 million in costs directly attributable to the Other Products segment was primarily due to $6.7 million in higher costs in connection with the Company’s investment in its international brokerage operations.

      The Company’s provision for federal income taxes in 2000 was $133.8 million, compared to $132.0 million in 1999. The Company’s effective tax rate before extraordinary item was approximately 33.8% in 2000, as compared to approximately 34.5% in 1999.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Premiums —

      Premium revenue was $717.1 million for 1999, a decrease of $4.7 million, or 0.7%, from $721.8 million reported for 1998. The decrease resulted primarily from $1.7 million of lower sales of immediate annuities in the Accumulation Products segment and $3.5 million of lower premiums relating primarily to group pension business recorded in the Other Products segment. The increase in premiums of $0.5 million in the Protection Products segment was primarily due to $20.6 million of premiums from USFL, which was acquired at December 31, 1998, offset by (i) lower renewal premiums of approximately $18.8 million, and (ii) lower single premiums of approximately $1.8 million.

     Universal life and investment-type product policy fees —

      Universal life and investment-type product policy fees were $196.3 million for 1999, an increase of $44.7 million, or 29.5%, from $151.6 million reported for 1998. The increase in fees during 1999, as compared to 1998, consisted of higher Protection Products segment fees of $36.1 million and higher Accumulation Product segment fees of $9.2 million. The increase in fees in the Protection Products segment was primarily due to higher fees from the Company’s VUL and CSVUL business of approximately $13.9 million and $3.3 million, respectively. For 1999, the Company reported total fees from its VUL business of $33.7 million, as compared to $19.8 million reported for 1998. The increase in VUL fees is primarily due to higher charges for the cost of insurance, loading, administration, and surrender charges. The increase in fees in the Accumulation Products segment was primarily due to an increase in surrender charges of $7.8 million on the Company’s FPVA business. Surrenders were $872.6 million, as compared to $537.8 million in 1998. The insurance in surrenders were primarily due to the aging of the block of business and consequent decrease in surrender charges and increases competition. During 1999, FPVA accounts values increased by approximately $114.3 million. For 1999, the Company reported total fees from its FPVA business of $72.8 million, as compared to $63.4 million reported for 1998. See “New Business Information.”

     Net investment income and realized gains on investments —

      Net investment income was $902.3 million for 1999, an increase of $166.6 million, or 22.6%, from $735.7 million reported for 1998. The increase in net investment income is primarily due to the combination of higher yields on invested assets (mostly due to higher equity partnerships income), higher average balances, and changes in the mix of invested assets during 1999, as compared to 1998. Higher yields on invested assets in 1999, resulted in higher investment income of approximately $108.3 million. In addition, an increase in the Company’s average total invested assets between the periods of approximately $379.8 million, as well as changes in the mix of invested assets from real estate to relatively higher yielding fixed maturity securities, mortgages and equity securities resulted in additional increases in investment income of approximately $58.3 million. The increase in average invested assets was primarily a result of IPO proceeds received, gains on sales of real estate, and positive cash flow from operations and investing activities between the periods. For 1999, the Company’s average investment in fixed maturity securities (before cumulative unrealized gains or losses), mortgages, equity securities and cash and short term securities increased by approximately $494.1 million, $141.7 million, $91.0 million and $31.9 million, respectively, while real estate and other invested assets (mostly real estate partnerships) decreased by approximately $374.0 million, and $15.3 million, respectively. As of December 31, 1999, invested assets were $10,831.8 million (including cumulative unrealized losses of $206.4 million for fixed maturity securities) compared to $10,991.2 million (including cumulative unrealized gains of $252.5 million for fixed maturity securities) at December 31, 1998. At December 31, 1999, fixed maturity securities, mortgage loans and real estate represented approximately 60.4%, 15.8% and 3.4%, respectively, of total invested assets, as compared to 61.0%, 12.9% and 5.7%, respectively, at December 31, 1998. The annualized yield on the Company’s invested assets before and after realized gains/(losses) on investments was 8.3% and 9.4%, respectively, for the year ended December 31, 1999, as compared to 7.0% and 8.6%, respectively, for the year ended December 31, 1998.

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

      Net investment income and net realized gains on investments are allocated to the Company’s segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See “Segments.”

     Group Pension Profits —

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

      For a description of Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to Note 10 of the Consolidated Financial Statements included herein. Management believes that Group Pension Profits will define in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002.

     Other income —

      Other income (which consists primarily of fees earned by the Company’s mutual fund management, broker-dealer, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $197.2 million for 1999, an increase of $34.0 million, or 20.8%, from $163.2 million reported for 1998. The increase was primarily due to higher income of $22.3 million and $19.6 million in the Accumulation Products and Other Products segments, respectively, offset in part by lower income of $7.0 million in the Protection Products segment. The increase in income recorded in the Accumulation Products segment was primarily attributable to higher fees earned by the Company’s mutual fund management operations. The Company’s mutual fund management operations reported $84.9 million in fees from advisory, underwriting and distribution services in 1999, as compared to $61.8 million reported in 1998, as assets under management increased to approximately $8.8 billion at December 31, 1999 from $6.9 billion at December 31, 1998. The increase in income recorded in the Other Products segment was primarily due to higher commissions earned by the Company’s broker-dealer operations of $19.9 million. During 1999, the Company’s broker-dealer operations reported commission earnings of $63.4 million, as compared to $43.5 million reported in 1998. The decrease in other income recorded in the Protection Products segment of $7.0 million was primarily due to reinsurance allowances of $5.9 million.

     Benefits to policyholders —

      Benefits to policyholders were $787.1 million for 1999, a decrease of $2.7 million, or 0.3%, from $789.8 million reported for 1998. The decrease consisted primarily of; (i) lower benefits of approximately $0.6 million and $8.6 million recorded in the Accumulation Products and Other Products segment, respectively, (ii) lower benefits of approximately

$3.4 million incurred by the Company’s benefit plans (which are reflected as a reconciling item), offset in part by, (iii) higher benefits of $9.9 million in the Protection Products segment. The decrease of $0.6 million in the Accumulation Products segment was primarily due to lower reserves on immediate annuities resulting from lower sales offset by an increase in the issuance of supplementary contracts during 1999. The decrease of $8.6 million in the Other Products segment was primarily due to lower benefits of $4.3 million relating to the Company’s retained group pension business and lower aviation losses of $2.0 million resulting from the Company’s reduced participation in an aviation pool. The increase in the Protection Products segment of $9.9 million was primarily due to; (i) $26.7 million of benefits related to USFL and, (ii) a $60.6 million increase in surrenders on traditional business to $383.0 million for 1999, as compared to $322.4 million for 1998, offset in part by, (iii) a decrease in reserves on traditional business of approximately $74.1 million at December 31, 1999, as compared to $165.6 million at December 31, 1998.

     Interest credited to policyholders’ account balances —

      Interest credited to policyholders’ account balances was $115.5 million for 1999, an increase of $1.8 million, or 1.6%, from $113.7 million reported for 1998. The increase consisted primarily of; (i) higher interest crediting of $4.3 million in the Protection Products segment resulting from the consolidation of USFL, offset primarily by, (ii) lower interest crediting of approximately $5.3 million in the Accumulation Products segment relating to the company’s single premium deferred annuity (“SPDA”) business. During 1999, SPDA account value decreased approximately $77.8 million to $379.4 million, as compared to $457.2 million at the end of 1998. The decrease in account value in 1999 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products. Average interest crediting rates on the Company SPDA’s were approximately 5.3% and 5.5% in 1999 and 1998, respectively.

     Amortization of deferred policy acquisition costs —

      Amortization of deferred policy acquisition costs (“DAC”) was $137.8 million for 1999, an increase of $6.8 million, or 5.2%, from $131.0 million reported for 1998. The increase primarily resulted from higher amortization in both the Protection Products and Accumulation Products segments of approximately $5.7 million and $1.1 million, respectively. The increase in DAC amortization in the Protection Products segment primarily consisted of: (i) $1.1 million related to the consolidation of Sagamore, (ii) $6.6 million of higher amortization related to the Company’s VUL business as a result of better mortality and rapid growth in this product, (iii) $5.9 million of higher amortization related to the Company’s international business as a result of poor persistency, offset in part by, (iv) a decrease in amortization of approximately $8.3 million related to traditional life products. The increase in DAC of $1.1 million in the Accumulation Products segment was primarily due to the aging block of FPVA business.

     Dividends to policyholders —

      Dividends to policyholders were $230.7 million for 1999, an increase of $12.5 million, or 5.7%, from $218.2 million reported for 1998. The increase, substantially all of which occurred in the Protection Products segment, resulted primarily the accrual of an additional dividend liability in the Closed Block of approximately $9.5 million reflecting results that were more favorable than assumed in the funding of the Closed Block. As further discussed in Note 3 to the Consolidated Financial Statements included elsewhere herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. Only the excess of the Closed Block liabilities over the Closed Block assets at the date of the establishment of the Closed Block (November 16, 1998) will be recognized in the Company’s income over the period the policies and contracts in the Closed Block remain in force.

     Other operating costs and expenses —

      Other operating costs and expenses were $547.3 million for 1999, an increase of $94.0 million, or 20.7%, from $453.3 million reported for 1998. The increase of $94.0 million consisted primarily of approximately $27.1 million, $19.1 million, and $19.7 million of costs directly attributable to the Protection Products, Accumulation Products and Other Products segment, respectively, as well as higher allocable and other miscellaneous direct cost of approximately $28.1 million. To the extent that costs are not directly identifiable with an operating segment, such cost are allocated to the Company’s operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company’s product pricing (see Note 5 to the Consolidated Financial Statements). As further discussed below, the increase in operating costs and expenses in 1999 as compared to 1998 was primarily attributable to: (i) higher commissions and other selling costs associated with the increase in revenues reported by the Company’s mutual fund and broker-dealer operation, (ii) the consolidation of USFL, (iii) the Company’s continuing investment in its international operations and (iv) certain strategic initiatives, offset by (v) certain operating efficiencies and other cost reductions. Following sets forth additional information with respect to the increase in operating costs in 1999, as compared to 1998:

      The increase of $27.1 million in costs directly attributable to the Protection Products segment consisted of $16.3 million from the consolidation of USFL and an increase of $10.8 million in costs related to the Company’s international operations, which was primarily due to increased compensation costs associated with the recruitment of additional international sales representatives and costs incurred to develop and administer new products. During 1999, the number of international field representatives increased by 139 to 318 at December 31, 1999, as compared to 179 at December 31, 1998. The increase of $19.1 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company’s mutual fund management operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $19.7 million in costs directly attributable to the Other Products segment primarily consisted of higher commissions and other expenses incurred by the Company’s broker-dealer operations, which directly corresponded with an increase in revenues from such operations (see discussion and analysis of other income above). The net increase in other allocable operating costs and expenses primarily consisted of (i) a one-time restructuring charge of $59.7 million relating to the Company’s voluntary early retirement program — see “Early Retirement Program” discussion below, (ii) $3.3 million of transfer agent fees, (iii) $7.1 million related to and increase in company benefit plan expenses, offset by (iv) $10.8 million of lower costs associated with addressing the Year 2000 issue, and (v) $25.8 million of lower cost associated with restructuring the Company’s career agency sales force, savings resulting from the early retirement program and other strategic initiatives

      The Company’s provision for federal income taxes in 1999 was $132.0 million, compared to $103.0 million in 1998. The Company’s effective tax rate before extraordinary item was approximately 34.5% in 1999, as compared to approximately 35.0% in 1998.

New Business Information

      The Company distributes its products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers, (ii)  sales of Protection Products by the Company’s USFL subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company’s corporate marketing team, and (iv) sales of a variety of financial products and services through the Company’s Trusted Advisors subsidiary. The table below and discussion which follows present certain information with respect to the Company’s sales of protection and accumulation products during the years ended December 31, 2000, 1999 and 1998 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual funds sales represent deposits made by customers during the periods presented.

	For the Years Ended December 31,

	2000	1999	1998

	($ in millions)

Source of Distribution/ Segment

Protection Products:

Career Agency system	$97.2	$101.2	$86.4

U.S. Financial	42.0	26.5	—

Complementary Distribution	126.8	66.6	84.4

Total new annualized life insurance premiums	$266.0	$194.3	$170.8

Accumulation Products(1):

Variable annuity(1)	$421	$423	$612

Career Agency system — Proprietary retail mutual Funds	615	636	546

Third-party distribution — Proprietary retail mutual Funds	1,438	1,198	749

Total Accumulation Product sales	$2,474	$2,257	$1,907

(1)	Excludes annualized premiums in 2000 and 1999 associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     Protection Segment —

New Business Information for the year ended December 31, 2000 compared to the year ended December 31, 1999

      Total new annualized and single life insurance premiums for the year ended December 31, 2000 increased $71.7 million, or 36.9%, to $266.0 million from $194.3 million in 1999. New life insurance premiums from the company’s complementary network increased 81% to $168.8 million for the year, which accounted for 63% of total protection sales, The increase in premiums for the year was driven by strong sales of the company’s COLI as well as sales from its USFL subsidiary.

      For the year ended December 31, 2000, COLI sales increased 87% to $126.8 million from $66.6 million in 1999. Recurring premiums were $31.8 million for the year, compared with $26.5 million for 1999. Corporate sales are large-premium cases that typically generate revenues that can fluctuate considerably from quarter-to-quarter.

      USFL’s products, sold through its brokerage general agency distribution channel, increased 58% for the year to $42.0 million from $26.5 million in 1999.

      New life insurance premiums (first-year and single premiums) from the career agency system were $97.2 million for the year compared with $101.2 million and for the comparable period in 1999. The variance in annual sales is due to an unusually large life insurance sale in the first half of 1999.

New Business Information for the year ended December 31, 1999 compared to the year ended December 31, 1998

      Total new annualized and single life insurance premiums for the year ended December 31, 1999 increased $23.5 million, or 13.8%, to $194.3 million from $170.8 million in 1998. This increase was primarily due to new life insurance premiums produced by the Company’s career agency system and international sales force. Such new life insurance premiums increased $14.8 million, or 17.1%, to $101.2 million in 1999 from $86.4 million in 1998. The number of agents comprising the Company’s career agency system and international field force totaled 2,417 at December 31, 1999, compared to 2,447 at December 31, 1998. The decrease in the number of agents from period to period was primarily due to actions taken by the Company to terminate unproductive agents in response to new agent productivity. The number agents based in the U.S. decreased in 1999, as compared to 1998, while the Company’s international sales force increased. USFL, which was acquired on December 31, 1998 and which markets its protection products primarily through brokerage general agents, contributed $26.5 million of annualized premium in 1999. Offsetting the aforementioned increases was a decrease in sales of COLI.

     Accumulation Segment —

      The following tables set forth assets under management at December 31, 2000, 1999, and 1998, as well as the changes in the primary components of assets under management during the years then ended:

	December 31,

	2000	1999	1998

	($ in billions)

Assets under management:

Individual variable annuities	$4.4	$4.9	$4.8

Individual fixed annuities	0.7	0.9	1.0

Proprietary retail mutual funds	4.8	4.8	3.0

	$9.9	$10.6	$8.8

	December 31,

	2000	1999	1998

	($ in billions)

Individual variable annuities:

Beginning account value	$4.9	$4.8	$4.3

Sales(1)	0.4	0.4	0.6

Market appreciation	(0.2)	0.5	0.4

Surrenders and withdrawals(1)	(0.8)	(0.8)	(0.5)

Ending account value	$4.4	$4.9	$4.8

	December 31,

	2000	1999	1998

	($ in billions)

Proprietary retail mutual funds:

Beginning account value	$4.8	$3.0	$1.7

Sales	2.0	1.8	1.3

Dividends reinvested	0.3	0.2	0.2

Market appreciation	(1.0)	0.5	0.2

Redemptions	(1.3)	(0.7)	(0.4)

Ending account value	$4.8	$4.8	$3.0

(1)	Amount presented for 2000 and 1999 are net of approximately $1,005 million and $727 million; respectively of exchanges to new product series.

  New Business Information for the year ended December 31, 2000 compared to the year ended December 31, 1999

      New sales of variable annuities during 2000 were $421 million, a decrease of $2 million, or 0.5%, from $423 million reported for 1999. The Company’s exchange program continues to be well received. The exchange program is a commission-free program that enables customers to exchange their old variable policy for a new policy series. Customers exchanged approximately $1 billion of assets from to the new product series during 2000.

      Sales of proprietary retail mutual funds offered by the Company’s Enterprise Group of Funds subsidiary increased by $221 million, or 12%, to $2,053 billion at December 31, 2000, as compared to $1,834 million at December 31, 1999. Proprietary mutual fund sales through the Company’s career agency system decreased approximately $19 million, or 1% to $615 million for 2000, as compared to $636 million for 1999. Proprietary mutual fund sales through third-party broker-dealers increased $240 million, or 20%, to $1,438 million for 2000, as compared to approximately $1,198 million for 1999. The increase in sales primarily resulted from the opening of new wholesale distribution channels as well as an increase in production at existing channels.

  New Business Information for the year ended December 31, 1999 compared to the year ended December 31, 1998

      New sales of variable annuities during 1999 were $423 million, a decrease of $189 million, or 14%, from $612 million reported for 1998. The decline in annuity sales was primarily due to; (i) increased competition in the marketplace, (ii) the introduction by some companies of bonus annuities, which the Company elected not to offer, and (iii) delays in obtaining approval of the Company’s new annuity products in certain key states, primarily New York and New Jersey. During 1999, the Company took actions to reverse this trend, including changes in agent compensation plans, product improvements (including the addition of new fund options offered through the Company’s annuities), and increased education and training of the Company’s career agency sales force to emphasize the value of our annuity line compared to the competition. The Company recently received approval to market its new annuity products in the state of New York and New Jersey. Management expects an improvement in annuity sales in 2000 as a result of the aforementioned approval and a broader selection of fund choices introduced in 1999, as further discussed below.

      Sales of proprietary retail mutual funds offered by the Company’s Enterprise Group of Funds subsidiary increased by $537 million, or 41%, to $1.8 billion at December 31, 1999, as compared to $1.3 billion at December 31, 1998. Proprietary mutual fund sales through the Company’s career agency system increased approximately $87 million, or 16% to $634 million for 1999, as compared to $546 million for 1998. Proprietary mutual fund sales through third-party broker-dealers increased approximately $450 million, or 60%, to $1,198 million for 1999, as compared to approximately $749 million for 1998. The increase in sales primarily resulted from the expansion of third-party distribution arrangements and the introduction of a new internet fund and a multi cap fund which the Company began offering on July 1, 1999. Management expects to increase sales through third-party distribution in 2000 as a result of a distribution agreement entered into during the 4th quarter of 1999 with a major broker-dealer.

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

Extraordinary Charges — Repurchase of Surplus Notes

      For the years ended December 31, 2000, 1999 and 1998, the Company reported extraordinary charges of $37.7 ($58.1 million pre-tax). The charge represents the cost incurred by the company in connection with the repurchase of the

$115.0 million face amount 9.5% coupon surplus notes, and $123.0 million face amount of its $125.0 million face amount 11.25% coupon surplus notes that were outstanding at December 31, 1999.

Liquidity and Capital Resources

      MONY Group’s cash flow consists of investment income from its invested assets (including interest from the Inter-company Surplus Notes, as hereafter defined) and dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depend upon payments from MONY Life, Advest and Matrix, including the receipt of; (i) dividends, (ii) interest income on the Inter-company Surplus Notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. See “Item 1 — Business of the MONY Group Inc. — Shareholder Dividend Restrictions.” In addition, payments of principal and interest on the Inter-company Surplus Notes can only be made with the prior approval of the New York Superintendent “whenever, in his judgment, the financial condition of such insurer warrants.” Such payments further may be made only out of surplus funds, which are available for such payments under the New York Insurance Law. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the MONY Group or that the New York Superintendent will approve interest payments to MONY Group on the Inter-company Surplus Notes. Accordingly, there can be no assurance that MONY Group will have sufficient funds to meet its cash requirements and pay cash dividends to shareholders. In addition, state insurance laws contain similar restrictions on the ability of the life insurance subsidiaries to pay dividends to MONY Life. There can be no assurance that state insurance laws will in the future permit the payment of dividends by the life insurance subsidiaries to MONY Life in an amount sufficient to support the ability of MONY Life to pay dividends to the MONY Group.

      In 2000, MONY Life paid a dividend to MONY Group in the amount of $100.0 million.

  Issuance of Senior Notes

      On January 12, 2000, the Holding Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register certain securities. This registration, known as a “Shelf Registration”, provides the Company with the ability to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. In 2000, the Company issued $300 million face amount of 8.35% Senior Notes and $275 million face amount of 7.45% Senior Notes. See the Notes to the Consolidated Financial Statements for further discussion of the Senior Notes and the use of proceeds from such issuances.

      Capitalization —

      The Company’s total capitalization, excluding accumulated comprehensive income and short-term debt, increased $496.7 million, or 23.6%, to $2,597.0 million at December 31, 2000, as compared to $2,100.3 million at December 31, 1999. The increase was primarily the result of net income of $224.6 million, an increase in total debt of $324.6 million, offset by dividend payments of $20.9 million, and the repurchase of treasury stock of $33.0 million. The Company’s debt to equity (excluding accumulated comprehensive income) and debt to total capitalization ratios decreased to 30.8% and 23.5% at December 31, 2000, respectively, from 16.1% and 13.9% at December 31, 1999, respectively. Included in total debt used in the above calculations are $52.3 million and $58.8 million of non-recourse indebtedness as of December 31, 2000 and 1999, respectively.

  MONY Life

      MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, operating expenses, income taxes and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all of the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the initial annual cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “Investments — General.”

      The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “Investments — General.”

      The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2000 and 1999.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at		Amount at
	December 31,	Percent	December 31,	Percent
	2000	of Total	1999	of Total

	($ in millions)

Not subject to discretionary withdrawal provisions	$1,358.2	19.5%	$1,449.9	18.5%

Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	4,532.4	65.1	5,165.6	66.1

Subtotal	5,890.6	84.6	6,615.5	84.6

Subject to discretionary withdrawal — without adjustment at carrying value	1,071.8	15.4	1,205.1	15.4

Total annuity reserves and deposit liabilities (gross)	6,962.4	100.0%	7,820.6	100.0%

Less reinsurance	74.2		89.3

Total annuity reserves and deposit liabilities (net)	$6,888.2		$7,731.3

      The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Year Ended December 31,

	2000	1999	1998

	($ in millions)

Product Line:

Traditional life(1)	$383.4	$386.1	$323.5

Variable and universal life	40.8	38.9	33.2

Annuities(2)	780.3	872.6	537.8

Group pension(3)	257.1	223.9	174.3

Total	$1,461.6	$1,521.5	$1,068.8

(1)	Includes $19.7 million in 1999 of surrenders in the Closed Block, the proceeds from which remained with the Company to fund premiums on newly issued traditional life policies outside the Closed Block.

(2)	Excludes approximately $1,005 million and $727 million in 2000 and 1999 respectively relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

(3)	Excludes transfers between funds within the Company benefit plans.

     Annuity surrenders have increased for the year ended December 31, 2000 and 1999 as compared to December 31, 1998 primarily due to the aging of the block of business and consequent decrease in surrender charge rates and due to an increase in competition. The exchange program, which allows policyholders to exchange to a more competitive product, was enthusiastically received and policy exchanges were higher by approximately $278 million in 2000. In past years the Company began to experience a trend of increasing surrenders and, in July 1999, the Company responded to this trend by enhancing its variable annuity products by offering new investment fund choices. In addition the Company has established a special conservation unit and offers policy holders the opportunity to exchange their contracts for a new product series. The positive effects of these conservation efforts are reflected in the decrease in surrenders activity in 2000 as compared to 1999. “New Business Information.”

      The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 2000, the Company reported net cash outflows from operations of $90.8 million, as compared to cash outflow of $30.0 million in 1999. In 2000 and 1999 cash flow from operations excluded $103.1 million and $175.7 million, respectively of cash in flow relating to the Closed Block. Total combined cash flow from operations for 2000 and 1999, including the Closed Block was $12.3 million and $145.7 million, respectively, a decrease of $133.4 million. The decrease from prior year is primarily due to higher operating expenses, higher benefit payments, lower payments from the Group Pension Transaction (see Note 10 to the Consolidated Financial Statements), and higher federal income tax payments.

      The combined cash flow from operations for 1999, including the Closed Block, was $145.7 million as compared to $164.0 million for 1998, a decrease of $18.3 million. The decrease was primarily due to higher operating expenses, higher benefit payments, and lower payments from the Group Pension Transaction, offset by lower federal income tax payments. The Company’s liquid assets include substantial U.S. treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

      In 2000, the Company announced a plan to repurchase up to 5% or approximately 2.4 million shares, of the outstanding common shares of the Company. Under the repurchase plan, the Company may repurchase common shares from time to time, as market conditions and other factors warrant. The repurchase program may be discontinued at any time. During 2000, the Company repurchased 1.1 million shares for an aggregate amount of $33.0 million.

      Among the assets allocated to the Closed Block are the Series A Notes received as part of the Group Pension Transaction. MONY Life has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments on the Series A Notes pursuant to the terms thereof, as described in Note 10 to the Consolidated Financial Statements.

      See Note 16 and Note 18 to Consolidated Financial Statements for additional information related to “Liquidity and Capital Resource” and “— Investments” section for information on the Company’s investment portfolio.

Real Estate Sales

      In accordance with its ongoing strategy to strengthen the Company’s financial position, management expects to continue to selectively sell equity real estate. At December 31, 2000, 1999 and 1998, the carrying value of real estate to be disposed of was $171.3 million, $322.9 million and $312.9 million, respectively, or 1.5%, 3.0% and 2.8% of invested assets at such dates, respectively. The aforementioned carrying values are net of valuation allowances of $4.5 million, $22.0 million and $30.6 million, respectively. In addition, the carrying value of real estate to be disposed of at such dates is net of $20.2 million, $62.3 million and $79.1 million of impairment adjustments, respectively. For the years ended December 31, 2000, 1999, and 1998, such increases in valuation allowances aggregated $0.7 million, $12.1 million and $6.7 million, respectively.

      The following table sets forth certain data concerning the Company’s real estate sales during the periods indicated.

	For the Year Ended December 31,

	2000	1999	1998(1)

	($ in millions)

Sales proceeds	$214.0	$349.5	$573.4

Carrying value before impairment adjustments and valuation allowances	$253.9	$420.5	$570.1

Impairment adjustments	(52.8)	(121.1)	(100.1)

Valuation allowances	(18.2)	(18.0)	(45.3)

Carrying value after impairment adjustments and valuation allowances	$182.9	$281.4	$424.7

Gain	$31.1	$68.1	$148.7

(1)	Excludes sales of unconsolidated real estate joint venture interests. Real estate joint venture interests are reported in Other Invested Assets. Gains from the sales of such interests in 2000, 1999 and 1998 were $0.0 million, $0.0 million and $19.6 million, respectively. See Note 4 to the Consolidated Financial Statements.

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

INVESTMENTS

      On the effective date of the Plan, the Company’s invested assets were allocated between the Closed Block and operations outside the Closed Block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, the invested assets in the Closed Block have been combined with the Company’s invested assets outside the Closed Block for purposes of the following discussion and analysis. In addition, the following discussion excludes invested assets transferred in the Group Pension Transaction. Accordingly, this discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 10 to the Consolidated Financial Statements.

General

      The Company’s investment operations are managed by its investment area, which reports directly to the Chief Investment Officer of the Company. The investment area, in consultation with the product actuaries, is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration and other characteristics of the Company’s investment portfolio.

      The Company had total consolidated assets at December 31, 2000 of approximately $24.6 billion. Of the Company’s total consolidated assets at such date, approximately $13.8 billion represented assets held in the Company’s general account (which includes $6.3 billion of assets in the Closed Block), approximately $4.9 billion represented assets transferred pursuant to the Group Pension Transaction (see Note 10 to the Consolidated Financial Statements), and approximately $5.9 billion were held in the Company’s separate accounts, for which the Company does not generally bear investment risk.

      Separate account assets are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company’s consolidated statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

      The following discussion analyzes the results of the major categories of general account invested assets, which includes invested assets of the Closed Block.

      The table below summarizes the invested assets held in the general account of the Company at the dates indicated.

Invested Assets

	As of December 31,

	2000		1999

	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

	($ in millions)

Fixed maturities	$6,693.0	59.6%	$6,546.2	60.4%

Equity securities	328.6	2.9	519.8	4.8

Mortgage loans on real estate	1,754.7	15.6	1,713.4	15.8

Policy loans	1,264.6	11.3	1,268.2	11.7

Real estate to be disposed of	171.3	1.6	322.9	3.0

Real estate held for investment	40.7	0.4	46.2	0.4

Other invested assets	100.0	0.9	38.1	0.4

Cash and cash equivalents	869.6	7.7	377.1	3.5

Total invested assets	$11,222.5	100.0%	$10,831.9	100.0%

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

Investment Results by Asset Category

	2000	1999	1998

Fixed maturities	7.4%	7.2%	7.4%

Equity securities	56.4	39.7	13.5

Mortgage loans on real estate	8.3	8.2	8.7

Policy loans	6.8	6.5	6.6

Real estate	7.0	7.0	5.0

Other invested assets	5.9	(0.5)	1.8

Cash and cash equivalents	6.6	4.1	4.8

Total invested assets before investment expenses	9.2	8.6	7.4

Investment expenses	(0.4)	(0.3)	(0.4)

Total invested assets after investment expenses	8.8%	8.3%	7.0%

      The yield on general account invested assets (including net realized gains and losses on investments) was 9.1%, 9.4% and 8.6% for the years ended December 31, 2000, 1999 and 1998, respectively.

Fixed Maturities

      Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 59.6% and 60.4% of total invested assets at December 31, 2000 and 1999, respectively.

      The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC Designations.” The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations’ credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

      The following table presents the Company’s fixed maturities by NAIC designation and the equivalent ratings of the Nationally Recognized Securities Rating Organizations as of December 31, 2000 and 1999, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturities by Credit Quality

		As of December 31, 2000			As of December 31, 1999

NAIC	Rating Agency	Amortized	% of	Estimated	Amortized	% of	Total
Rating	Equivalent	Cost	Total	Fair Value	Cost	Total	Fair Value

		($ in millions)

1	Aaa/Aa/A	$3,739.7	56.1%	$3,757.9	$3,741.1	55.4%	$3,625.8

2	Baa	2,389.8	35.7	2,388.7	2,514.1	37.2	2,435.0

3	Ba	442.9	6.4	427.7	421.7	6.2	407.9

4	B	80.2	1.1	73.6	23.1	0.4	23.9

5	Caa and lower	20.7	0.3	17.5	26.1	0.4	27.1

6	In or near default	2.0	0.0	1.8	4.1	0.1	5.8

	Subtotal	6,675.3	99.6	6,667.2	6,730.2	99.7	6,525.5
	Redeemable preferred stock	27.4	0.4	25.8	22.4	0.3	20.7

	Total fixed maturities	$6,702.7	100.0%	$6,693.0	$6,752.6	100.0%	$6,546.2

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

      At December 31, 2000, the percentage, based on estimated fair value, of total public fixed maturities that were investment grade (NAIC Designation 1 or 2) was 95.6% compared to 94.9% for December 31, 1999. At December 31,

2000, the percentage, based on estimated fair value, of total private placement fixed maturities that were investment grade (NAIC Designation 1 or 2) was 88.2% compared to 90.3% for December 31, 1999. Generally, private placements provide the Company with broader access to management information, negotiated loan covenants, call protection features and, where applicable, a high level of collateral. Nevertheless, privately placed securities are generally not freely tradable because of restrictions under federal and state securities laws and the absence of a liquid trading market.

      The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

      The Company defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities or (iii) are deemed to have other than temporary impairments to value. The fair value of problem fixed maturities was $54.1 million and $45.9 million at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, $0.9 million, $1.5 million and $0.9 million respectively of interest income was not accrued on problem fixed maturities.

      The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. Typically these securities are experiencing or anticipating liquidity constraints, having difficulty meeting projections/budgets and would most likely be considered a below investment grade risk. The fair value of potential problem fixed maturities was $6.6 million and $32.8 million at December 31, 2000 and 1999, respectively.

      The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. The fair value of restructured fixed maturities was $0.0 million and $0.0 million at December 31, 2000 and 1999, respectively.

      As of December 31, 2000 the fair value of the Company’s problem, potential problem and restructured fixed maturities was $54.1 million, $6.6 million and $0.0 million, respectively, which, in the aggregate, represented approximately 0.9% of total fixed maturities. As of December 31, 1999 the fair value of the Company’s problem, potential problem and restructured fixed maturities was $45.9 million, $32.8 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.2% of total fixed maturities.

      The Company believes that its long-term fixed maturities portfolio is well diversified among industry types. The following tables set forth the fair value of the Company’s fixed maturities by industry category, as well as the percentage of the total portfolio that each industry category comprises as of December 31, 2000 and 1999, respectively. The tables also show by industry category the relative amounts of publicly traded and privately placed securities.

Fixed Maturities Portfolio by Industry as of December 31, 2000

	Publicly Traded		Privately Placed		Total

	Fair	% of	Fair	% of	Fair	% of
Industry Class	Value	Total	Value	Total	Value	Total

	($ in millions)

Consumer Goods & Services	$352.5	9.8%	$690.4	22.3%	$1,042.9	15.6%

Non-Government — Asset/ Mortgage Backed	469.6	13.1	295.4	9.5	765.0	11.4

Public Utilities	437.6	12.2	322.9	10.4	760.5	11.4

Other Manufacturing	190.6	5.3	483.9	15.6	674.5	10.1

Financial Services	219.4	6.1	408.3	13.2	627.7	9.4

Transportation/Aerospace	291.9	8.1	189.0	6.1	480.9	7.2

Energy	219.5	6.1	235.1	7.6	454.6	6.8

Banks	410.7	11.4	37.3	1.2	448.0	6.7

Government & Agency	366.1	10.2	0.2	0.0	366.3	5.5

Nat/ Res/ Manuf (non-energy)	82.1	2.3	268.6	8.7	350.7	5.2

Mortgage Backed-Government & Agency(1)	335.8	9.3	3.1	0.1	338.9	5.1

Other	216.2	6.1	166.8	5.3	383.0	5.6

Total	$3,592.0	100.0%	$3,101.0	100.0%	$6,693.0	100.0%

Fixed Maturities Portfolio by Industry as of December 31, 1999

	Publicly Traded		Privately Placed		Total

	Fair	% of	Fair	% of	Fair	% of
Industry Class	Value	Total	Value	Total	Value	Total

	($ in millions)

Consumer Goods & Services	$349.1	9.8%	$541.7	18.2%	$890.8	13.6%

Other Manufacturing	268.0	7.5	487.0	16.4	755.0	11.5

Non-Government — Asset/ Mortgage Backed	432.2	12.1	314.8	10.6	747.0	11.4

Public Utilities	458.4	12.8	246.2	8.3	704.6	10.8

Financial Services	255.6	7.1	398.7	13.5	654.3	10.0

Energy	237.2	6.6	280.1	9.4	517.3	7.9

Transportation/ Aerospace	246.2	6.9	213.8	7.2	460.0	7.0

Banks	408.8	11.4	34.2	1.2	443.0	6.8

Mortgage Backed-Government & Agency(1)	388.3	10.9	3.2	0.1	391.5	6.0

Nat/ Res/ Manuf (non-energy)	99.1	2.8	252.9	8.5	352.0	5.4

Other	434.7	12.1	196.0	6.6	630.7	9.6

Total	$3,577.6	100.0%	$2,968.6	100.0%	$6,546.2	100.0%

(1)	Mortgage-Backed — Government & Agency industry are bonds collateralized by mortgages backed by the Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Mortgage Corp., or Canadian Housing Authority.

      At December 31, 2000, the Company’s largest unaffiliated single concentration of fixed maturities consists of $250.9 million of carrying value of Federal National Mortgage Association (FNMA) fixed maturities which represent approximately 2.2% of total invested assets at December 31, 2000. The largest non-government issuer consists of $198.8 of AEGON notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at December 31, 2000. (See Note 10 to the Consolidated Financial Statements.) No other individual non-government issuer represents more than 0.4% of invested assets.

      The Company held approximately $1,103.9 million and $1,138.5 million of mortgage-backed and asset-backed securities as of December 31, 2000 and 1999, respectively. Of such amounts, $338.9 million and $391.5 million or 30.7% and 34.4%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2000 and 1999, 84.5%, and 85.7%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

      The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of December 31,

	2000	1999

	($ in millions)

CMOs	$497.1	$500.1

Pass-through securities	28.0	31.0

Commercial MBSs	106.4	118.5

Asset-backed securities	472.4	488.9

Total MBS’s and asset-backed securities	$1,103.9	$1,138.5

      CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company’s investment portfolio have relatively low cash flow variability. In addition, approximately 63% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

      The Company manages this prepayment and extension risk by investing in CMO tranches that provide for greater stability of cash flows. The following table presents the mix of CMO tranches as of the dates indicated.

Collateralized Mortgage Obligations by Tranche

	As of December 31,

	2000	1999

	($ in millions)

Planned Amortization Class	$285.2	$315.5

Sequential	157.2	131.3

Target Amortization Class	23.9	24.1

Non Accelerated Security	14.7	14.1

Accretion Directed Support	14.6	13.7

Accretion Directed Component	1.5	1.4

Total CMO’s	$497.1	$500.1

      The Planned Amortization Class (“PAC”) tranche is structured to provide more certain cash flows to the investor and therefore is subject to less prepayment and extension risk than other CMO tranches. In general, the Company’s PACs are structured to provide average life stability for increases and decreases in interest rates of 100 to 200 basis points. PACs derive their stability from two factors: (i) early repayments are applied first to other tranches to preserve the PACs’ originally scheduled cash flows as much as possible and (ii) cash flows applicable to other tranches are applied first to the PAC if the PACs’ actual cash flows are received later than originally anticipated.

      The prepayment and extension risk associated with a sequential tranche can vary as interest rates fluctuate, since this tranche is not supported by other tranches. The Target Amortization Class tranche has protection similar to PACs in decreasing interest rate environments, but has minimal protection in increasing rate environments.

      The majority of the securities contained in the Company’s CMO portfolio are traded in the open market. As such, the Company obtains market prices from outside vendors. Any security price not received from such vendors is obtained from the originating broker or internally calculated.

      Asset-backed securities (“ABS”) are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables. These are comprised of pools of both general purpose credit card receivables such as Visa and Mastercard and private label credit card receivable pools. Excluding the exposures to home equity loans (which represented 1.7% and 2.0% of the ABS portfolio as of December 31, 2000 and 1999, respectively), the ABS portfolio is in general insensitive to changes in interest rates. As of December 31, 2000 and 1999, respectively, the ABS portfolio did not contain any pools of assets outside of the United States.

      The following table presents the types of ABS held by the Company as of the dates indicated.

Asset-Backed Securities by Type

	As of December 31,

	2000	1999

	($ in millions)

Credit cards	$131.4	$131.1

Automobile receivables	47.8	52.9

Collateralized bond obligations/ Collateralized loan obligations	59.5	51.4

Franchisee receivables	40.0	46.1

Public Utilities Rate Reduction receivables	44.3	42.3

Lease receivables	23.7	27.2

Manufactured Housing	19.3	22.9

Student Loans	14.9	13.9

Home equity	8.2	9.7

Miscellaneous	83.3	91.4

Total ABS	$472.4	$488.9

      The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 2000 and 1999 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of December 31, 2000		As of December 31, 1999

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	($ in millions)

Due in one year or less	$25.8	$25.8	$206.5	$208.5

Due after one year through five years	1,500.2	1,506.4	1,506.6	1,487.9

Due after five years through ten years	2,754.2	2,751.2	2,711.9	2,612.9

Due after ten years	1,325.5	1,305.7	1,153.9	1,098.4

Subtotal	5,605.7	5,589.1	5,578.9	5,407.7

Mortgage-backed and other asset-backed securities	1,097.0	1,103.9	1,173.7	1,138.5

Total	$6,702.7	$6,693.0	$6,752.6	$6,546.2

Mortgage Loans

      Mortgage loans comprised 15.6% and 15.8% of total invested assets at December 31, 2000 and 1999, respectively. Mortgage loans consist of commercial, agricultural and residential loans. As of December 31, 2000 and 1999, commercial mortgage loans comprised $1,443.3 million and $1,141.4 million or 82.2% and 66.6% of total mortgage loan investments, respectively. Agricultural loans comprised $310.8 million and $570.7 million or 17.7 % and 33.3% of total mortgage loans, and residential mortgages comprised $1.1 million and $1.3 million or 0.1% and 0.1% of total mortgage loan investments at the dates indicated.

      New commercial mortgage loan originations and purchases aggregated $431.1 million, $396.1 million, and $279.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Commercial Mortgage Loans

      Following is a summary of the Company’s commercial mortgage loans by geographic area and property type as of December 31, 2000, and 1999, respectively.

Commercial Mortgage Loan Distribution by Geographic Area and by Property Type

As of December 31, 2000

Geographic Area

	Number	Carrying	% of
Region	of Loans	Value	Total

		($ in millions)

Southeast	38	$369.9	25.6%

Northeast	39	335.6	23.3

Midwest	34	240.8	16.7

Mountain	23	217.7	15.1

West	27	203.1	14.1

Southwest	14	76.2	5.2

Total	175	$1,443.3	100.0%

Property Type

	Number	Carrying	% of
Type	of Loans	Value	Total

	($ in millions)

Office	82	$816.2	56.6%

Hotel	8	147.4	10.2

Industrial	25	133.6	9.3

Retail	26	125.9	8.7

Mixed Use	18	104.3	7.2

Apartments	14	100.4	7.0

Other	2	15.5	1.0

Total	175	$1,443.3	100.0%

As of December 31, 1999

Geographic Area

Region	Number	Carrying	% of
	of Loans	Value	Total

		($ in
		millions)

Northeast	39	$359.7	31.5%

Southeast	35	303.9	26.6

West	23	157.3	13.8

Midwest	21	156.0	13.7

Mountain	14	98.0	8.6

Southwest	14	66.5	5.8

Total	146	$1,141.4	100.0%

Property Type

Type	Number	Carrying	% of
	of Loans	Value	Total

		($ in
		millions)

Office	74	$686.1	60.1%

Mixed Use	16	104.7	9.2

Retail	23	98.9	8.7

Industrial	19	96.3	8.4

Hotel	5	91.5	8.0

Apartments	7	47.4	4.2

Other	2	16.5	1.4

Total	146	$1,141.4	100.0%

      Below is a summary of the changes in the commercial mortgage portfolio for the years ended December 31, 2000, 1999 and 1998, respectively.

Commercial Mortgage Loan Asset Flows

	As of and for the Year Ended December 31,

	2000	1999	1998

	($ in millions)

Beginning balance	$1,141.4	$886.9	$914.9

Plus: New loan originations and purchases	431.1	396.1	279.3

Other additions	4.3	0.9	6.1

Less: Scheduled principal payments	47.2	71.4	150.1

Prepayments	85.8	42.7	154.8

Mortgages foreclosed	0.5	26.2	3.8

Other	0.0	2.2	4.7

Ending balance	$1,443.3	$1,141.4	$886.9

      The total number of commercial mortgage loans outstanding at December 31, 2000 and 1999 was 175 and 146, respectively, with an average loan size of $8.2 million and $7.8 million, respectively. The largest amount loaned on any single property at such dates aggregated $46.0 million and $45.5 million, respectively, and represented less than 0.4% and 0.5% of general account invested assets, respectively. At such dates, amounts loaned on twenty and fifteen properties were $20 million or greater, representing in the aggregate 38.4% and 38.0% respectively, of the total carrying value of the commercial mortgage loan portfolio at such dates. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 21.8% and 21.6% of the total carrying value of the commercial mortgage loan portfolio at December 31, 2000 and 1999, respectively, and less than 2.8% and 1.8%, respectively, of total invested assets at such dates. All such loans were performing. The Company’s commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of such conditions on property cash flows. The Company’s real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers’ financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

      Of the $26.3 million, $124.0 million and $220.1 million, respectively, in maturing loans during the years ended December 31, 2000, 1999 and 1998, 0.0%, 33.9% and 7.6%, respectively, were refinanced, 44.4%, 38.9%, and 58.2%, respectively, were paid off, 0.0%, 0.0% and 2.2%, respectively, were foreclosed, and 0.0%, 15.3% and 0.0%, respectively, were restructured. Of the $1,443.3 million of outstanding commercial mortgage loans in the Company’s investment portfolio at December 31, 2000, $118.0 million, $169.3 million and, $112.4 million and scheduled to mature in 2001, 2002, and 2003, respectively.

      The following table presents the disposition of maturities for the years ended December 31, 2000, 1999 and 1998.

Dispositions of Scheduled Maturities of Commercial Mortgage Loans

	For the Year Ended December 31,

	2000	1999	1998

	($ in millions)

Repayment	$11.7	$48.2	$128.0

Extension(1)	14.6	4.9	57.3

Refinance at market	—	42.0	16.7

Foreclosure	—	—	4.8

Restructure below market	—	19.0	—

In process of negotiation	—	—	13.1

Borrower extension(2)	—	9.3	—

Principal write-off	—	0.6	0.2

Total	$26.3	$124.0	$220.1

(1)	Consists of loans which have had their maturity date extended for a period of less than one year.

(2)	Consists of loans which have had their maturity date extended pursuant to the borrower’s option as provided by the loan documents.

      The following table presents the Company’s commercial mortgage loan maturity profile for the periods indicated.

Commercial Mortgage Loan Portfolio Maturity Profile

	As of December 31,

	2000		1999

	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

	($ in millions)		($ in millions)

1 year or less	$118.0	8.2%	$26.6	2.3%

Due after one year through five years	464.7	32.2	401.0	35.2

Due after five years through ten years	525.6	36.4	425.6	37.3

Due after ten years	335.0	23.2	288.2	25.2

	$1,443.3	100.0%	$1,141.4	100.0%

      Problem, Potential Problem and Restructured Commercial Mortgages. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, the loan’s observable market price or the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

      The Company reviews its mortgage loan portfolio and analyzes the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on “watchlist”, or which currently has a valuation allowance. Loans which are delinquent and loans in process of foreclosure are categorized by the Company as “problem” loans. Loans with valuation allowances, but which are not currently delinquent, and loans which are on watchlist are categorized by the Company as “potential problem” loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as “restructured” loans.

      The carrying value of commercial mortgage loans at December 31, 2000 was $1,443.3 million, which amount is net of valuation allowances aggregating $40.1 million which represents management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

      At December 31, 2000, the carrying value of problem, potential problem and restructured loans was $14.8 million, $64.7 million and $75.6 million, respectively, net of valuation allowances of $0.4 million, $14.3 million and $7.7 million, respectively.

      Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms was approximately $9.1 million, $16.1 million and $17.8 million at December 31, 2000, 1999 and 1998, respectively. As a result of the restructurings, the gross interest income recognized in net income at December 31, 2000, 1999 and 1998, respectively, was $6.3 million, $10.8 million and $12.6 million.

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

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Value

	As of December 31,

	2000	1999

	($ in millions)

Total commercial mortgages	$1,443.3	$1,141.4

Problem commercial mortgages(1)	$14.8	$—

Potential problem commercial mortgages	64.7	72.1

Restructured commercial mortgages	75.6	134.8

Total problem, potential problem & restructured commercial mortgages	$155.1	$206.9

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	10.7%	18.1%

Valuation allowances/writedowns(2):

Problem loans	$0.4	$—

Potential problem loans	14.3	16.2

Restructured loans	7.7	26.0

Total valuation allowances/writedowns(2)	$22.4	$42.2

Total valuation allowances/writedowns as a percent of problem, potential problem and restructured commercial mortgages at carrying value before valuation allowances and writedowns	12.6%	16.9%

(1)	Problem commercial mortgages included mortgage loans in foreclosure of $14.8 million and $0.0 million at December 31, 2000 and 1999, respectively.

(2)	Includes impairment writedowns recorded prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, of $11.1 million and $26.3 million at December 31, 2000 and 1999.

      In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 2000 and 1999, such reserves were $17.7 million and $15.9 million, respectively.

      As of December 31, 2000, the Company had two problem commercial mortgages aggregating $14.8 million; $8.0 million in Arizona and $6.8 million in California which are office buildings. As of December 31, 1999, the Company had no problem commercial mortgages.

      The following tables present the distribution of potential problem and restructured commercial mortgages by property type and by state as of December 31, 2000 and 1999.

Potential Problem Commercial Mortgages by Property Type and by State

	As of December 31,

	2000			1999

	Number	Carrying	% of	Number	Carrying	% of
	of Loans	Value	Total	of Loans	Value	Total

		($ in millions)			($ in millions)

Property Type:

Office	4	$55.3	85.5%	5	$62.5	86.7%

Apartment	1	5.4	8.3	1	5.6	7.8

Retail	1	4.0	6.2	1	4.0	5.5

Total	6	$64.7	100.0%	7	$72.1	100.0%

State:

District of Columbia	1	$33.4	51.6%	1	$33.0	45.8%

New York	2	16.8	25.9	2	17.1	23.7

California	0	0.0	0.0	1	7.3	10.1

Mississippi	1	5.4	8.3	1	5.6	7.8

New Jersey	1	5.1	8.0	1	5.1	7.1

Wisconsin	1	4.0	6.2	1	4.0	5.5

Total	6	$64.7	100.0%	7	$72.1	100.0%

Restructured Commercial Mortgages by Property Type and by State

	As of December 31,

	2000			1999

	Number	Carrying	% of	Number	Carrying	% of
	of Loans	Value	Total	of Loans	Value	Total

		($ in millions)			($ in millions)

Property Type:

Office	8	$56.1	74.2%	13	$115.7	85.8%

Retail	2	10.3	13.6	2	10.0	7.4

Industrial	1	9.2	12.2	1	9.1	6.8

Total	11	$75.6	100.0%	16	$134.8	100.0%

State:

New York	6	$44.0	58.2%	9	$94.7	70.3%

District of Columbia	2	14.4	19.1	2	14.6	10.8

California	1	9.2	12.2	1	9.1	6.7

Texas	2	8.0	10.5	2	7.8	5.8

Arizona	—	—	—	1	7.7	5.7

Louisiana	—	—	—	1	0.9	0.7

Total	11	$75.6	100.0%	16	$134.8	100.0%

  Agricultural Mortgage Loans

      The carrying value of the Company’s agricultural mortgage loans was $310.3 million and $570.7 million at December 31, 2000 and 1999, respectively, representing 17.7% and 33.3% of total mortgage assets and 2.8% and 5.3% of general account invested assets at such dates, respectively. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 3.3% and 1.3% of total agricultural loans outstanding at December 31, 2000 and 1999, respectively, were delinquent or in process of foreclosure. Following is a summary of agricultural mortgage loans by state which were held by the Company at the dates indicated.

Agricultural Mortgage Loans by State

	As of December 31,

	2000			1999

	Number	Carrying	% of	Number	Carrying	% of
	of Loans	Value	Total	of Loans	Value	Total

		($ in millions)			($ in millions)

State:

Washington	160	$48.8	15.7%	197	$65.5	11.5%

California	72	41.9	13.5	139	105.5	18.5

Idaho	118	41.1	13.2	133	47.9	8.4

Oregon	98	36.2	11.7	124	53.4	9.4

Missouri	87	24.9	8.0	140	43.8	7.7

Texas	50	20.1	6.5	104	53.9	9.4

Georgia	39	20.0	6.4	58	34.3	6.0

Arizona	29	14.8	4.8	46	31.7	5.6

Arkansas	20	10.6	3.4	53	28.6	5.0

All others (no other state more than 5.0%)	130	51.9	16.8	240	106.1	18.5

Total	803	$310.3	100.0%	1,234	$570.7	100.0%

      The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of December 31, 2000 and 1999 were $20.3 million and $18.1 million, respectively.

      MONY Life has, from time to time, pooled certain of its agricultural mortgage loans and sold beneficial interests in each of the individual agricultural mortgage loans in such pools (referred to as “participation interests”) to third parties. Under such arrangements, MONY Life retains a specified equity interest in the loans in such pools and sells the remaining participation interest. MONY Life is responsible for servicing the individual agricultural mortgage loans in each pool, for which it receives a servicing fee from the third party participants. As of December 31, 2000, the aggregate amount of agricultural mortgage loans in such pools being serviced by MONY Life was approximately $457.4 million.

Equity Real Estate

      The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of December 31, 2000 and 1999 the carrying value of the Company’s equity real estate investments was $212.0 million and $369.1 million, respectively, or 1.9% and 3.4%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company’s equity real estate investments by such classifications as of the dates indicated.

Equity Real Estate

	As of December 31,

	2000	1999

	($ in millions)

Real estate	$54.2	$140.3

Joint ventures	116.3	107.8

Subtotal	170.5	248.1

Foreclosed	41.5	121.0

Total	$212.0	$369.1

      Equity real estate is categorized as either “Real estate held for investment” or “Real Estate to be disposed of.” Real estate to be disposed of consists of properties for which the Company has commenced marketing efforts. The carrying value of real estate held for investment totaled $40.7 million and $46.2 million as of December 31, 2000 and 1999, respectively. The carrying value of real estate to be disposed of aggregated $171.3 million and $322.9 million as of December 31, 2000 and 1999, respectively.

      The following tables present information concerning the geographic and property type breakdown of the equity real estate portfolio as of December 31, 2000 and 1999.

Equity Real Estate by Region and Property Type

As of December 31, 2000

Total Portfolio by Region

		Carrying
	Number	Value	Percentage

	($ in millions)

Mountain	9	$133.1	62.8%

Midwest	11	44.7	21.1

Southeast	2	15.6	7.3

West	4	11.1	5.2

Southwest	1	6.0	2.9

Northeast	1	1.5	0.7

Total	28	$212.0	100.0%

Total Portfolio by Type

		Carrying
	Number	Value	Percentage

	($ in millions)

Hotel	4	$140.2	66.1%

Office	5	37.2	17.5

Retail	3	21.5	10.2

Other	9	12.1	5.7

Agriculture	7	1.0	0.5

Total	28	$212.0	100.0%

As of December 31, 1999

Total Portfolio by Region

		Carrying
	Number	Value	Percentage

	($ in millions)

Mountain	10	$145.1	39.3%

Midwest	16	88.6	24.0

Southeast	10	84.5	22.9

Southwest	3	25.6	6.9

West	6	23.2	6.3

Northeast	1	2.1	0.6

Total	46	$369.1	100.0%

Total Portfolio by Type

		Carrying
	Number	Value	Percentage

	($ in millions)

Office	18	$180.8	49.0%

Hotel	4	129.6	35.1

Retail	5	31.4	8.5

Other	9	15.1	4.1

Industrial	1	10.9	3.0

Agriculture	8	1.2	0.3

Apartments	1	0.1	0.0

Total	46	$369.1	100.0%

      Equity real estate is evenly distributed across geographic regions of the country with a slightly larger concentration in the mountain region of the United States at December 31, 2000. By property type, there is a concentration in hotels which represented approximately 66.1% of the equity real estate portfolio at December 31, 2000. The Company’s largest equity real estate holding at December 31, 2000 consisted of a hotel property located in Arizona with a carrying value of approximately $116.3 million and representing less than approximately 1.0% of general account invested assets. The ten largest real estate properties as of December 31, 2000 comprise 93.2% of total real estate assets and less than 1.8% of total invested assets.

Equity Securities

      The Company’s equity securities are comprised of investments in common stocks and limited partnership interests of investment partnerships. The following table presents the carrying values of the Company’s equity securities at the dates indicated.

Investments in Equity Securities

	As of December 31,

	2000	1999

	($ in millions)

Common stocks	$50.6	$277.2

Limited partnership interests	277.9	242.6

Total	$328.5	$519.8

     Common Stocks —

      The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. Substantially all the common stocks owned by the Company are publicly traded on national securities exchanges. The Company’s investments in common stocks represented 0.5% and 2.6% of invested assets at December 31, 2000 and 1999, respectively. Proceeds on the sale of common stocks totaled $499.2 million, $302.7 million and $165.0 million which resulted in net realized gains of $23.4 million, $77.6 million, and $7.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Limited partnership interests —

      In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation in the investments of the partnerships. See discussion regarding “Equity Price Risk.”

      The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Upon distribution, the Company will record the common stock received at fair value, reverse the carrying value of the corresponding limited partnership investment, and record as investment income any excess of the fair value of the common stock distributed over the carrying value of the limited partnership investment. Accordingly, certain of the common stocks owned by the Company at December 31, 2000 and 1999 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

      The following table presents investments in equity limited partnership interests by sector:

	As of December 31, 2000		As of December 31, 1999

	Carrying	% of	Carrying	% of
	Value	Total	Value	Total

Information Technology	$144.1	51.8%	$126.9	52.4%

Domestic LBO	50.8	18.3%	44.0	18.1%

Life Sciences	21.0	7.6%	12.6	5.2%

Telecommunications	15.9	5.7%	25.5	10.5%

International LBO	18.2	6.6%	17.7	7.3%

Merchant Banking	13.7	4.9%	15.4	6.3%

Other	14.3	5.1%	0.5	0.2%

Total	$278.0	100.0%	$242.6	100.0%

      The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at December 31, 2000 and 1999:

	Carrying Value
	December 31,

	2000	1999

	($ in millions)

Equity Method

Public common stock	$47.8	$57.6

Private common stock	97.2	69.3

Subtotal	145.0	126.9

Cost Method

Public common stock	26.8	40.8

Private common stock	106.2	74.9

Subtotal	133.0	115.7

Total	$278.0	$242.6

      At December 31, 2000 and 1999, the Company had investments in approximately 53 and 50 different limited partnerships which represented 2.5% and 2.2%, respectively, of the Company’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the years ended December 31, 2000, 1999, and 1998, investment income from investments in limited partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $236.3 million, $188.9 million and $49.5 million, respectively, representing 24.9%, 20.9%, and 6.7%, respectively, of the net investment income for such periods. For the same periods, the Company achieved total returns on its investments in limited partnership interests of 82.8%, 81.9%, and 28.4%, respectively. There can be no assurance that the recent level of investment returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company’s financial position and results of operations.

Investment Impairments and Valuation Allowances

      The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of December 31, 2000 and 1999 are shown in the table below.

Cumulative Impairment Adjustments and Provisions

For Valuation Allowances on Investments
For the Years Ended

	2000			1999

	Impairment	Valuation		Impairment	Valuation
	Adjustments	Allowances	Total	Adjustments	Allowances	Total

Fixed maturities	$27.5	$—	$27.5	$19.2	$—	$19.2

Equity securities	2.6	—	2.6	4.7	—	4.7

Mortgages	11.1	32.2	43.3	26.3	37.3	63.6

Real estate(1)	31.0	4.5	35.5	73.2	22.0	95.2

Total	$72.2	$36.7	$108.9	$123.4	$59.3	$182.7

(1)	Includes $22.5 million and $48.0 million at December 31, 2000, and 1999, respectively, relating to impairments taken upon foreclosure of mortgage loans.

      All of the Company’s fixed maturity and equity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2000, 1999 and 1998, such writedowns aggregated $16.0 million, $8.3 million and $15.7 million, respectively.

      At December 31, 2000 and 1999, 12.9% ($1,443.3 million) and 10.5% ($1,141.4 million), respectively, of the Company’s general account invested assets consisted of commercial mortgage loans. Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and reflected in the Company’s result of operations. For the years ended December 31, 2000, 1999 and 1998, increases (decreases) in valuation allowances related to commercial mortgage loans aggregated $(20.3) million, $2.7 million and $11.7 million, respectively. The carrying value of commercial mortgage loans at December 31, 2000 was $1,443.3 million, which amount is net of $40.1 million representing management’s best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

      The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the years ended December 31, 2000, 1999 and 1998, such impairment adjustments aggregated $0.0 million, $0.0 million, and $5.9 million, respectively. At December 31, 2000 and 1999, the carrying value of real estate held for investment was $40.7 million and $46.2 million, or 0.4% and 0.4% of invested assets at such dates, respectively. The aforementioned carrying values are net of cumulative impairments of $10.8 million and $10.8 million, respectively, and net of accumulated depreciation of $22.2 million and $22.8 million, respectively. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made.

      The carrying value of real estate to be disposed of at December 31, 2000 and 1999 was $171.3 million and $322.9 million, net of impairment adjustments of $20.2 million and $62.3 million, valuation allowances of $4.5 million and $22.0 million and accumulated depreciation of $63.8 million and $116.1 million, respectively. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs (See Note 4 to the Consolidated Financial Statements). Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the years ended December 31, 2000, 1999 and 1998, such increases in valuation allowances aggregated $0.7 million, $12.1 million and $6.8 million, respectively. See “— Equity Real Estate — Real Estate Sales.”

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company’s exposure to market risk relates to the market price and/or cash flow variability associated with changes in market interest rates and prices of equity securities. Set forth below is an overview of the Company’s primary exposure to market risk, and its objectives and strategies relating to such risk.

Overview —

      The Company’s results of operations significantly depend on profit margins between general account invested assets and interest credited on insurance and annuity products. Changes in interest rates can potentially impact the Company’s profitability. Management believes the Company’s liabilities should be supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into consideration the aforementioned factors. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the Company’s fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage loan investments are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Interest Rate Risk —

      The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans outside the Closed Block, and fixed maturity securities and mortgage loans included in the assets transferred in the Group Pension Transaction (for a discussion of the Group Pension Transaction Note 10 to the Consolidated Financial Statements. For a discussion of the Closed Block see Note 3 to the Consolidated Financial Statements). The risk with respect to assets transferred in the Group Pension Transaction is limited, as discussed in “Policyholder Liability Characteristics.” The carrying value of investments in fixed maturity securities and mortgage loans outside the Closed Block (including such general account assets in the balance sheet line item entitled, “Assets Transferred in Group Pension Transaction”) represent 80.1%, at December 31, 2000, of the aggregate carrying value of the Company’s consolidated invested assets outside the Closed Block (including the general account invested assets included in the balance sheet line item entitled, “Assets Transferred in Group Pension Transaction”). Substantially all of

the Company’s fixed maturity securities are U.S. dollar-denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates (see Notes 12 and 13 to the consolidated financial statements for a more detailed discussion of these analyses). The table below shows the Company’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 2000. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

Assets with Interest Rate Risk — Fair Value

	At		At
	December 31,	+100 Basis	December 31,	+100 Basis
	2000	Point Change	1999	Point Change

	($ in millions)
	Change in Fair Value

Assets Outside the Closed Block

Fixed Maturities	$3,149.8	$(132.9)	$3,066.7	$(137.3)

Mortgage Loans	1,216.7	(42.9)	1,236.5	(50.3)

Total	$4,366.5	$(175.8)	$4,303.2	$(187.6)

Assets Transferred in the Group Pension Transaction

Fixed Maturities	$1,419.0	$(33.3)	$1,510.0	$(42.1)

Mortgage Loans	49.2	(0.7)	100.3	(0.6)

Total	$1,468.2	$(34.0)	$1,610.3	$(42.7)

Total Fixed Income Securities Outside the Closed Block

Fixed Maturities	$4,568.8	$(166.2)	$4,576.7	$(179.4)

Mortgage Loans	1,265.9	(43.6)	1,336.8	(50.9)

Total	$5,834.7	$(209.8)	$5,913.5	$(230.3)

      In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its issuance of long-term debt obligations. Set forth below is a discussion of these items.

      The table below shows the potential fair value exposure to an immediate + 100 basis point change in interest rates from those prevailing at December 31, 2000 and 1999.

Long Term Debt — Fair Value

	At		At
	December 31,	+100 Basis	December 31,	+100 Basis
	2000	Point Change	1999	Point Change

	($ in millions)

Fixed rate debt	$603.3	$(32.4)	$251.7	$(19.0)

Equity Price Risk —

      The Company’s investment portfolio also contains investments in equity securities, which are comprised of investments in common stocks and limited partnership interests of investment partnerships. See “Investments — Equity Securities.” The aforementioned investment partnerships principally invest in technology companies and other industries whose market prices have experienced significant volatility. The following table shows the Company’s potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2000 and 1999. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes, nor does it reflect the volatility that has been experienced by some of the sectors in which the Company has common stock investments. In addition, the fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities. Also, since a significant portion of the Company’s investments in limited partnerships are accounted for under the Equity Method, changes in the value of such partnership investments will directly affect the earnings reported by the Company. Investments — Equity Securities.

Asset with Equity Price Rate Risk — Fair Value

	At		At
	December 31,	-10%	December 31,	-10%
	2000	Change	1999	Change

	($ in millions)

Equity securities	$328.5	$(32.8)	$519.8	$(52.0)

Policyholders’ Liability Characteristics —

      Due to the manner in which the Closed Block was funded and the ability of management to adjust dividends paid on Closed Block policies, as more fully explained in Note 3 to the Consolidated Financial Statements, management believes that the Company’s exposure to market risk with respect to liabilities and assets allocated to the Closed Block is de-minimus. In addition, the Company’s exposure to loss relating to both the assets and liabilities transferred in the Group Pension Transaction is contractually limited to the principal amount of the Series A Notes outstanding, as more fully explained in Note 10 to the Consolidated Financial Statements. Furthermore, management does not expect to incur any material loss from the assets and liabilities transferred in the Group Pension Transaction; however, there can be no assurance that such a loss will not ultimately be incurred.

      Policyholders’ liabilities outside the Closed Block (and excluding such liabilities transferred in the Group Pension Transaction) at December 31, 2000 consisted of future policy benefits, policyholders’ account balances, and other policyholder liabilities of $967.7 million, $1,898.0 million, $122.4 million, respectively. These liabilities were backed, at such date, by approximately $7.5 billion of assets (total consolidated assets excluding “Assets transferred in Group Pension Transaction”, “Closed Block assets” and “Separate account assets”), including invested assets of approximately $5.8 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2000.

  Future Policy Benefits

      Products in the future policy benefits category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, group pensions, group life and health insurance, supplementary contracts with life contingencies, and immediate annuities. Future policy benefit liabilities on such business aggregated approximately $0.5 billion at December 31, 2000. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $0.1 billion at December 31, 2000, is 6.0%. Also, included in this category are disability income future policy benefit liabilities of approximately $0.4 billion at December 31, 2000. All such business was reinsured effective December 31, 1997.

  Policyholders’ Account Balances and Other Policyholders’ Liabilities

      Products in the policyholders account balances and other policyholders’ liabilities categories credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category may be subject to surrender charges for an initial period. Product examples include, single premium deferred annuities, universal life contracts, and the general account portion of the Company’s variable annuity products. In general, the Company’s investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholder account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

Asset/ Liability Management Techniques —

      Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2000 or with respect to a 10 percent drop in equity prices from December 31, 2000.

ITEM 8.  Financial Statements and Supplementary Data

      See the Consolidated Financial Statements and Supplementary Data beginning at page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III.

ITEM 10.  Directors and Executive Officers of the Registrant

             Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2001 annual meeting of shareholders (the “Proxy Statement”) filed or to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption “Proposal 1. Election of Directors” and is incorporated herein by reference. Additional information called for by Item 10 is set forth in Item 1A hereof under the caption “Executive Officers” and is incorporated herein by reference.

ITEM 11.  Executive Compensation

             The information called for by Item 11 is set forth in the Proxy Statement under the captions “Executive Officer Compensation” and “Compensation of Directors” and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

             The information called for by Item 12 is set forth in the Proxy Statement under the caption “Ownership of Common Stock by Certain Beneficial Owners” and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

             The information called for by Item 13 is set forth in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

ITEM 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements.

See Index to Consolidated Financial Statements included at page F-1 hereto.

(2)	Exhibits

(a)	27.1 Financial Data Schedule

99.1  Credit Agreement dated September 23, 2000.

             (b)  Reports on Form 8-K.

                   The following reports on Form 8-K were filed in the fourth quarter of 2000:

November 8, 2000 in compliance with regulation F-0 regarding its financial results.

                   November 16, 2000 regarding its annual cash dividends.
                   December 12, 2000 announcing its issuance of Senior Notes.

ITEM 8.  Financial Statements and Supplementary Data

THE MONY GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

The MONY Group Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The MONY Group Inc. and Subsidiaries (the “Company”), formerly known as The Mutual Life Insurance Company of New York and subsidiaries, at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York

February 8, 2001

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999

	2000	1999

	($ in millions)

ASSETS

Investments:

Fixed maturity securities available-for-sale, at fair value (Note 12)	$3,149.9	$3,066.7

Equity securities available-for-sale, at fair value (Note 12)	328.6	519.8

Mortgage loans on real estate (Note 13)	1,188.7	1,270.4

Policy loans	80.7	69.1

Real estate to be disposed of (Note 13)	171.3	300.9

Real estate held for investment (Note 13)	40.7	46.2

Other invested assets	99.3	37.9

	5,059.2	5,311.0

Cash and cash equivalents	701.8	265.9

Accrued investment income	71.9	74.6

Amounts due from reinsurers	491.6	488.0

Deferred policy acquisition costs	657.1	558.3

Other assets	546.7	348.3

Assets transferred in Group Pension Transaction (Note 10)	4,927.7	5,109.8

Separate account assets	5,868.1	6,398.3

Closed Block assets (Note 20)	6,251.2	6,182.1

Total assets	$24,575.3	$24,736.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Future policy benefits	$967.7	$954.3

Policyholders’ account balances	1,898.0	1,942.9

Other policyholders’ liabilities	122.4	120.4

Amounts due to reinsurers	87.3	83.8

Accounts payable and other liabilities	634.6	564.0

Short term debt (Note 16)	52.3	53.4

Long term debt (Note 16)	571.1	245.4

Current federal income taxes payable	124.7	148.0

Liabilities transferred in Group Pension Transaction (Note 10)	4,897.2	5,099.1

Separate account liabilities	5,865.3	6,396.2

Closed Block liabilities (Note 20)	7,315.8	7,303.3

Total liabilities	$22,536.4	$22,910.8

Commitments and contingencies (Notes 9 and 18) Common stock, $0.01 par value; 400 million shares authorized; 47.2 million shares issued, 46.2 million shares outstanding	$0.5	$0.5

Capital in excess of par	1,616.3	1,615.9

Treasury stock at cost: 1,095,900 shares at December 31, 2000	(33.0)	—

Retained earnings	442.2	238.5

Accumulated other comprehensive income	13.0	(29.4)

Unamortized restricted stock compensation	(0.1)	—

Total shareholders’ equity	2,038.9	1,825.5

Total liabilities and shareholders’ equity	$24,575.3	$24,736.3

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2000, 1999, and 1998

				1998
				Pro Forma*
	2000	1999	1998	(Unaudited)

	($ in millions)

Revenues:

Premiums	$118.1	$96.3	$621.7	$77.9

Universal life and investment-type product policy fees	205.8	196.3	151.6	151.6

Net investment income (Note 11)	582.4	527.2	689.1	361.9

Net realized gains on investments (Note 11)	44.5	122.2	168.7	160.9

Group Pension Profits (Note 10)	37.1	63.0	56.8	56.8

Other income	221.1	195.8	162.6	161.3

Contribution from the Closed Block	42.8	44.8	5.7	52.2

	1,251.8	1,245.6	1,856.2	1,022.6

Benefits and expenses:

Benefits to policyholders	166.9	147.0	679.8	124.4

Interest credited to policyholders’ account balances	101.8	106.6	112.7	105.0

Amortization of deferred policy acquisition costs	78.7	70.3	122.0	52.2

Dividends to policyholders	2.6	1.9	195.8	3.3

Other operating costs and expenses	505.7	537.2	451.7	443.5

Demutualization Expenses	—	2.0	27.2	—

	855.7	865.0	1,589.2	728.4

Income before income taxes & extraordinary item	396.1	380.6	267.0	294.2

Income tax expense	133.8	132.0	103.0	103.0

Income before extraordinary item	262.3	248.6	164.0	191.2

Extraordinary item (Note 4)	37.7	—	—	—

Net income	224.6	248.6	164.0	191.2

Other comprehensive income, net (Note 11)	42.4	(181.8)	34.3

Comprehensive income	$267.0	$66.8	$198.3

			For the period	Year ended
			November 16, 1998	December 31, 1998
	Year ended	Year ended	through	Pro Forma
	December 31, 2000	December 31, 1999	December 31, 1998	(Unaudited)

	($ in millions, except share data and per share amounts)

Income before extraordinary item	$262.3	$248.6	$8.8	$191.2

Basic earnings per share	$5.64	$5.26	$0.19	$4.05

Diluted earnings per share	$5.49	$5.20	$0.18	$3.99

Net income	$224.6	$248.6	$8.8	$191.2

Basic earnings per share	$4.83	$5.26	$0.19	$4.05

Diluted earnings per share	$4.70	$5.20	$0.18	$3.99

Share Data:

Weighted-average shares used in basic per share calculations	46,466,675	47,238,328	47,241,084	47,241,084

Plus: incremental shares from assumed conversion of Dilutive securities (Notes 2 and 4)	1,321,218	574,625	643,731	643,731

Weighted-average shares used in diluted per share calculations	47,787,893	47,812,953	47,884,815	47,884,815

*	The pro forma information gives effect to the transactions referred to in Notes 1 and 22.

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2000, 1999, and 1998

					Accumulated	Unamortized
		Capital			Other	Restricted	Total
	Common	In Excess	Treasury	Retained	Comprehensive	Stock	Shareholders
	Stock	of Par	Stock	Earnings	Income	Compensation	Equity

	($ in millions)

Balance, December 31, 1997				1,202.5	118.1		1,320.6

Demutualization transaction	0.4	1,323.9		(1,357.7)			(33.4)

Initial Pubic Offering	0.1	282.0					282.1

Warrants		10.0					10.0

Comprehensive income:

Net income before demutualization				155.2			155.2

Net income after demutualization				8.8			8.8

Net income for the year				164.0			164.0

Other comprehensive income:

Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 11)					31.4		31.4

Minimum pension liability adjustment					2.9		2.9

Other comprehensive income					34.3		34.3

Comprehensive Income							198.3

Balance, December 31, 1998	0.5	1,615.9		8.8	152.4		1,777.6

Dividends Declared				(18.9)			(18.9)

Comprehensive income

Net income				248.6			248.6

Other comprehensive income: unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 11)					(181.8)		(181.8)

Comprehensive income/(loss)							66.8

Balance, December 31, 1999	0.5	1,615.9		238.5	(29.4)		1,825.5

Dividends Declared				(20.9)			(20.9)

Treasury stock, at cost			(33.0)				(33.0)

Unamortized restricted stock compensation						(0.1)	(0.1)

Issuance of stock		0.4					0.4

Comprehensive income:

Net income				224.6			224.6

Other comprehensive income:

Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 11)					46.2		46.2

Minimum pension liability adjustment					(3.8)		(3.8)

Other comprehensive income					42.4		42.4

Comprehensive income/(loss)							267.0

Balance, December 31, 2000	$0.5	$1,616.3	(33.0)	$442.2	$13.0	(0.1)	$2,038.9

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999, and 1998

	2000	1999	1998

	($ in millions)

Cash flows from operating activities (see Note 4):

Net income	$224.6	$248.6	$164.0

Adjustments to reconcile net income to net cash provided by operating activities:

Interest credited to policyholders’ account balances	93.1	105.0	110.6

Universal life and investment-type product policy fee income	(127.4)	(143.5)	(123.6)

Capitalization of deferred policy acquisition costs	(175.0)	(148.8)	(124.5)

Amortization of deferred policy acquisition costs	78.7	70.3	122.0

Provision for depreciation and amortization	33.2	31.5	41.4

Provision for deferred federal income taxes	63.4	57.4	11.4

Net realized gains on investments	(44.5)	(122.2)	(168.7)

Non-cash distributions from investments	(226.7)	(172.8)	(35.1)

Change in other assets and accounts payable and other liabilities	(40.5)	(26.4)	(22.7)

Change in future policy benefits	13.3	(3.7)	136.2

Change in other policyholders’ liabilities	2.0	15.6	32.9

Change in current federal income taxes payable	1.0	103.8	(14.6)

Initial cash transferred to the Closed Block	—	—	(46.9)

Extraordinary loss on extinguishment of debt	56.8

Contribution from the Closed Block	(42.8)	(44.8)	(5.7)

Net cash (used in)/provided by operating activities	(90.8)	(30.0)	76.7

Cash flows from investing activities:

Sales, maturities or repayments of:

Fixed maturities	603.0	689.4	887.3

Equity securities	514.2	328.1	177.4

Mortgage loans on real estate	377.7	132.9	424.4

Real estate	149.0	350.7	578.3

Other invested assets	1.6	18.7	46.0

Acquisitions of investments:

Fixed maturities	(629.3)	(830.0)	(1,479.7)

Equity securities	(127.6)	(152.0)	(230.5)

Mortgage loans on real estate	(251.6)	(412.0)	(422.4)

Real estate	(43.0)	(44.5)	(39.5)

Other invested assets	(53.8)	(20.6)	(2.1)

Policy loans, net	(11.7)	(7.8)	(17.8)

Other, net	(150.0)	60.3	8.8

Property & equipment, net	(54.8)	(22.5)	(30.9)

Acquisition of subsidiaries, net of cash acquired	—	—	(46.0)

Net cash provided by/(used in) investing activities	$323.7	$90.7	$(146.7)

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Years Ended December 31, 2000, 1999, and 1998

	2000	1999	1998

	($ in millions)

Cash flows from financing activities:

Issuance of debt	$568.8	$—	$—

Repayments of debt	(301.3)	(84.8)	(61.3)

Receipts from annuity and universal life policies credited to policyholders’ account balances	2,265.1	1,851.5	1,254.0

Return of policyholders’ account balances on annuity policies and universal life policies	(2,275.9)	(1,863.6)	(1,377.0)

Issuance of common stock	0.2	—	282.5

Treasury stock	(33.0)

Dividends paid to shareholders	(20.9)	(18.9)	—

Payments to eligible policyholders	—	(8.1)	(12.5)

Net cash provided/(used in) by financing activities	203.0	(123.9)	85.7

Net increase/(decrease) in cash and cash equivalents	435.9	(63.2)	15.7

Cash and cash equivalents, beginning of year	265.9	329.1	313.4

Cash and cash equivalents, end of year	$701.8	$265.9	$329.1

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$93.3	$20.1	$97.4

Interest	$29.4	$20.3	$20.3

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Description of Business:

      On November 16, 1998, pursuant to its Plan of Reorganization (the “Plan”) which was approved by the New York Superintendent of Insurance on the same day (the “Plan Effective Date”), The Mutual Life Insurance Company of New York (“MONY”) converted from a mutual life insurance company to a stock life insurance company (the “Demutualization”) and became a wholly owned subsidiary of The MONY Group Inc., (the “MONY Group” or the “Holding Company”), a Delaware corporation organized on June 24, 1997 for the purpose of becoming the parent holding company of MONY. In connection with the Plan, MONY established a closed block, as more fully discussed in Note 3, to fund the guaranteed benefits and dividends of certain participating insurance policies and eligible policyholders received cash, policy credits, or shares of common stock of the MONY Group in exchange for their membership interests in MONY (see Note 4). Also, on November 16, 1998, the MONY Group consummated an initial public offering (the “Offerings”) of approximately 12.9 million shares of its common stock (see Note 4) and MONY changed its name to MONY Life Insurance Company (MONY Life Insurance Company and its subsidiaries are hereafter collectively referred to as “MONY Life”). The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to the aforementioned eligible policyholders. The Plan and the Offerings are hereafter collectively referred to as the “Transaction.” See Note 4

      The MONY Group, through MONY Life and its subsidiaries (hereafter collectively referred to as the “Company”), is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products to higher income individuals, particularly family builders, pre-retirees, and small business owners (see Note 5). The Company distributes its products primarily through its career agency sales force and various complementary distribution channels. These include sales of mutual funds sold by Enterprise Capital Management through third-party broker dealers, sales of protection products through brokerage general agencies, sales of corporate-owned life insurance (“COLI”) products by the Company’s corporate marketing team and sales of a variety of financial products and services through the Company’s Trusted Securities Advisors Corp. subsidiary. The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

      In 2001, the MONY Group Inc. acquired two new subsidiaries, Advest Group Inc. (“Advest”) and Matrix Capital Markets Group (“Matrix”) See Note 25

2.  Investment Agreement:

      On December 30, 1997, affiliates of Goldman, Sachs & Co. (the “Investors”), one of the underwriters for the Offerings, entered into an investment agreement with MONY (the “Investment Agreement”), pursuant to which: (i) the Investors purchased, for $115.0 million (the “Consideration”), Surplus Notes issued by MONY (the “MONY Notes”) with an aggregate principal amount equal to the Consideration (see Note 16), and (ii) the Investors purchased, for $10.0 million, warrants (the “Warrants”) to purchase from the Holding Company (after giving effect to the initial public offering) in the aggregate 7.0% of the fully diluted Common Stock as of the first date following such effectiveness on which shares of Common Stock were first issued to Eligible Policyholders (December 24, 1998).

      The purchase price payable for each share of the Common Stock issuable upon exercise of Warrants (the “Exercise Price”) is the initial public offering price of the Common Stock, or $23.50 per share. The Warrants contain standard anti-dilution provisions, providing for adjustment to the exercise price in the event of, among other things, a dividend or other distribution of capital stock, evidences of indebtedness or other property, issuances of rights, options or warrants, certain cash dividends and certain tender offers.

3.  The Closed Block:

      On November 16, 1998, the Company established a closed block (the “Closed Block”) of certain participating insurance policies as defined in the Plan (the “Closed Block Business”). In conjunction therewith, the Company allocated assets to the Closed Block expected to produce cash flows which, together with anticipated revenues from the Closed Block Business, are reasonably expected to be sufficient to support the Closed Block Business, including but not limited to, provision for payment of claims and surrender benefits, certain expenses and taxes, and for continuation of current payable dividend scales in effect at the date of Demutualization, assuming the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. The assets allocated to the Closed Block and the aforementioned revenues inure solely to the benefit of the owners of policies included in the Closed Block.

      The assets and liabilities allocated to the Closed Block are recorded in the Company’s financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation of the Closed Block, which will be recognized in the Company’s income over the period the policies and the contracts in the Closed Block remain in force.

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

      In addition, MONY has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments due on the Series A Notes (which have been allocated to the Closed Block) pursuant to the terms thereof, as described in Note 10. Since the Closed Block has been funded to provide for payment of guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block Business experiences very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. The Company regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure that the profits are distributed to the Closed Block policyholders in a fair and equitable manner. In addition, periodically the New York Insurance Department requires the filing of an independent auditor’s report on the operations of the Closed Block.

      The results of the Closed Block are presented as a single line item in the Company’s statements of income entitled, “Contribution from the Closed Block.” Prior to the establishment of the Closed Block the results of the assets and policies comprising the Closed Block were reported in various line items in the Company’s income statements, including: premiums, investment income, net realized gains and losses on investments, benefits, amortization of deferred policy acquisition costs, etc. In addition, all assets and liabilities allocated to the Closed Block will be reported in the Company’s balance sheet separately under the captions “Closed Block assets” and “Closed Block liabilities”, respectively. Accordingly, certain line items in the Company’s financial statements subsequent to the establishment of the Closed Block reflect material reductions in reported amounts, as compared to years prior to the establishment of the Closed Block, while having no effect on net income. See Note 4, New Accounting Pronouncements.

      The pre-tax Contribution from the Closed Block includes only those revenues, benefit payments, dividends, premium taxes, state guaranty fund assessments, and investment expenses considered in funding the Closed Block. However, many expenses associated with operating the Closed Block and administering the policies included therein were excluded from and, accordingly, are not funded in the Closed Block. These expenses are reported in the Company’s statement of operations, outside of the Contribution from the Closed Block, consistent with how they are funded. Such expenses are reported in the separate line items to which they apply based on the nature of such expenses. Federal income taxes applicable to the Closed Block, which are funded in the Closed Block, are reflected as a component of federal income tax expense in the Company’s statement of operations. Since many expenses related to the Closed Block are funded outside the Closed Block, operating costs and expenses outside the Closed Block are disproportionate to the level of business outside the Closed Block.

4.  Summary of Significant Accounting Policies:

  Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining (i) deferred

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy acquisition costs, (ii) the liability for future policy benefits, and (iii) valuation allowances for mortgage loans and real estate to be disposed of, and impairment writedowns for real estate held for investment and other invested assets. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and those partnerships in which the Company has a majority voting interest. All significant intercompany accounts and transactions have been eliminated.

      Minority interest related to partnerships that are consolidated, which is included in Accounts Payable and Other Liabilities, amounted to $0.0 million and $17.4 million at December 31, 2000 and 1999, respectively.

  Transaction

      Net proceeds from the Offerings totaled $282.5 million. Approximately $60.6 million of the net proceeds were retained by the MONY Group and the balance of approximately $221.9 million was contributed to MONY Life.

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

      Of the net proceeds retained by the MONY Group, approximately $2.5 million was used to pay cash to Eligible Policyholders who received cash as described in the Plan (other than pursuant to an expression of a preference to receive cash), $10.0 million is for working capital for the MONY Group, $30.0 million is to be used to pay dividends on the MONY Group’s common stock and $18.1 million was used by the MONY Group to pay cash to eligible policyholders pursuant to an expression of a preference to receive cash in accordance with the Plan.

      In connection with the Demutualization on the Plan Effective Date, eligible policyholders received, in the aggregate, approximately $20.6 million of cash, $13.2 million of policy credits and 34.3 million shares of common stock of the MONY Group in exchange for their membership interests in MONY. In conjunction with the Offerings, approximately 12.9 million shares of the common stock of MONY Group were issued at an initial public offering of $23.50 per share. The Demutualization was accounted for as a reorganization. Accordingly, the Company’s retained earnings at the Plan Effective Date (net of the aforementioned cash payments and policy credits which were charged directly to retained earnings) were reclassified to “Common stock” and “Capital in excess of par.”

      In addition, the capital of the MONY Group includes $10.0 million relating to the Warrants (see Note 2), which as a subsidiary of MONY prior to the Plan Effective Date, was recorded in MONY’s consolidated financial statements as minority interest.

  Valuation of Investments and Realized Gains and Losses

      All of the Company’s fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. The Company’s equity securities are comprised of investments in common stocks and limited partnership interests. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. The Company accounts for its investments in limited partnership interests in accordance with the equity method of accounting or the cost method of accounting depending upon the Company’s percentage of ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company’s ownership interest exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company’s ownership interest exceeded 20 percent. In all other circumstances the Company accounts for its investment in limited partnership interests in accordance with the cost method. Unrealized gains and losses on fixed maturity securities and common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of fixed maturity securities and common stock is adjusted for impairments in value deemed to be other than temporary. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

      Mortgage loans on real estate are stated at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. The provision for loss is reported as a realized loss on investment. Loans in foreclosure and loans considered to be impaired, other than restructured loans, are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in investment income in the period received. Interest income on restructured mortgage loans is accrued at the restructured loans’ interest rate.

      Real estate held for investment, as well as related improvements, are generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset (which may range from 5 to 40 years). Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected from real estate investments, including the proceeds on disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the real estate, an impairment loss is recognized. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired in satisfaction of debt is recorded at estimated fair value at the date of foreclosure. Real estate that management intends to sell is classified as “to be disposed of.” Real estate to be disposed of is reported at the lower of its current carrying value or estimated fair value less estimated sales costs. Changes in reported values relating to real estate to be disposed of and impairments of real estate held for investment are reported as realized gains or losses on investments.

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

      Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances. Revenue from these types of products consist of amounts assessed during the period against policyholders’ account balances for policy administration charges, cost of insurance and surrender charges and mortality and expense charges on variable contracts. Policy benefits charged to expense include benefit claims incurred in the period in excess of the related policyholders’ account balance.

  Deferred Policy Acquisition Costs (“DAC”)

      The costs of acquiring new business, principally commissions, underwriting, agency, and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred.

      For participating traditional life policies, DAC is amortized over the expected life of the contracts (30 years) as a constant percentage based on the present value of estimated gross margins expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2000, the expected investment yield for the Closed Block was 7.29% for the year 2000 with subsequent years grading down to an ultimate aggregate yield of 7.12% in year 2013. The expected investment yield was 7.50% for participating traditional life policies issued subsequent to the creation of the Closed Block. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.

      For universal life products and investment-type products, DAC is amortized over the expected life of the contracts (ranging from 15 to 30 years) as a constant percentage based on the present value of estimated gross profits expected to be realized over the life of the contracts using the initial locked in discount rate. For non-participating term policies, DAC is amortized over the expected life of the contracts (ranging from 10 to 20 years) in proportion to premium revenue recognized. The discount rate for all products is 8%. Estimated gross profits arise principally from investment results, mortality and expense margins and surrender charges.

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Future Policy Benefits and Policyholders’ Account Balances

      Future policy benefit liabilities for participating traditional life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Dividend fund interest assumptions range from 2.0 percent to 5.5 percent.

      Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.9%, 5.6% and 6.0% for the years ended December 31, 2000, 1999, and 1998, respectively. The weighted average interest crediting rate for investment-type products was approximately 4.9%, 5.1% and 5.2% for the years ended December 31, 2000, 1999, and 1998, respectively.

  Dividends to Policyholders

      Dividends to policyholders, which are substantially all on the Closed Block Business (see Note 3) are determined annually by the Board of Directors of MONY Life. The aggregate amount of policyholders’ dividends is related to actual interest, mortality and morbidity for the year.

  Participating Business

      At December 31, 2000 and 1999, participating business, substantially all of which is in the Closed Block, represented approximately 53.3% and 63.5% of the Company’s life insurance in force, and 74.4% and 81.2% of the number of life insurance policies in force, respectively. For each of the years ended December 31, 2000 and 1999, participating business, represented approximately 91.6% and 95.9%, respectively, of life insurance premiums.

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

      Accumulated depreciation of property and equipment and amortization of leasehold improvements was $46.7 million and $38.4 million at December 31, 2000 and 1999, respectively. Related depreciation and amortization expense was $18.1 million, $16.6 million, and $11.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

      In determining whether a reinsurance contract qualifies for reinsurance accounting, Statement of Financial Accounting Standards (“SFAS”) No. 113 “Accounting and reporting for reinsurance of short-duration and long-duration contracts” requires that there be a “reasonable possibility” that the reinsurer may realize a “significant loss” from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a “reasonable possibility” as having a probability of at least 10%. In assessing whether the projected results of the reinsured business constitute a “significant loss”, the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the “aggregate projected loss”), to an estimate of the reinsurer’s investment

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

      The reinsurer’s investment in a reinsurance contract consists of amounts paid to the ceding company at the inception of the contract (e.g. expense allowances and the excess of liabilities assumed by the reinsurer over the assets transferred to the reinsurer under the contract) plus the amount of capital required to support such business consistent with prudent business practices, regulatory requirements, and the reinsurer’s credit rating. The Company estimates the capital required to support such business based on what it considers to be an appropriate level of risk-based capital in light of regulatory requirements and prudent business practices.

  Separate Accounts

      Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Substantially all separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company’s consolidated statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

  Consolidated Statements of Cash Flows — Non-cash Transactions

      For the years ended December 31, 2000, 1999, and 1998, respectively, real estate of $0.5 million, $27.0 million, and $5.0 million was acquired in satisfaction of debt (including the Closed Block of $22.0 million). At December 31, 2000 and 1999, the Company owned real estate acquired in satisfaction of debt of $41.5 million and $121.0 million, respectively. Other non-cash transactions, which are reflected in the statement of cash flows as a reconciling item from net income to net cash provided by operating activities, consisted primarily of stock distributions from the Company’s partnership investments and payment-in-kind for interest due on certain fixed maturity securities.

  Extraordinary Item Repurchase of Surplus Notes

      For the year ended December 31, 2000, the Company reported an extraordinary charge of $37.7 after tax ($58.1 million pre-tax) million, $2.0 million and $27.2 million, respectively. The charge in 2000 represents the cost incurred by the company in connection with the repurchase of the $115.0 million face amount 9.5% coupon surplus notes, and $123.0 million face amount of its $125.0 million face amount 11.25% coupon surplus notes that were outstanding at December 31, 1999. The company recorded a pre-tax loss $56.5 million ($36.7 million after tax) during the first quarter of 2000 and 1.6 million ($1.0 million after tax) during the third quarter of 2000.

Demutualization Expenses

      The charge reflected in 1999 represented expenses incurred in connection with the Company’s commission-free sale and purchase program (the “Program”) offered to shareholders pursuant to the Plan. The Program commenced August 17, 1999 and ended on November 17, 1999. Pursuant to the Program, shareholders who owned fewer than 100 shares could sell all of their shares or purchase additional shares to round up to 100 shares without incurring commissions. The costs incurred in 1998 primarily included the fees of financial, legal, actuarial and accounting advisors to the Company and to the New York Insurance Department, as well as printing and postage for communication with policyholders incurred in connection with the Demutualization.

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. SFAS 137 delayed the effective date of SFAS 133 by one year. Adoption of this standard will have no material effect on the Company’s earnings or financial position.

      On December 26, 2000 the American Institute of Certified Public Accountants issued Statement of Position 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies for Certain Long-Duration Participating Contracts” (SOP 00-3). SOP 00-3 provides guidance with respect to accounting for demutualizations and requires, among other things, that, (i) Closed Block assets, liabilities, revenues, and expenses should be displayed in financial statements combined with all other assets, liabilities, revenues, and expenses outside the Closed Block, and (ii) demutualization expenses be classified as a single line item within income from continuing operations. The guidance in SOP-03 requires restatement of financial statements presented for years prior to its issuance and is effective for fiscal years beginning after December 15, 2000, except as it pertains to demutualization expenses which is effective immediately. Accordingly, the consolidated statements of income and comprehensive income and related per share amounts for 1999 and 1998 have been restated from those reported in the Company’s prior year to reflect the reclassification of demutualization expenses and related tax effects of $2.0 million in 1999 and $34.3 million in 1998 from extraordinary items to a separate line item entitled “Demutualization expenses.” The adoption of the remaining provisions of this SOP will not have any impact on the Company’s financial position or results of operations.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125.” SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the new requirements is not expected to have a significant impact on the Company’s consolidated financial position or earnings.

      In December 1999, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which was effective fourth quarter 2000. SAB No. 101 addresses revenue recognition issues; its implementation did not have a material impact on the Company’s consolidated financial position or statement of earnings.

5.  Segment Information:

      The Company’s business activities consist of the following: protection product operations, accumulation product operations, mutual fund operations, securities broker-dealer operations, insurance brokerage operations, and certain insurance lines of business no longer written by the Company (the “run-off businesses”). These business activities represent the Company’s operating segments. Except as discussed below, these segments are managed separately because they either provide different products or services, are subject to different regulation, require different strategies, or have different technology requirements.

      Management considers the Company’s mutual fund operations to be an integral part of the products offered by the Company’s accumulation products segment, since substantially all the mutual funds sold by the Company are offered through, and in conjunction with, the products marketed by the accumulation products segment. Accordingly, for management purposes (including, performance assessment and making decisions regarding the allocation of resources), the Company aggregates its mutual fund operations with its accumulation products segment.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of the aforementioned segments, only the protection products segment and the accumulation products segment qualify as reportable segments in accordance with FASB Statement No. 131. All of the Company’s other segments are combined and reported in an other products segment.

      Products comprising the protection products segment primarily include a wide range of insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, last survivor universal life, group universal life and special-risk products. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits (see Note 10), (ii) the Closed Block assets and liabilities, as well as the Contribution from the Closed Block and (iii) the Company’s disability income insurance business. Products comprising the accumulation products segment primarily include flexible premium variable annuities, single premium deferred annuities, immediate annuities , proprietary mutual funds, investment management services, and certain other financial services products. The Company’s other products segment primarily consists of the securities broker-dealer operation, the insurance brokerage operation, and the run-off businesses. The securities broker-dealer operation markets the Company’s proprietary investment products and, in addition, provides customers of the Company’s protection and accumulation products access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). The insurance brokerage operation provides the Company’s field agency force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business, as well as group pension business that was not included in the Group Pension Transaction (see Note 10).

      Set forth in the table below is certain financial information with respect to the Company’s operating segments as of and for each of the years ended December 31, 2000, 1999 and 1998, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate certain non-recurring items to the segments. In addition, substantially all segment revenues are from external sources.

      Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment. In addition, capital is allocated to each segment in amounts sufficient to maintain a targeted regulatory risk-based capital (“RBC”) level for each segment (see Note 19). Allocations of net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company’s product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the Protection Products segment (see Note 4).

      Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) assets, liabilities, revenues and expenses of the MONY Group (iii) a one-time restructuring charge in 1999 of $59.7 million pre-tax relating to the Company’s early retirement program (see Note 24) and (iv) demutualization expenses incurred in 1999 and 1998.

Segment Summary Financial Information

	2000	1999	1998

	($ in millions)

Premiums:

Protection Products	$103.3	$82.0	$602.2

Accumulation Products	1.3	0.9	2.6

Other Products	13.5	13.4	16.9

	$118.1	$96.3	$621.7

Universal life and investment-type product policy fees:

Protection Products	$134.8	$122.3	$86.2

Accumulation Products	70.0	73.3	64.1

Other Products	1.0	0.7	1.3

	$205.8	$196.3	$151.6

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000	1999	1998

	($ in millions)

Net investment income and net realized gains (losses) on investments:

Protection Products	$408.0	$445.1	$655.5

Accumulation Products	124.9	132.4	136.3

Other Products	68.9	69.6	63.8

Reconciling amounts(12)	25.1	2.3	2.2

	$626.9	$649.4	$857.8

Other income:

Protection Products(1)(7)	$98.3	$123.0	$85.5

Accumulation Products	120.2	95.1	72.8

Other Products	77.4	80.7	61.1

Reconciling amounts	5.1	4.8	5.7

	$301.0	$303.6	$225.1

Amortization of deferred policy acquisition costs:

Protection Products	$50.4	$39.6	$92.4

Accumulation Products	28.3	30.7	29.6

	$78.7	$70.3	$122.0

Benefits to policyholders:(2)

Protection Products	$161.4	$141.7	$663.4

Accumulation Products	68.2	73.7	79.6

Other Products	31.5	33.7	41.6

Reconciling amounts	7.6	4.5	7.9

	$268.7	$253.6	$792.5

Other operating costs and expenses:

Protection Products	$262.2	$277.4	$287.1

Accumulation Products	120.0	105.7	84.4

Other Products	100.3	93.7	80.2

Reconciling amounts(11)	30.7	62.4	27.2

	$513.2	$539.2	$478.9

Income before income taxes:

Protection Products	$278.1	$315.0	$193.7

Accumulation Products	98.4	89.6	80.5

Other Products	27.7	35.8	20.0

Reconciling amounts	(8.1)	(59.8)	(27.2)

	$396.1	$380.6	$267.0

Assets:

Protection Products(3)(8)	$16,239.0	$16,164.5	$16,580.9

Accumulation Products	5,593.5	6,175.0	6,171.3

Other Products	1,060.8	1,187.6	1,256.2

Reconciling amounts	1,682.0	1,209.2	949.8

	$24,575.3	$24,736.3	$24,958.2

Deferred policy acquisition costs:

Protection Products(9)	$1,064.3	$1,094.9	$857.6

Accumulation Products	145.4	153.3	136.7

	$1,209.7	$1,248.2	$994.3

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000	1999	1998

	($ in millions)

Policyholders’ liabilities:

Protection Products(4)(10)	$10,290.7	$10,231.7	$10,267.0

Accumulation Products	1,060.0	1,236.3	1,318.6

Other Products	381.4	418.9	455.6

Reconciling amounts	17.7	17.4	17.4

	$11,749.8	$11,904.3	$12,058.6

Separate account liabilities:(5)

Protection Products(6)	$3,939.5	$3,843.5	$4,056.8

Accumulation Products	4,072.9	4,548.9	4,452.6

Other Products	499.5	604.2	621.9

Reconciling amounts	770.1	832.3	776.4

	$9,282.0	$9,828.9	$9,907.7

(1)	Includes Group Pension Profits of $37.1 million, $63.0 million and $56.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. (See Note 10).

(2)	Includes interest credited to policyholders’ account balances.

(3)	Includes assets transferred in the Group Pension Transaction of $4,927.7 million, $5,109.8 million and $5,751.8 million as of December 31, 2000, 1999 and 1998, respectively.

(4)	Includes policyholder liabilities transferred in the Group Pension Transaction of $1,468.1 million, $1,645.7 million and $1,824.9 million as of December 31, 2000, 1999 and 1998 respectively.

(5)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.

(6)	Includes separate account liabilities transferred in the Group Pension Transaction of $3,416.7 million, $3,432.7 million and $3,829.6 million as of December 31, 2000, 1999 and 1998, respectively.

(7)	Includes $42.8 million, $44.8 million and $5.7 million relating to the Contribution from the Closed Block for the years ended December 31, 1999 and for period from November 16, 1998 through December 31, 1998 ended December 31, 2000 and 1999, respectively (see Note 3 and Note 20).

(8)	Includes Closed Block assets of $6,251.2 million, $6,182.1 million and $6,161.2 million as of December 31, 2000, 1999 and 1998, respectively (see Note 3 and Note 20).

(9)	Includes deferred policy acquisition costs allocated to the Closed Block of $552.6 million, $689.9 million and $554.6 million as of December 31, 2000, 1999 and 1998, respectively (see Note 3 and Note 20).

(10)	Includes Closed Block policyholders’ liabilities of $7,293.6 million and $7,241.0 million and $7,177.1 million as of December 31, 2000, 1999 and 1998, respectively (see Note 3 and Note 20).

(11)	Includes demutualization expenses for the years ended December 31, 1999 and 1998 of $2.0 million and $27.2 million, respectively.

(12)	Includes interest income related to intercompany surplus notes. Interest expense is included in the product segment.

     Substantially all of the Company’s revenues are derived in the United States. Revenue derived from outside the United States is not material and revenue derived from any single customer does not exceed 10 percent of total consolidated revenues.

      Following is a summary of revenues by product for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998

	($ in millions)

Premiums:

Individual life(1)	$102.8	$81.9	$602.5

Disability income insurance	0.5	0.6	0.2

Group insurance	13.5	13.4	16.9

Other	1.3	0.4	2.1

Total	$118.1	$96.3	$621.7

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000	1999	1998

	($ in millions)

Universal life and investment-type product policy fees:

Universal life	$69.0	$73.2	$55.4

Variable universal life	54.7	37.6	20.4

Group universal life	11.1	11.5	10.4

Individual variable annuities	69.7	72.8	63.4

Individual fixed annuities	1.3	1.2	2.0

Total	$205.8	$196.3	$151.6

(1)	Excludes revenues from individual life in the Closed Block of $582.4 million, $620.8 million and $100.1 million for the year ended December 31, 2000, 1999 and 1998 respectively.

6.  Deferred Policy Acquisition Costs:

      Policy acquisition costs deferred and amortized in 2000, 1999 and 1998 are as follows:

	2000	1999	1998

	($ in millions)

Balance, beginning of year	$558.3	$439.7	$1,007.1

Balance transferred to the Closed Block at November 16, 1998	—	—	(562.3)

	558.3	439.7	444.8

Cost deferred during the year	190.8	148.7	124.7

Amortized to expense during the year	(78.7)	(70.3)	(122.0)

Effect on DAC from unrealized (gains) losses (see Note 4)	(13.3)	40.2	(7.8)

Balance, end of the year	$657.1	$558.3	$439.7

7.  Pension Plans and Other Postretirement Benefits:

  Pension Plans —

      The Company has a qualified pension plan covering substantially all of its salaried employees. The provisions of the plan provide both (a) defined benefit accruals based on (i) years of service, (ii) the employee’s final average annual compensation and (iii) wage bases or benefits under Social Security and (b) defined contribution accruals based on a Company matching contribution equal to 100% of the employee’s elective deferrals under the incentive savings plan for employees up to 3% of the employee’s eligible compensation and an additional 2% of eligible compensation for each active participant. Effective June 15, 1999, prospective defined contribution accruals in the defined benefit plan ceased and were redirected to the Investment Plan Supplement for Employees. The Company did not make any contribution in the current year or prior year under Section 404 of the Internal Revenue Code (“IRC”) because the plan was fully funded under Section 412 of the IRC.

      During 1999, the Company amended its Qualified Pension plan which reduced certain benefit liabilities payable thereunder. The amendment resulted in a decrease of $27.0 million in the plan’s projected benefit obligation.

      In July 1999, the Company offered special benefits to its employees who elected by August 15, 1999, voluntary termination of employment (special termination benefits). The special termination benefits represented benefits in excess of that which would normally be due to employees electing to retire early. These excess benefits were calculated based on grants of additional years of service and age used in the benefit calculation. All of the special termination benefits relating to the Company’s qualified plan, which aggregated $30.6 million, will be paid from the Plan’s assets. All the benefits paid relating to the Company’s non-qualified plan, which aggregated $19.4 million, will be paid directly from the Company’s assets. As a result of the aforementioned early retirement offer, the Company recorded a charge of $59.7 million in 1999 which included the aforementioned expenses in addition to severance and other related expenses and reflected this amount in Other Operating Costs and Expenses.

      The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, private placement debt securities and bonds. At December 31, 2000 and 1999, $466.4 million and $495.7 million were invested in the MONY Pooled Accounts. Benefits of $33.9 million, $40.4 million and $26.3 million were paid by this plan for the years ended December 31, 2000, 1999, and 1998, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also sponsors a non-qualified employee excess pension plan, which provides both defined benefits and defined contribution accruals in excess of Internal Revenue Service limits to certain employees. The benefits are based on years of service and the employees final average annual compensation. Pension benefits are paid from Company’s general accounts.

  Postretirement Benefits —

      The Company provides certain health care and life insurance benefits for retired employees and field underwriters. The Company amortizes its postretirement transition obligation over a period of twenty years.

      Assumed health care cost trend rates typically have a significant effect on the amounts reported for health care plans. However, under the Company’s postretirement healthcare plan, there is a per capita limit on the Company’s healthcare costs, as a result, a one-percentage point change in the assumed healthcare cost trend rates would have an immaterial affect on amounts reported.

      The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company’s qualified and non-qualified defined benefit pension plans and other benefits which represents the Company’s postretirement benefit obligation:

	Pension Benefits		Other Benefits

	2000	1999	2000	1999

	($ in millions)

Change in benefit obligation:

Benefit obligation at beginning of year	$373.3	$398.3	$97.7	$100.0

Service cost	6.1	11.7	1.2	2.0

Interest cost	29.4	27.3	7.3	7.2

Curtailment gain	(2.0)	(3.8)	—	—

Terminated benefits	—	50.0	—	—

Plan amendment	—	(27.0)	—	—

Actuarial loss/(gain)	18.9	(38.8)	5.8	(4.0)

Benefits paid	(39.6)	(44.4)	(8.1)	(7.5)

Benefit obligation at end of year	386.1	373.3	103.9	97.7

Change in plan assets:

Fair value of plan assets at beginning of year	$498.0	$459.8	$—	$—

Actual return on plan assets	9.1	77.4	—	—

Employer contribution	8.6	6.7	8.1	7.5

Benefits and expenses paid	(45.8)	(45.9)	(8.1)	(7.5)

Fair value of plan assets at end of year	469.9	498.0	—	—

Funded status	83.8	124.7	(103.9)	(97.7)

Unrecognized actuarial loss/(gain)	5.8	(57.2)	12.6	7.4

Unamortized transition obligation	(5.5)	(13.0)	36.7	39.4

Unrecognized prior service cost	(14.0)	(15.6)	(0.9)	(1.0)

Net amount recognized	$70.1	$38.9	$(55.5)	$(51.9)

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost	$123.0	$93.8	$—	$—

Accrued benefit liability	(52.9)	(55.0)	(55.5)	(51.9)

Intangible asset	2.4	0.1	—	—

Accumulated other comprehensive income	(2.4)	—	—	—

Net amount recognized	$70.1	$38.9	$(55.5)	$(51.9)

      The Company’s qualified plan had assets of $469.9 million and $498.0 million at December 31, 2000 and 1999, respectively. The projected benefit obligation and accumulated benefit obligation for the qualified plan were $318.3 million and $292.2 million at December 31, 2000 and $311.0 million and $285.4 million at December 31, 1999, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plan, which is unfunded, were $67.8 million and $59.0 million at December 31, 2000 and $62.3 million and $55.0 million at December 31, 1999, respectively.

	Pension
	Benefits		Other Benefits

	2000	1999	2000	1999

Weighted-average assumptions as of December 31:

Discount rate	7.5%	8.0%	7.5%	8.0%

Expected return on plan assets	10.0%	10.0%	—	—

Rate of compensation increase	5.0%	5.0%	5.0%	5.0%

      For measurements purposes, a 10% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 6% percent for 2010 and remain at that level thereafter.

      Components of net periodic benefit cost for the pension and other post-retirement plans are as follows:

	Pension Benefits?			Other Benefits

	2000	1999	1998	2000	1999	1998

	($ in millions)

Components of net periodic benefit cost

Service cost	$6.1	$11.7	$14.4	$1.2	$2.0	$1.3

Interest cost	29.4	27.3	26.3	6.5	7.2	6.4

Expected return on plan assets	(46.9)	(44.2)	(41.8)	—	—	—

Amortization of prior service cost	(1.5)	(0.8)	1.0	(0.1)	(0.1)	—

Curtailment gain	(2.0)	(3.8)	—	—	—	—

Special termination benefits	—	50.0	—	—	—	—

Recognized net actuarial loss	(0.2)	—	—	—	1.1	0.1

Amortization of transition items	(7.9)	(7.5)	(7.5)	3.1	3.1	3.1

Net periodic benefit cost	$(23.0)	$32.7	$(7.6)	$10.7	$13.3	$10.9

      The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. In addition, after-tax voluntary field underwriter contribution of up to 10% of earnings are allowed. At December 31, 2000 and 1999, the fair value of plan assets was $231.2 million and $250.3 million, respectively. For the years ended December 31, 2000, 1999, and 1998, the Company contributed $3.2 million, $3.1 million and $3.2 million to the plan, respectively, which amounts are reflected in Other Operating Costs and Expenses.

      The Company has a non-qualified defined contribution plan, which is unfunded. The non-qualified defined contribution plan projected benefit obligation which equaled the accumulated benefit obligation was $61.0 million and $62.2 million as of December 31, 2000 and 1999, respectively. The non-qualified defined contribution plan’s net periodic expense was $7.2 million, $9.3 million and $6.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

8.  Income Taxes:

      The Company files a consolidated income tax return with its life and non-life affiliates, except Sagamore Financial Corporation and its subsidiaries.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the income tax expense (benefit) is presented below:

	2000	1999	1998

	($ in millions)

Income tax (benefit) expense:

Current	$81.1	$74.5	$84.9

Deferred	52.7	57.5	18.1

Income tax (benefit) expense before extraordinary item	$133.8	$132.0	$103.0

Extraordinary item	(20.3)	—	—

Total	$113.5	$132.0	$103.0

      Income taxes reported in the consolidated statements of income are different from the amounts determined by multiplying the earnings before income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

	2000	1999	1998

	($ in millions)

Tax at statutory rate	$138.6	$133.9	$103.0

Dividends received deduction	(2.5)	(1.7)	(1.4)

Other	(2.3)	(0.2)	1.4

Income tax expense before extraordinary item	$133.8	$132.0	$103.0

Extraordinary item	(20.3)	—	—

Provision for income taxes	$113.5	$132.0	$103.0

      The Company’s income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

      The components of deferred tax liabilities and assets at December 31, 2000 and 1999 are reported in Accounts Payable and Other Liabilities in the balance sheet and are as follows:

	2000	1999

	($ in millions)

Deferred policy acquisition costs	$163.3	$145.0

Fixed maturities and equity securities	25.3	34.5

Other, net(1)	67.8	56.4

Nonlife subsidiaries	17.2	17.2

Total deferred tax liabilities	273.6	253.1

Policyholder and separate account liabilities	129.7	155.6

Accrued expenses	48.6	50.8

Deferred compensation and benefits	38.2	38.3

Real estate and mortgages	(2.3)	25.3

Total deferred tax assets	214.2	270.0

Net deferred tax (liability) asset	$(59.4)	$16.9

(1)	Includes $10.7 million and $3.8 million at December 31, 2000 and 1999 of deferred taxes relating to net unrealized gains on fixed maturity securities in the AEGON Portfolio (see Note 10).

      The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Leases:

      The Company has entered into various operating lease agreements for office space, furniture and equipment. These leases have remaining non-cancelable lease terms in excess of one year. Total rental expense for these operating leases amounted to $29.7 million in 2000, $29.6 million in 1999, and $24.5 million in 1998. The future minimum rental obligations for the next five years and thereafter under these leases are: $34.3 million for 2001, $33.2 million for 2002, $30.6 million for 2003, $27.6 million for 2004, $25.6 million for 2005, and $154.2 million for the years thereafter.

10.  The Group Pension Transaction:

      On December 31, 1993 (the “Group Pension Transaction Date”), the Company entered into an agreement (the “Agreement”) with AEGON USA, Inc. (“AEGON”) under which the Company transferred a substantial portion of its group pension business (hereafter referred to as the “Group Pension Transaction”), including its full service group pension contracts, consisting primarily of tax-deferred annuity, 401(k) and managed funds lines of business, to AEGON’s wholly-owned subsidiary, AUSA Life Insurance Company, Inc. (“AUSA”). The Company also transferred to AUSA the corporate infrastructure supporting the group pension business, including data processing systems, facilities and regional offices. AUSA was newly formed by AEGON solely for the purpose of facilitating this transaction. In connection with the transaction, the Company and AEGON have entered into certain service agreements. These agreements, among other things, provide that the Company will continue to manage the transferred assets, and that AUSA will continue to provide certain administrative services to the Company’s remaining group pension contracts not included in the transfer.

      Pursuant to the Agreement, MONY agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the “Notes”). The Series A Notes pay interest at 6.44 percent per annum and the Series B Notes pay interest at 6.24 percent per annum. Both the Series A Notes and the Series B Notes mature on December 31, 2002. MONY’s investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

      In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the Existing Deposits. Accordingly, the Company continues to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction.” In addition, the Company reports in its GAAP earnings the profits from the Existing Deposits as discussed below.

      Pursuant to the Agreement, MONY receives from AUSA (i) payments on an annual basis through December 31, 2002 (the “Group Pension Payments”) equal to all of the earnings from the Existing Deposits, (ii) a final payment (the “Final Value Payment”) at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the “New Business Growth Payment”) at December 31, 2002 based on new business growth subsequent to the Transaction Date. However, the level of new business growth necessary for MONY to receive the New Business Growth Payment makes it unlikely that MONY will ever receive any such payment.

      With respect to the Group Pension Payments, the annual results from the Existing Deposits are measured on a basis in accordance with the Agreement (such basis hereafter referred to as the “Earnings Formula”) which is substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities are only recognized when such securities are designated with an NAIC rating of “6”, and (ii) no impairment losses are recognized on mortgage loans until such loans are disposed of or at the time, and in the calculation, of the Final Value Payment.

      Earnings which emerge from the Existing Deposits pursuant to the application of the Earnings Formula are recorded in the Company’s financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis entirely in accordance with GAAP (such earnings hereafter referred to as the “Group Pension Profits”). Losses which arise from the application of the Earnings Formula for any annual period will be reflected in the Company’s results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which the Company is at risk (as described below), which at any time is equal to the then outstanding principal amount of the Series A Notes.

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

      For the years ended December 31, 2000, 1999 and 1998, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $26.9 million, $35.7 million, and $49.8 million, respectively, and the Company

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded Group Pension Profits of $37.1 million, $63.0 million and $56.8 million, respectively. In addition, the Company earned $12.8 million, $12.8 million, and $12.8 million of interest income on the Notes during the aforementioned years.

      The following sets forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the Existing Deposits in the Group Pension Transaction (such assets hereafter referred to as the “AEGON Portfolio”), (ii) the transferred separate account assets and liabilities, and (iii) the components of revenue and expense comprising the Group Pension Profits:

	As of December 31,

	2000	1999

	($ in millions)

Assets:
General Account

Fixed maturities: available for sale, at estimated fair value (amortized cost; $1,420.8 and $1,532.4, respectively)	$1,419.0	$1,510.0

Mortgage loans on real estate	47.5	98.5

Real estate to be disposed of	—	16.8

Cash and cash equivalents	18.5	25.3

Accrued investment income	26.0	26.5

Total general account assets	1,511.0	1,677.1

Separate account assets	3,416.7	3,432.7

Total assets	$4,927.7	$5,109.8

Liabilities:
General Account(1)

Policyholders’ account balances	$1,468.1	$1,645.7

Other liabilities	12.2	20.7

Total general account liabilities	1,480.3	1,666.4

Separate account liabilities(2)	3,416.7	3,432.7

Total liabilities	$4,897.0	$5,099.1

(1)	Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $74.2 million and $88.9 million as of December 31, 2000 and 1999, respectively.

(2)	Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $14.7 million and $20.3 million as of December 31, 2000 and 1999, respectively.

	For the Year Ended December 31,

	2000	1999	1998

	($ in millions)

Revenues:

Product policy fees	$26.3	$24.0	$23.3

Net investment income	113.5	128.4	154.7

Net realized gains on investments	(1.2)	18.9	7.2

Total revenues	138.6	171.3	185.2

Benefits and Expenses:

Interest credited to policyholders’ account balances	84.6	88.4	108.7

Other operating costs and expenses	16.9	19.9	19.7

Total benefits and expenses	101.5	108.3	128.4

Group Pension Profits	$37.1	$63.0	$56.8

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Maturity Securities

      At December 31, 2000 and 1999, there were $2.4 million and $0.0 million of fixed maturity securities in the AEGON Portfolio deemed to have other than temporary impairments in value. In addition, there were no fixed maturity securities at such dates which have been non-income producing for the preceding twelve months.

      At December 31, 2000 and 1999, there were $2.4 million and $0.0 million of problem fixed maturities (as hereafter defined — see Note 12) held in the AEGON Portfolio. In addition, at such dates the carrying value of potential problem fixed maturities held in the AEGON Portfolio were $0.0 million and $3.7 million. Also, none of the fixed maturity securities held in the AEGON Portfolio at December 31, 2000 and 1999 or prior thereto had been restructured.

      The amortized cost and estimated fair value of fixed maturity securities held in the AEGON Portfolio, by contractual maturity dates, (excluding scheduled sinking funds), as of December 31, 2000 are as follows:

	Amortized	Estimated
	Cost	Fair Value

	($ in millions)

Due in one year or less	$175.0	$175.4

Due after one year through five years	841.5	838.3

Due after five years through ten years	146.6	148.7

Due after ten years	26.5	26.7

Subtotal	1,189.6	1,189.1

Mortgage and asset backed securities	231.2	229.9

Total	$1,420.8	$1,419.0

      Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      The percentage of fixed maturities with a credit quality of Aaa, Aa or A was 72.6% and 73.0% at December 31, 2000 and 1999, respectively. The percentage of fixed maturities rated Baa was 24.5% and 24.6% at December 31, 2000 and 1999, respectively. The percentage of fixed maturities that were below Investment Grade was 2.9% and 2.4% at December 31, 2000 and 1999, respectively. There were no fixed maturities in or near default.

      The net change in unrealized investment gains (losses) represents the only component of other comprehensive income generated by the AEGON Portfolio for the years ended December 31, 2000, 1999, 1998 and prior thereto. The net change in unrealized investment gains (losses) was $25.7 million, $(77.9) million and $(4.0) million for the years ended December 31, 2000, 1999 and 1998, respectively (see Note 11):

  Mortgage Loans on Real Estate

      Mortgage loans on real estate in the AEGON Portfolio at December 31, 2000 and 1999 consist of the following:

	As of December 31,

	2000	1999

	($ in millions)

Mortgage loans	$50.0	$102.8

Valuation allowances	(2.5)	(4.3)

Mortgage loans, net of valuation allowance	$47.5	$98.5

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An analysis of the valuation allowances with respect to the AEGON Portfolio for 2000, 1999 and 1998 is as follows:

	For the Year Ended
	December 31,

	2000	1999	1998

	($ in millions)

Balance, beginning of year	$4.3	$16.0	$13.6

Increase (decrease) in allowance	0.2	(6.7)	2.9

Reduction due to pay downs and pay offs	(2.0)	(1.0)	(0.5)

Transfers to real estate	0.0	(4.0)	—

Balance, end of year	$2.5	$4.3	$16.0

      Impaired mortgage loans along with related valuation allowances with respect to the AEGON Portfolio at December 31, 2000, 1999 and 1998 are as follows:

	As of December 31,

	2000	1999	1998

	($ in millions)

Investment in impaired mortgage loans (before valuation allowances):

Loans that have valuation allowances	$19.1	$34.3	$71.1

Loans that do not have valuation allowances	—	4.4	4.4

Subtotal	19.1	38.7	75.5

Valuation allowances	(1.8)	(2.7)	(11.4)

Impaired mortgage loans, net of valuation allowances	$17.3	$36.0	$64.1

      Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans.

      During the years ended December 31, 2000 and 1999, the average recorded investment in impaired mortgage loans with respect to the AEGON Portfolio was approximately $26.7 million, and $50.0 million, respectively. For the years ended December 31, 2000, 1999, and 1998 approximately $2.1 million, $2.9 million, and $4.5 million, respectively, of interest income on impaired loans with respect to the AEGON Portfolio was earned.

      At December 31, 2000 and 1999, there were no mortgage loans which were non-income producing for the twelve months preceding such dates with respect to the AEGON Portfolio.

      At December 31, 2000 and 1999 the AEGON Portfolio held restructured mortgage loans of $15.3 million and $36.0 million, respectively. Interest income of $1.6 million, $2.9 million, and $4.0 million was recognized on restructured mortgage loans for the years ended December 31, 2000, 1999, and 1998, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.5 million, $3.9 million, and $6.9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

      The following table presents the maturity distribution of mortgage loans held in the AEGON Portfolio as of December 31, 2000 ($ in millions):

	December 31, 2000

	Carrying	% of
	Value	Total

Due in one year or less	$13.3	28.1%

Due after one year through five years	17.2	36.2

Due after five years through ten years	17.0	35.7

Total	$47.5	100.0%

      Total problem, potential problem and restructured commercial mortgages as a percentage of commercial mortgages were 36.4%, 36.6% and 29.9% at December 31, 2000, 1999 and 1998, respectively. Total valuation allowances as a percentage of problem, potential problem and restructured commercial mortgages at carrying value before valuation allowances were 9.4%, 7.0% and 15.1% as of December 31, 2000, 1999 and 1998, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.               Investment Income, Realized and Unrealized Investment Gains (Losses), and Comprehensive Income:

      Net investment income for the years ended December 31, 2000, 1999 and 1998 was derived from the following sources:

	2000	1999	1998

	($ in millions)

Net Investment Income

Fixed maturities	$235.3	$226.1	$418.1

Equity securities	239.4	194.2	53.6

Mortgage loans	98.6	87.1	118.7

Real estate	19.1	34.1	44.4

Policy loans	5.1	4.4	72.5

Other investments (including cash and short-term)	30.0	16.7	23.9

Total investment income	627.5	562.6	731.2

Investment expenses	45.1	35.4	42.1

Net investment income	$582.4	$527.2	$689.1

      Net realized gains (losses) on investments for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

	2000	1999	1998

	($ in millions)

Net Realized Gains (Losses) on Investments

Fixed maturities	$(11.4)	$(8.5)	$8.3

Equity securities	21.5	76.0	6.9

Mortgage loans	11.7	(2.2)	5.4

Real estate	23.0	52.1	127.6

Other investments assets	(0.3)	4.8	20.5

Net realized gains on investments	$44.5	$122.2	$168.7

      Following is a summary of the change in unrealized investment gains (losses), net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 4), which are reflected in Accumulated Other Comprehensive Income for the periods presented. The net change in unrealized investment gains (losses) and the change in the Company’s minimum pension liability represent the only components of other comprehensive income for the years ended December 31, 2000, 1999 and 1998 as presented below:

	2000	1999	1998

	($ in millions)

Other Comprehensive Income

Change in unrealized gains (losses):

Fixed maturities	$196.7	$(458.9)	$66.8

Equity securities	(59.9)	(25.3)	24.2

Other	0.0	(3.6)	(1.8)

Subtotal	136.8	(487.8)	89.2

AEGON Portfolio (See Note 10)	20.6	(77.9)	(4.0)

Subtotal	157.4	(565.7)	85.2

Effect on unrealized gains (losses) on investments attributable to:

DAC	(93.1)	241.6	(6.7)

Deferred federal income taxes	(20.6)	114.1	(28.4)

Net unrealized gains and DAC transferred to the Closed Block	2.5	28.2	(18.7)

Change in unrealized gains (losses) on investments, net	46.2	(181.8)	31.4

Minimum pension liability adjustment (See Note 7)	(3.8)	—	2.9

Other comprehensive income	$42.4	$(181.8)	$34.3

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the reclassification adjustments required for the years ended December 31, 2000, 1999, and 1998 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2000	1999	1998

	($ in millions)

Reclassification Adjustments

Unrealized gains (losses) on investments arising during period	$48.7	$(135.3)	$39.3

Reclassification adjustment for gains included in net income	(6.2)	(46.5)	(7.9)

Unrealized gains (losses) on investments, net of reclassification adjustments	$42.5	$(181.8)	$31.4

      Unrealized gains (losses) on investments, (excluding net unrealized gains (losses) and DAC on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2000, 1999 and 1998 are net of income tax expense (benefit) of $17.2 million, $(139.2) million, and $24.1 million, respectively, and $(95.5) million, $242.0 million, and $0.8 million, respectively, relating to the effect of such unrealized gains (losses) on DAC.

      Reclassification adjustments, (excluding net unrealized gains (losses) and DAC on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2000, 1999 and 1998 are net of income tax expense of $3.3 million, $25.1 million and $4.3 million, respectively, and $2.5 million, $(0.4) million and $(7.5) million, respectively, relating to the effect of such amounts on DAC.

12.  Fixed Maturity and Equity Securities:

  Fixed Maturity Securities Available-for-Sale:

      The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2000 and 1999 are as follows:

			Gross		Gross
	Amortized		Unrealized		Unrealized		Estimated
	Cost		Gains		Losses		Fair Value

	2000	1999	2000	1999	2000	1999	2000	1999

	($ in millions)

US Treasury securities and Obligations of US Government agencies	$97.1	$110.1	$4.2	$—	$0.1	$3.2	$101.2	$106.9

Collateralized mortgage obligations:

Government agency-backed	117.9	147.2	1.2	0.5	0.4	2.1	118.7	145.6

Non-agency backed	101.2	101.0	2.9	0.9	—	2.0	104.1	99.9

Other asset-backed securities:

Government agency-backed	14.7	16.4	0.5	0.3	0.1	0.2	15.1	16.5

Non-agency backed	300.4	402.2	4.5	1.5	5.3	13.0	299.6	390.7

Foreign governments	28.5	20.9	1.5	3.7	0.5	0.2	29.5	24.4

Utilities	277.9	347.3	5.7	2.6	5.8	14.4	277.8	335.5

Corporate bonds	2,201.8	1,995.5	31.6	9.4	55.4	78.4	2,178.0	1,926.5

Total bonds	3,139.5	3,140.6	52.1	18.9	67.6	113.5	3,124.0	3,046.0

Redeemable preferred stocks	27.4	22.4	—	—	1.6	1.7	25.8	20.7

Total	$3,166.9	$3,163.0	$52.1	$18.9	$69.2	$115.2	$3,149.8	$3,066.7

      The carrying value of the Company’s fixed maturity securities at December 31, 2000 and 1999 is net of adjustments for impairments in value deemed to be other than temporary of $15.1 million and $16.2 million, respectively.

      At December 31, 2000 and 1999, there was $0.2 million and $1.6 million, respectively of fixed maturity securities which had been non-income producing for the twelve months preceding such dates.

      The Company classifies fixed maturity securities which (i) are in default as to principal or interest payments, or (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or (iv) are deemed to have other than temporary impairments to value as “problem fixed maturity securities.” At December 31, 2000 and 1999, the carrying value of problem fixed maturities held by the Company were $42.4 million and $33.9 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2000 and 1999, the carrying value of potential problem fixed maturities held by the Company was $2.7 million and $12.4

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, respectively. In addition, at December 31, 2000 and 1999, the Company held $0.0 million and $0.0 million of fixed maturity securities which had been restructured. Gross interest income that would have been recorded in accordance with the original terms of restructured fixed maturity securities amounted to $0.0 million and $0.0 million for the years ended December 31, 2000 and 1999, respectively. Gross interest income on these fixed maturity securities included in net investment income aggregated $0.0 million and $0.0 million for the years ended December 31, 2000 and 1999, respectively.

      The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2000, are as follows:

	2000

	Amortized	Estimated
	Cost	Fair Value

	($ in millions)

Due in one year or less	$12.1	$12.1

Due after one year through five years	595.2	594.2

Due after five years through ten years	1,271.2	1,264.5

Due after ten years	646.2	629.8

Subtotal	2,524.7	2,500.6

Mortgage- and asset-backed securities	642.2	649.2

Total	$3,166.9	$3,149.8

      Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Proceeds from sales of fixed maturity securities including those in the Closed Block during 2000, 1999 and 1998 were $441.3 million, $632.8 million and $396.9 million, respectively. Gross gains of $7.2 million, $6.9 million, and $10.6 million and gross losses of $16.3 million, $19.4 million, and $2.9 million were realized on these sales, respectively.

  Equity Securities

      The cost, gross unrealized gains and losses, and estimated fair value of marketable and nonmarketable equity securities at December 31, 2000 and 1999 are as follows:

			Gross		Gross		Estimated
			Unrealized		Unrealized		Fair
	Cost		Gains		Losses		Value

	2000	1999	2000	1999	2000	1999	2000	1999

	($ in millions)

Marketable equity securities	$40.1	$217.5	$6.7	$63.3	$2.2	$9.3	$44.6	$271.5

Nonmarketable equity securities	226.2	178.5	63.6	84.4	5.8	14.6	284.0	248.3

	$266.3	$396.0	$70.3	$147.7	$8.0	$23.9	$328.6	$519.8

      Proceeds from sales of equity securities during 2000, 1999 and 1998 were $499.2 million, $302.7 million and $165.0 million, respectively. Gross gains of $81.2 million, $90.0 million, and $24.4 million and gross losses of $57.8 million, $12.4 million, and $17.2 million were realized on these sales, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Mortgage Loans On Real Estate and Real Estate:

      Mortgage loans on real estate at December 31, 2000 and 1999 consist of the following:

	2000	1999

	($ in millions)

Commercial mortgage loans	$943.6	$777.8

Agricultural and other loans	262.4	515.6

Total loans	1,206.0	1,293.4

Less: valuation allowances	(17.3)	(23.0)

Mortgage loans, net of valuation allowances	$1,188.7	$1,270.4

      An analysis of the valuation allowances for 2000, 1999 and 1998 is as follows:

	2000	1999	1998

	($ in millions)

Balance, beginning of year	$23.0	$23.2	$54.9

(Decrease)/Increase in allowance	(5.5)	3.2	11.9

Reduction due to pay downs and pay offs	(0.2)	(1.2)	(16.0)

Transfers to real estate	—	(2.2)	(4.0)

Transfers to the Closed Block	—	—	(23.6)

Balance, end of year	$17.3	$23.0	$23.2

      Impaired mortgage loans along with related valuation allowances as of December 31, 2000 and 1999 were as follows:

	2000	1999

	($ in millions)

Investment in impaired mortgage loans (before valuation allowances):

Loans that have valuation allowances	$61.0	$109.1

Loans that do not have valuation allowances	44.5	30.1

Subtotal	105.5	139.2

Valuation allowances	(6.5)	(17.5)

Impaired mortgage loans, net of valuation allowances	$99.0	$121.7

      Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans or loans on which impairment writedowns were taken prior to the adoption of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

      During 2000 and 1999, the average recorded investment in impaired mortgage loans was approximately $219.0 million and $262.6 million, respectively including Closed Block mortgages. During 2000, 1999, and 1998, the Company recognized $19.5 million, $19.8 million, and $24.2 million, respectively, of interest income on impaired loans (see Note 20.)

      At December 31, 2000 and 1999, the carrying values of mortgage loans which were non-income producing for the twelve months preceding such dates were $13.3 million and $21.0 million, respectively.

      At December 31, 2000 and 1999, the Company had restructured mortgage loans of $68.7 million (excluding the Closed Block) and $100.1 million, respectively. Interest income of $5.5 million, $6.3 million and $13.0 million was recognized on restructured mortgage loans in 2000, 1999, and 1998, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $7.5 million, $11.6 million, and $18.1 million in 2000, 1999 and 1998, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s real estate at December 31, 2000 and 1999:

	As of December 31,

	2000	1999

	($ in millions)

Real estate to be disposed of(1)	$196.0	$375.6

Impairment writedowns	(20.2)	(52.7)

Valuation allowance	(4.5)	(22.0)

Carrying value of real estate to be disposed of	$171.3	$300.9

Real estate held for investment(2)	$51.5	$57.0

Impairment writedowns	(10.8)	(10.8)

Carrying value of real estate held for income production	$40.7	$46.2

Total real estate	$212.0	$347.1

(1)	Amounts presented as of December 31, 2000 and 1999 are net of $16.6 million and $42.1 million, respectively, relating to impairments taken upon foreclosure of mortgage loans.

(2)	Amounts presented as of December 31, 2000 and 1999 are net of $5.9 million and $5.9 million, respectively, relating to impairments taken upon foreclosure of mortgage loans.

      An analysis of the valuation allowances relating to real estate classified as to be disposed of for the years ended December 31, 2000, 1999 and 1998 is as follows:

	2000	1999	1998

	($ in millions)

Balance, beginning of year	$22.0	$30.6	$82.7

Increase due to transfers of properties to real estate to be disposed of during the year	0.5	11.0	1.7

Increases (decreases) in valuation allowances from the end of the prior period on properties to be disposed of	0.2	1.1	5.0

Decrease as a result of transfers of valuation allowances to held for income production	—	—	(13.5)

Decrease as a result of sale	(18.2)	(20.7)	(45.3)

Balance, end of year	$4.5	$22.0	$30.6

      Real estate is net of accumulated depreciation of $86.0 million and $138.6 million for 2000 and 1999, respectively, and depreciation expense recorded was $2.2 million, $8.5 million and $26.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      At December 31, 2000 and 1999, the carrying value of real estate which was non-income producing for the twelve months preceding such dates was $14.9 million and $16.9 million, respectively. Approximately 57.7% of such real estate at December 31, 2000 consisted of land and the balance consisted of vacant buildings.

      The carrying value of impaired real estate as of December 31, 2000 and 1999 was $29.4 million and $84.2 million, respectively. The depreciated cost of such real estate as of December 31, 2000 and 1999 was $60.4 million and $147.7 million before impairment writedowns of $31.0 million and $63.5 million, respectively. The aforementioned impairments occurred primarily as a result of low occupancy levels and other market related factors. Losses recorded during 2000, 1999, and 1998 related to impaired real estate aggregated $0.0 million, $0.0 million, and $5.9 million, respectively, and are included as a component of net realized gains on investments. Substantially all impaired real estate is allocated to the Protection Products segment.

14.  Estimated Fair Value of Financial Instruments:

      The estimated fair values of the Company’s financial instruments approximate their carrying amounts except for long-term debt as described below. The methods and assumptions utilized in estimating the fair values of the Company’s financial instruments are summarized as follows:

  Fixed Maturities and Equity Securities

      The estimated fair values of fixed maturity securities are based upon quoted market prices, where available. The fair values of fixed maturity securities not actively traded and other non-publicly traded securities are estimated using values

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments. Equity securities primarily consist of investments in common stocks and limited partnership interests. The fair values of the Company’s investment in common stocks are determined based on quoted market prices, where available. The fair value of the Company’s investments in limited partnership interests are based on amounts reported by such partnerships to the Company.

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

  Long-term Debt

      The fair value of long-term debt at December 31, 2000 was $603.3 million and is determined based on contractual cash flows discounted at market rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate which takes into account the level of current market interest rates and collateral risk.

  Separate Account Assets and Liabilities

      The estimated fair value of assets held in Separate Accounts is based on quoted market prices. The fair value of liabilities related to Separate Accounts is the amount payable on demand, which includes surrender charges.

  Investment-Type Contracts

      The fair values of annuities are based on estimates of the value of payments available upon full surrender. The fair values of the Company’s liabilities under guaranteed investment contracts are estimated by discounting expected cash outflows using interest rates currently offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

15.  Reinsurance:

      Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts except for the level term product which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

      The Company has entered into coinsurance agreements with other insurers related to a portion of its extended term insurance, guaranteed interest contract and long-term disability claim liabilities and reinsures approximately 50% of its block of paid-up life insurance policies.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the effect of reinsurance for the years indicated:

	2000	1999	1998

	($ in millions)

Direct premiums (includes $70.9, $74.4 and $78.4 of accident and health premiums for 2000, 1999, and 1998, respectively)	$204.4	$181.6	$728.7

Reinsurance assumed	5.3	5.0	5.3

Reinsurance ceded (includes $(70.4), $(73.8), and $(78.2) of accident and health premiums for 2000, 1999, and 1998, respectively)	(91.6)	(90.3)	(112.3)

Net premiums(1)	$118.1	$96.3	$621.7

Universal life and investment type product policy fee income ceded	$23.1	$14.4	$8.9

Policyholders’ benefits ceded(2)	$79.2	$82.2	$107.3

Interest credited to policyholders’ account balances ceded	$3.6	$4.5	$6.5

(1)	Excludes Closed Block direct premiums of $601.6 and $639.9 and reinsurance ceded of $19.2 and $19.0 at December 31, 2000 and 1999, respectively.

(2)	Excludes $28.7 million of Closed Block benefits ceded at December 31, 2000.

      The Company is contingently liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

16.  Debt:

      The Company’s debt at December 31, 2000 and 1999 consists of the following:

	2000	1999

	($ in millions)

Surplus notes	$2.0	$240.0

Real estate mortgage encumbrances	52.3	58.8

Senior Notes	569.1	—

	$623.4	$298.8

  Surplus Notes

      On December 31, 1997, the Company issued the MONY Notes in connection with the Investment Agreement (see Note 2). The MONY Notes have a face amount of $115.0 million, a coupon rate of interest of 9.5% per annum, and mature on December 30, 2012. Interest on the MONY Notes is payable semi-annually and principal is payable at maturity. Payment of interest on the MONY Notes may only be made upon the prior approval of the New York State Superintendent of Insurance. For each of the years in the period ended December 31, 2000, 1999 and 1998, the Company recorded interest expense of $2.1 million, $10.9 million and $10.9 million related the MONY Notes, respectively.

      On August 15, 1994, the Company issued Surplus Notes due August 15, 2024 with a face amount of $125.0 million. The notes were issued at a discount of approximately 42.1% from the principal amount payable at maturity, resulting in net proceeds after issuance expenses of approximately $70.0 million. The amount of such original issue discount represents a yield of 11.25% per annum for the period from August 15, 1994 until August 15, 1999. Interest on the notes did not accrue until August 15, 1999; thereafter, interest on the notes is scheduled to be paid on February 15 and August 15 of each year, commencing February 15, 2000, at a rate of 11.25% per annum. The Company amortizes the discount using the interest method. The Company recorded interest expense (including discount accretion) of $3.1 million, $13.5 million and $12.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Payment of interest on the Surplus Notes may only be made upon the prior approval of the New York State Superintendent of Insurance.

      On January 12, 2000, the Holding Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register certain securities. This registration, known as a “Shelf Registration”, provides the Company with the ability to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. It is the

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intention of the Company to use this facility to raise proceeds for mergers and acquisitions and for other general corporate matters, as it considers necessary.

      On March 8, 2000, the Holding Company issued $300.0 million principal amount of senior notes (the “$300 million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $300 million Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the $300 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the $300 million Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the Holding Company to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the “9.5% Notes” and “11.25% Notes”, respectively), which were outstanding at December 31, 1999. The balance of the net proceeds from the issuance of the Senior Notes was retained by the Holding Company for general corporate purposes. In the third quarter of 2000, the Company repurchased another $6.5 million face amount of the 11.25% notes.

      As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded a pre-tax tax loss of $58.1 million ($37.7 million after tax) during 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company’s books at the date of the transaction of approximately $7.0 million and $51.1 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company’s income statement for the year ended December 31, 2000.

      On December 7, 2000, The MONY Group Inc. issued $275 million principal amount of senior notes (the “$275 million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $275 million Senior Notes mature on December 15, 2005 and bear interest at 7.45% per annum. The principal amount of the $275 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds, after deducting underwriting commissions and other expenses were used to fund the acquisition of Advest. See Note 4 — Extraordinary Items.

  Real Estate Mortgage Encumbrances

      The Company has one mortgage loan on one of its estate properties. The interest rates in this loan is 8.85% and the loan matures in June 2001, with the option to extend the maturity. For the years ended December 31, 2000, 1999 and 1998, interest expense on mortgage loans aggregated $5.3 million, $5.0 million, and $9.0 million, respectively.

  Other

      During 1989, the Company entered into a transaction which is accounted for as a financing arrangement involving certain real estate properties held for investment. Pursuant to the terms of the agreement, the Company effectively pledged the real estate properties as collateral for a loan of approximately $35.0 million bearing simple interest at a rate of 8% per annum. The remaining obligation of $44.1 was paid in full on December 1, 1999. Interest expense on the obligation of $0.0 million, $3.4 million and $3.1 million, is reflected in Other Operating Costs and Expenses on the statements of income for the years ended December 31, 2000, 1999 and 1998 respectively.

      In 1988, the Company financed one of its real estate properties under a sales/leaseback arrangement. The facility was sold for $66.0 million, $56.0 million of which was in the form of an interest bearing note receivable and $10.0 million in cash. The note was originally due January 1, 2009, however, on December 1, 1999, the remaining balance of the interest bearing note of $44.2 was paid in full as part of the sale of the property to a third party. The transaction continues to be accounted for as a sale/leaseback arrangement, with the proceeds received from the sale, amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.4 million in 2001, $7.6 million in 2002, $7.7 million in 2003, $7.9 million in 2004, $8.0 million in 2005 and $25.1 million for 2006 and thereafter. The Company has the option to renew the lease at the end of the lease term.

      Aggregate contractual debt service payments on the Company’s debt at December 31, 2000 for 2001 and the succeeding four years are $46.6 million, $45.8 million, $45.8 million, $45.8 million and $320.8 million, respectively, and $417.4 million thereafter.

17.  Off-Balance Sheet Risk and Concentration of Credit Risk:

  Financial Instruments with Off-Balance Sheet Risk:

      Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2000 and 1999, securities loaned by the Company under this

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement had a fair value of approximately $160.9 million and $61.5 million, respectively. The minimum collateral on securities loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

  Concentration of Credit Risk:

      At December 31, 2000 and 1999, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 1.0% and 0.5%, respectively, of total cash and invested assets.

      The Company’s fixed maturity securities are diversified by industry type. The industries that comprise 10% or more of the carrying value of the fixed maturity securities at December 31, 2000 are Consumer goods of $555.5 million (17.6%), Non-Government Asset/ Mortgage Backed of $470.1 million (14.9%), and Public Utilities of $325.4 million (10.3%).

      At December 31, 1999 the industries that comprise 10% or more of the carrying value of the fixed maturity securities were Non-Government Asset/ Mortgage-Backed of $490.6 million (16.0%), Consumer Goods and Services of $462.0 million (15.1%), Public Utilities of $335.5 million (10.9%), Other Manufacturing of $305.4 million (10.0%).

      The Company holds below investment grade fixed maturity securities with a carrying value of $390.7 million at December 31, 2000. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 1999, the carrying value of the Company’s investments in below investment grade fixed maturity securities amounted to $308.3 million.

      The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2000 and 1999 are as follows:

	2000

			1999

	) in millions
	($

Geographic Region

Mountain	$331.5	23.7%	$319.7	19.8%

Southeast	281.1	20.0	307.3	19.0

Midwest	250.9	17.9	290.4	17.9

West	249.5	17.8	323.3	20.0

Northeast	208.6	14.9	234.7	14.5

Southwest	79.1	5.7	142.1	8.8

Total	$1,400.7	100.0%	$1,617.5	100.0%

      The states with the largest concentrations of mortgage loans and real estate investments at December 31, 2000 are: Arizona, $170.5 million (12.2%); New York $134.1 million (9.6%); California, $130.2 million (9.3%); Minnesota, $80.2 million (5.7%); Georgia, $71.7 million (5.1%); and Washington D.C, $70.9 million (5.1%); Colorado, $70.2 million (5.0%).

      As of December 31, 2000 and 1999, the real estate and mortgage loan portfolio was also diversified as follows:

	2000

			1999

	) in millions
	($

Property Type:

Office buildings	$532.8	38.0%	$610.2	37.7%

Agricultural	260.8	18.6	510.1	31.5

Hotel	232.5	16.6	182.4	11.3

Retail	110.6	7.9	112.6	7.0

Other	93.8	6.8	95.6	5.9

Industrial	87.3	6.2	77.0	4.8

Apartment buildings	82.9	5.9	29.6	1.8

Total	$1,400.7	100.0%	$1,617.5	100.0%

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Commitments and Contingencies:

      Since late 1995 a number of purported class actions have been commenced in various state and federal courts against the Company alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (e.g., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has denied any wrongdoing and has asserted numerous affirmative defenses.

      On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by the Company that was allegedly sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, the Company filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

      On October 21, 1997, the New York State Supreme Court granted MONY’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. The Company intends to defend itself vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on the Company.

      On November 16, 1999, The MONY Group and MONY Life were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in-force life insurance policies issued by MONY Life as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance, Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the plan of demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the Plan to preserve reasonable dividend expectations of the closed block, and (ii) the Company violated Section 7312 by failing to develop and submit to the Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the Superintendent’s order approving the plan of demutualization and/or directing the Superintendent to order the Company to increase the assets in the closed block, as well as unspecified monetary damages, attorneys’ fees and other relief.

      In early January 2000, the Company and the Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdictional, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those plaintiffs’ counsel offered voluntarily to dismiss their complaint, and a stipulation and order to that effect was thereafter filed and approved by the court.

      On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differs from the complaint previously filed in federal court in two primary respects. First, it no longer asserts a claim for damages against the Superintendent, nor does its prayer for relief seek entry of an order vacating or modifying the Superintendent’s decision or requiring the Superintendent to direct the Company to place additional assets into the closed block. Rather, it seeks an accounting and an order from the Court directing the Company to transfer additional assets to the closed block.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Second, the new complaint contains claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claim violated both the Insurance Law and the Company’s fiduciary duties).

      In order to challenge successfully the New York Superintendent’s approval of the plan, plaintiffs would have to sustain the burden of showing that such approval was arbitrary and capricious or an abuse of discretion, made in violation of lawful procedures, affected by an error of law or not supported by substantial evidence. In addition, Section 7312 provides that the Company may ask the court to require the challenging party to give security for the reasonable expenses, including attorneys’ fees, which may be incurred by the Company or the Superintendent or for which the Company may become liable, to which security the Company shall have recourse in such amount as the court shall determine upon the termination of the action.

      The Company and the Superintendent have moved to dismiss the state court complaint in its entirety on a variety of grounds. That motion is fully briefed and awaiting decision by the court. The Company believes that there are substantial defenses to plaintiffs’ claims and intends to defend itself vigorously. There can be no assurance, however, that the present litigation will not have a material adverse effect on the Company.

      Insurance companies are subject to assessments, up to statutory limits, by state guaranty funds for losses of policyholders of insolvent insurance companies. In the opinion of management, such assessments will not have a material adverse effect on the consolidated financial position and the results of operations of the Company.

      In addition to the matters discussed above, the Company is involved in various other legal actions and proceeding (some of which involved demands for unspecified damages) in connection with it’s business. In the opinion of management, any additional liabilities for resolution of contingent liabilities, income taxes and other matters beyond that recorded in the consolidated financial statements as of December 31, 2000 will not have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2000, the total reserve for such litigation, which is reflected in Accounts Payable and Other Liabilities amounted to approximately $35.4 million.

      At December 31, 2000, the Company had commitments to contribute capital to its equity partnership investments of $108.0 million, and commitments of $18.8 million to purchase private fixed maturity securities with interest rates ranging from 10.0% to 11.2%.

      At December 31, 2000, the Company had commitments to issue $4.1 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.55% to 8.70%. In addition, the Company had commitments to issue $85.7 million of fixed rate and floating rate commercial mortgage loans with interest rates ranging from 7.75% to 9.40%.

      The Company had commitments outstanding to purchase private fixed and floating rate fixed maturity securities as of December 31, 2000 of $18.8 million with interest rates from 10.00% to 11.20%. At December 31, 2000, the Company had commitments to contribute capital to its equity partnership investments of $108.0 million.

      In addition, the Company maintains a bank line of credit facility with domestic banks aggregating $150.0 million, with a scheduled renewal date in September 2001. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company’s $150.0 million commercial paper program which was activated in the third quarter of 2000. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of December 31, 2000.

19.  Statutory Financial Information and Regulatory Risk-Based Capital

      The combined statutory net income reported by the Company for the years ended December 31, 2000, 1999, and 1998 was $199.3 million, $131.0 million, and $9.7 million, respectively. The combined statutory surplus of the Company as of December 31, 2000 and 1999 was $1,154.8 million and $1,067.1 million respectively.

      In March 2000, the National Association of Insurance Commissioners (“NAIC”) adopted Codification. Codification represents a new statutory accounting framework that has resulted in substantive changes to the 2001 NAIC Accounting Practices and Procedures Manual. This new framework must be applied in preparing statutory basis financial statements for all periods subsequent to December 31, 2000. In addition, the use of permitted practices is still allowed, however, any accounting differences from codified accounting principles must be disclosed and quantified in the footnotes to audited statutory financial statements and in the Annual Reports filed by insurance companies with the various state insurance departments.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2000, MONY Life’s state of domicile, New York, adopted codification with certain exceptions and in April, 2000 the state of domicile for MONY Life’s wholly owned subsidiary, MONY Life Insurance Company of America (“MLOA”), adopted Codification in its entirety.

      Management has determined that the effect of applying codified accounting principles will not be material to the statutory net income and surplus of MONY Life and MLOA.

      Each insurance company’s state of domicile imposes minimum risk-based capital requirements. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company’s insurance subsidiaries exceed the minimum risk based capital requirements.

      As part of their routine regulatory oversight, the Department completed an examination of MONY for each of the five years in the period ended December 31, 1996, and the Arizona State Insurance Department recently completed an examination of MONY’s wholly owned life insurance subsidiary, MONY Life Insurance Company of America (“MLOA”), for each of the three years in the period ended December 31, 1996. The reports did not cite any matter which would result in a material effect on the Company’s financial condition or results of operations. The Arizona State Insurance Department is currently conducting its examination of MLOA for each of the three years in the period ended December 31, 1999.

20.  Closed Block — Summary Financial Information

      Summarized financial information of the Closed Block as of and for the years ended December 31, 2000 and 1999 and for the period from November 16, 1998 (date of establishment of the Closed Block) through December 31, 1998 is presented below.

	December 31,	December 31,
	2000	1999

	($ in millions)

Assets:

Fixed Maturities:

Available for sale, at estimated fair value (amortized cost, $3,535.8 and $3,423.0)	$3,543.1	$3,479.5

Mortgage loans on real estate	566.0	443.0

Policy loans	1,183.9	1,199.1

Real estate to be disposed of	—	22.1

Other invested assets	0.7	—

Cash and cash equivalents	167.8	111.3

Premiums receivable	13.6	14.2

Deferred policy acquisition costs	552.6	689.9

Other assets	223.5	223.0

Total Closed Block assets	$6,251.2	$6,182.1

Liabilities:

Future policy benefits	$6,826.8	$6,781.5

Policyholders’ account balances	293.3	294.6

Other policyholders’ liabilities	173.5	164.9

Other liabilities	22.2	62.3

Total Closed Block liabilities	$7,315.8	$7,303.3

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			November 16,
	For the	For the	1998
	year ended	year ended	through
	December 31,	December 31,	December 31,
	2000	1999	1998

	($ in millions)

Revenues:

Premiums	$582.4	$620.8	$100.1

Net investment income	395.7	375.1	46.4

Net realized gains (losses) on investments	(7.0)	2.9	2.4

Other Income	2.2	1.4	0.6

Total revenues	973.3	1,000.2	149.5

Benefits and Expenses:

Benefits to policyholders	620.9	640.1	110.0

Interest credited to policyholders’ account balances	8.8	8.9	1.0

Amortization of deferred policy acquisition costs	60.4	67.5	9.0

Dividends to policyholders	232.9	228.8	22.4

Other operating costs and expenses	7.5	10.1	1.6

Total benefits and expenses	930.5	955.4	144.0

Contribution from the Closed Block	$42.8	$44.8	$5.5

      The carrying value of the Closed Block fixed maturity securities at December 31, 2000 and 1999 is net of adjustments for impairment of $12.5 million and $3.0 million, respectively.

      At December 31, 2000 and December 31, 1999, there were $1.4 million and $0.0 million of fixed maturities which have been non-income producing for the twelve months preceding such dates.

      At December 31, 2000 and December 31, 1999, there were problem fixed maturities of $11.8 million and $12.0 million, respectively. At December 31, 2000 and December 31, 1999, there were potential problem fixed maturity securities of $5.9 million and $20.4 million, respectively. There were no fixed maturities which were restructured at December 31, 2000 and 1999.

      The amortized cost and estimated fair value of fixed maturity securities in the Closed Block, by contractual maturity dates, (excluding scheduled sinking funds) as of December 31, 2000 are as follows:

	Amortized	Estimated
	Cost	Fair Value

	($ in millions)

Due in one year or less	$13.7	$13.7

Due after one year through five years	905.1	912.2

Due after five years through ten years	1,483.0	1,486.7

Due after ten years	679.3	675.8

Subtotal	3,081.1	3,088.4

Mortgage and asset-backed-securities	454.7	454.7

	$3,535.8	$3,543.1

      Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Mortgage loans on real estate in the Closed Block at December 31, 2000 and December 31, 1999 consist of the following:

	December 31,	December 31,
	2000	1999

	($ in millions)

Commercial mortgage loans	$529.7	$394.9

Agricultural and other loans	51.1	62.4

Subtotal	580.8	457.3

Less: valuation allowances	14.8	14.3

Mortgage loans, net of valuation allowances	$566.0	$443.0

      An analysis of the valuation allowances for the year ended December 31, 2000 and 1999 is as follows:

	2000	1999

	($ in millions)

Beginning balance	$14.3	$23.6

Increase (decrease) in allowance	0.6	0.4

Reduction due to pay downs and pay offs	(0.1)	—

Transfer to real estate	0.0	(9.7)

Balance, December 31.	$14.8	$14.3

      Impaired mortgage loans along with related valuation allowances were as follows as of December 31, 2000 and December 31, 1999:

	2000	1999

	($ in millions)

Investment in impaired mortgage loans (before valuation allowances):

Loans that have valuation allowances	$71.9	$108.7

Loans that do not have valuation allowances	20.7	20.1

Subtotal	92.6	128.8

Valuation allowances	(16.1)	(25.6)

Impaired mortgage loans, net of valuation allowances	$76.5	$103.2

      Impaired mortgage loans that do not have valuation allowances are loans where the net present value of the expected future cash flows related to the loan or the fair value of the collateral equals or exceeds the recorded investment in the loan. Such loans primarily consist of restructured loans or loans on which impairment writedowns were taken prior to the adoption of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

      For the year ended December 31, 2000, the Closed Block’s average recorded investment in impaired mortgage loans was $89.9 million and the Closed Block recognized $7.9 million of interest income on impaired loans. For the year ended December 31, 1999 the Closed Block’s average recorded investment in impaired mortgage loans was approximately $117.4 million and the Closed Block recognized $11.6 million of interest income on impaired loans.

      At December 31, 2000 and December 31, 1999, there were no mortgage loans in the Closed Block which were non-income producing for the twelve months preceding such dates.

      At December 31, 2000 and December 31, 1999, the Closed Block had restructured mortgage loans of $17.0 million and $43.5 million. Interest income of $1.4 million and $5.0 million was recognized on such loans for the year ended December 31, 2000 and 1999, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.9 million and $5.4 million for the respective periods.

21.  Stock Incentive Plan

      In November 1998, the Company adopted a stock incentive plan (the “SIP”) for employees of the Company and its subsidiaries and certain career sales agents to enable those employees and agents to acquire shares of common stock of the Company. Pursuant to the SIP, the Company, upon approval of the New York State Insurance Department, may grant

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2,361,908 options to acquire common stock, which represents 5 percent of the number of shares of common stock outstanding as of the date of the Company’s initial public offering. Options granted will either be Incentive Stock Options (ISOs) qualifying under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (NQSOs).

      Pursuant to the SIP, ISOs and NQSOs may be granted at a price not less than 100 percent of the fair value of the Company’s common stock as determined on the date of grant. One-third of each ISO and NQSO granted pursuant to the SIP shall become exercisable on each of the first three anniversaries of the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant.

      A summary of the SIP activity for the years ended December 31, 2000 and 1999 is presented below:

		Weighted
	Number of	average
	shares	exercise price

Outstanding, December 31, 1998	—	—

Granted	1,586,400	$30.50

Exercised	—	—

Forfeited, expired or cancelled	(5,100)	$30.50

Outstanding, December 31, 1999	1,581,300	30.50

Granted	202,200	37.51

Exercised	(6,230)	30.50

Forfeited, expired or cancelled	(93,262)	30.50

Outstanding, December 31, 2000	1,684,008	31.34

      As of December 31, 2000 there were 503,826 options exercisable, with an exercise price of $30.50 and a remaining contractual life of 8.9 years.

      At December 31, 2000 there were 1,684,008 options outstanding with exercise prices ranging from $27.06 to $43.44, and a weighted average remaining contractual life of approximately 9 years. Approximately 88% of the options outstanding at December 31, 2000 had an exercise price of $30.50 and a remaining contractual life of approximately 8.9 years. At December 31, 1999, there were 1,581,300 options outstanding with exercise prices of $30.50.

      SFAS 123 “Accounting for Stock-Based Compensation”, issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB  5), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, however, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the accounting prescribed by SFAS 123 had been adopted. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career sales agents do not qualify as employees.

      At the effective date of the initial grants of options pursuant to the SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Pursuant to the requirements of APB 25, the options granted by the Company under the SIP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. With respect to grants of options under the SIP to career sales agents, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS No. 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. Compensation expense related to the option grants to career sales agents in 1999 was immaterial. Compensation expense recognized in the statement of income and comprehensive income related to options granted to career sales agents which were outstanding at December 31, 2000 was $2.1 million for the year ended December 31, 2000.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the net income and net income per share of the Company on a pro forma basis as if the accounting prescribed by SFAS 123 had been applied to the options granted to employees under the SIP and outstanding at December 31, 2000 and 1999:

	December 31,	December 31,
	2000	1999

Net income	$210.4	247.8

Net income per share:

Basic	$4.53	5.25

Diluted	$4.40	5.18

      The fair value of each option outstanding is estimated using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $27.06 to $43.44, dividend yields of 0.91%, expected volatility of 40.40%, interest rate of 5.10%, and expected option terms of ranging from 5.9 years to 6.9 years for both the employee and career sales agent grants. The fair value of options determined using the Black-Scholes pricing model ranged from $22.49 to $28.13 per share at December 31, 2000.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and career sales agent options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

      The unaudited pro forma information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the Transaction been consummated on the date assumed, and does not in any way represent a projection or forecast of the Company’s consolidated results of operations as of any future date or for any future period.

      The pro forma revenues and expenses of the Closed Block for the year ended December 31, 1998, based on certain estimates and assumptions that management believes are reasonable, as if the Closed Block had been established on January 1, 1998, are summarized below ($ in millions):

Premiums	$643.9

Net investment income	373.8

Net realized gains on investments	10.2

Other income	1.9

Total revenues	1,029.8

Benefits to policyholders	665.4

Interest credited to policyholders’ account balances	8.7

Amortization of deferred policy acquisition costs	78.8

Dividends to policyholders	214.9

Other operating costs and expenses	9.8

Total benefits and expenses	977.6

Contribution from the Closed Block	$52.2

23.  MONY Group Inc. Condensed Financial Information

      Set forth below are unconsolidated condensed financial statements of the Holding Company. The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of consolidated financial statements of the Company except that the Holding Company’s subsidiaries are carried under the equity method.

      The following table presents the condensed balance sheet of the MONY Group as of December 31, 2000 and 1999:

	2000	1999

	($ in millions)

Assets

Cash and cash equivalents	$370.1	$33.4

Accrued investment income	5.9	—

Investment in intercompany notes	215.0	—

Investment in subsidiary	2,026.5	1,792.7

Other assets	2.8	—

Total assets	$2,620.3	$1,826.1

Liabilities and Shareholders’ Equity

Interest payable on Senior Notes	$8.4	$—

Accounts payable	3.9	0.6

Senior notes	569.1	—

Total liabilities	581.4	0.6

Total shareholders’ equity	2,038.9	1,825.5

Total liabilities and shareholders’ equity	$2,620.3	$1,826.1

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the condensed statements of income for the years indicated:

	2000	1999	1998(1)

	($ in millions)

Revenues:

Net investment income	$22.3	$2.3	$0.9

Total revenues	22.3	2.3	0.9

Expenses:

Interest expense	21.7	—	—

Other operating expenses	3.2	0.6	—

Total expenses	24.9	0.6	—

Equity in subsidiaries	226.3	247.5	163.4

Income before income taxes	223.7	249.2	164.3

Income tax expense	(0.9)	0.6	0.3

Net income	$224.6	$248.6	$164.0

(1)	The Holding Company effectively commenced operations during 1998 — see Note 1.

      The following table presents the condensed statements of cash flows for the years indicated:

	2000	1999	1998(1)

	($ in millions)

Cash flow from Operating Activities	1.9	1.4	10.8

Cash flows from Investing Activities:

Intercompany note to subsidiary	(215.0)	—	—

Capital contribution to subsidiary	(65.0)	—	(221.9)

Dividend from subsidiary	100.0	—	—

Net cash (used) in investing activities	(180.0)	—	(221.9)

Cash flows from Financing Activities:

Net proceeds from Senior Notes	568.5	—	282.5

Treasury stock repurchased	(33.0)	—	—

Other	0.2	—	—

Dividends paid	(20.9)	(18.9)	—

Payment to eligible policyholders	—	(8.0)	(12.5)

Net cash provided by/(used in) financing activities	514.8	(26.9)	270.0

Net increase/decrease in cash and cash equivalents	336.7	(25.5)	58.9

Cash and cash equivalents, beginning of year	33.4	58.9	—

Cash and cash equivalents, end of year	$370.1	$33.4	$58.9

(1)	The Holding Company effectively commenced operations during 1998 — see Note 1.

      The Holding Company’s cash flows consist of dividends from MONY Life, if declared and paid, and investment income on assets held by the Holding Company, offset by expenses incurred for salaries and other expenses. As a holding company, the Holding Company’s ability to meet cash requirements and pay dividends depends upon the receipt of dividends and other payments from MONY Life. The payment of dividends by MONY Life to the Holding Company is regulated under state insurance law. Under the New York Insurance Law, any domestic stock life insurance company may distribute a dividend to its shareholders where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (a) Ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (b) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. The law also states that if the company does not satisfy the criteria mentioned above, it can only distribute dividends to it’s shareholders upon giving notice of it’s intentions to the superintendent no less than thirty days in advance of such

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declaration. The superintendent may disapprove such distribution by giving written notice to such company within thirty days after such filing that he finds that the financial condition of the company does not warrant such distribution.

      In addition, the state insurance laws also contain restrictions on the ability of MONY Life’s insurance subsidiaries to pay dividends to MONY Life. During 2000, MONY Life paid a dividend to MONY Group in the amount of $100 million.

      The Company is authorized to repurchase up to 5% or 2.4 million shares of common stock from time to time in open market transactions as market conditions and other factors warrant. As of December 31, 2000, the Company had repurchased 1.1 million shares for an aggregate cost of $33 million. No time limit was placed on the duration of the repurchase program and it may be discontinued at any time. Repurchased shares will be kept as treasury shares and will be available for general corporate proposes.

      To finance MONY Life’s repurchase of the 9.5% Notes and the 11.25% Notes, the Holding Company, on March 8, 2000: (i) purchased two surplus notes from MONY Life (hereafter referred to as the “Inter-company Surplus Notes”) to replace the 9.5% Notes and the 11.25% Notes. The terms of the Inter-company Surplus Notes are identical to the 9.5% Notes and the 11.25% notes, except that the Inter-company Surplus Notes were priced to yield a current market rate of interest and the inter-company surplus note issued to replace the $116.5 million face amount of the 11.25% Notes was issued at a face amount of $100.0 million and (ii) contributed capital to MONY Life in the amount of $65.0 million

24.  Early Retirement Program

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

25.  Subsequent Events

      On January 31, 2001, the Company acquired all of the ownership interests in the Advest Group Inc. (“Advest”) in exchange for approximately $280.2 million of consideration (net of tax and excluding transaction and other acquisition related expenses of approximately $16.7 million) consisting of cash of approximately $142.3 million and 3.9 million shares of common stock of the MONY Group with a fair value of approximately $137.9 million. Advest through its principal operating subsidiaries, Advest Inc., a securities broker-dealer and, Advest Bank and Trust Company, a federal savings bank, provides diversified financial services including, securities brokerage, trading, investment banking, trust and asset management services. The transaction will be accounted for under the purchase method of accounting. Goodwill to be recorded in connection with the transaction will be approximately $137.4 million and will be amortized on a straight line basis over 20 years. In connection with the transaction, a retention program was established for certain Advest personnel, which is expected to cost, on a present value basis, approximately $45.0 million over the five-year period commencing from the date the transaction was consummated. Pursuant to the terms of this retention program the Company expects to record a charge of $7.5 million in each of the two 12 month periods following the date the transaction was consummated and $10.0 million in each of the three succeeding 12 month periods. In addition, a separate retention program was established for certain of Advest’s key management personnel that could result in total costs of approximately $15.0 million, depending upon the achievement of specified performance goals, over the two year period following the date the transaction was consummated.

      On February 7, 2001, the Company acquired 100% of the equity of Matrix Capital Market Group, Inc. and Matrix Private Equities, Inc. (hereafter collectively referred to as “Matrix”) for $11.6 million in cash (with interest from January 1, 2001), plus the obligation to make certain contingent payments in the event that Matrix achieves certain profit goals. Matrix primarily provides investment banking services to middle market companies. The transaction will be accounted for under the purchase method of accounting. Goodwill to be recorded in connection with the transaction will be approximately $10.6 million and will be amortized on a straight line basis over 15 years.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.  Quarterly Results of Operations (Unaudited)

      The quarterly results of operations for the years ended December 31, 2000 and 1999 are summarized in the table below:

	Three Month Periods Ended

	March 31	June 30	September 30	December 31

	($ in million except per share data)

2000

Total revenues	$435.2	$291.6	$303.6	$221.4

Income before extraordinary item	$137.9	$48.1	$67.2	$9.1

Net income	$101.2	$48.1	$66.2	$9.1

Basic per share data:

Income before extraordinary item	$2.93	$1.03	$1.46	$0.20

Net income	$2.15	$1.03	$1.43	$0.20

Diluted per share data:

Income before extraordinary item	$2.89	$1.01	$1.41	$0.19

Net income	$2.12	$1.01	$1.39	$0.19

1999

Total revenues	$259.2	$291.4	$293.8	$401.2

Net income	$46.0	$61.4	$27.6	$113.6

Basic per share data:

Net income	$0.97	$1.30	$0.58	$2.40

Diluted per share data:

Net income	$0.97	$1.29	$0.58	$2.37

EXHIBIT INDEX

Exhibit
Number	Descriptions

2.1	Plan of Demutualization, as amended*
3.1	Form of Amended and Restated Certificate of Incorporation of the Company*
3.2	Form of By-laws of the Company, as amended*
3.3	Amendments to By-laws of the Company*******
4.1	Form of Certificate for the Common Stock, par value $0.01 per share*
4.2	Form of MONY Note*
4.3	Form of Warrant*
10.1	Investment Agreement, dated as of December 30, 1997, among MONY, the Holding Company and GS Mezzanine Partners, GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1997, L.P. and Bridge Street Fund 1997, L.P.*
10.2	Registration Rights Agreement dated as of December 30, 1997, by and among MONY, the Holding Company and the Investors*
10.3	Fiscal Agency Agreement dated as of December 30, 1997, by and among MONY and Citibank, N.A.*
10.4	Amended and Restated Reinsurance Agreement, effective as of January 1, 1994, between MONY and Life Reassurance Corporation of America*
10.5	Portfolio Indemnity Reinsurance Agreement, effective as of December 30, 1995, between MONY and The Guardian Life Insurance Company of America, and all amendments thereto*
10.6	Amendment Eight to the Amended and Restated Portfolio Indemnity Reinsurance Agreement, effective as of December 31, 1995, between MONY and The Guardian Life Insurance Company of America*
10.7	Amendment Nine to the Amended and Restated Portfolio Indemnity Reinsurance Agreement, dated as of December 31, 1995, between MONY and The Guardian Life Insurance Company of America*
10.8	Amended and Restated Reinsurance Agreement (Amendment Eleven), effective as of December 31, 1995, between MONY and Lyndon Life Insurance Company*
10.9	Assignment and Novation Agreement, effective January 1, 1996, by and among MONY, Lyndon Life Insurance Company and RGA Reinsurance Company*
10.10	Amendment Twelve to the Amended and Restated Reinsurance Agreement, effective as of January 1, 1996, between MONY and RGA Reinsurance Company*
10.11	Amendment Thirteen to the Amended and Restated Reinsurance Agreement, effective as of January 1, 1996, between MONY and RGA Reinsurance Company*
10.12	Agreement of Lease, dated as of December 17, 1990, between 1740 Broadway Associates L.P. and MONY, and all amendments thereto*
10.13	Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
10.14	Second Amendment to Agreement of Lease, date as of August 6, 1996, between 1740 Broadway Associates L.P. and MONY*
10.15	Third Amendment to Agreement of Lease, dated as of December 18, 1996, between 1740 Broadway Associates L.P. and MONY*
10.16	Fourth Amendment to Agreement of Lease, dated as of January 14, 1997, between 1740 Broadway Associates L.P. and MONY*
10.17	Fifth Amendment to Agreement of Lease, dated as of May 30, 1997, between 1740 Broadway Associates L.P. and MONY*
10.18	Letter Agreement, dated as of April 26, 1996, to accompany Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
10.19	Letter, dated as of December 18, 1996, amending Letter Agreement, dated as of April 26, 1996, to accompany First Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
10.20	Letter, dated as of January 14, 1997, amending Letter Agreement, dated as of April 26, 1996, to accompany Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY*
10.21	Agreement of Lease, dated as of December 21, 1988, between Continental Towers and MONY, and all amendments thereto*
10.22	First Amendment to Agreement of Lease, dated as of January 14, 1994, between Continental Towers and MONY*

Exhibit
Number	Descriptions

10.23	Second Amendment to Agreement of Lease, dated as of October 15, 1997, between Continental Towers and MONY*
10.24	1998 Stock Incentive Plan*
10.25	Asset Transfer and Acquisition Agreement, dated as of December 31, 1993, by and among MONY, AEGON USA, Inc. and AUSA Life Insurance Company, Inc.*
10.26	Series A Note Purchase Agreement, dated as of December 31, 1993, by and between AEGON USA, Inc. and MONY*
10.27	Series B Note Purchase Agreement, dated as of December 31, 1993, by and between AEGON USA, Inc. and MONY*
10.28	Fiscal Agency Agreement, dated as of August 15, 1994, between MONY and The Chase Manhattan Bank, N.A.*
10.29	Excess Benefit Plan for MONY Employees*
10.30	Form of MONY Deferred Compensation Plan Agreement for Key Employees*
10.31	Form of MONY Deferred Compensation Plan Agreement for MONY Trustees*
10.32	1988 Equity Share Plan*
10.33	Form of Equity Share Plan Deferred Compensation Agreement*
10.34	Split Dollar Life Insurance Plan*
10.35	Form of Employment Agreement applicable to Messrs. Roth, Levine and Foti*
10.36	Form of Employment Agreement applicable to Messrs. Conklin, Connors, Mulroy, Waldron, Hall and Daddario*
10.37	Form of Shareholder Rights Agreement*
10.38	Letter Agreement, dated June 25, 1997, between MONY and The Chase Manhattan Bank*
10.39	Letter Agreement, dated June 19, 1997, between MONY and Fleet Bank*
10.40	Letter Agreement, dated June 30, 1997, between MONY and Citibank, N.A.*
10.41	Letter Agreement, dated June 30, 1997, between MONY and Mellon Bank*
10.42	Letter Agreement, dated August 6, 1997, between MONY and State Street Bank and Trust Company*
10.43	The MONY Group Inc. Annual Incentive Compensation Plan*
10.44	Form of Change in Control Employment Agreements*
10.45	Senior Note Indenture between The MONY Group Inc., and The Chase Manhattan Bank, as Trustee**
10.46	The MONY Group Inc. 1998 Stock Incentive Plan***
10.47	The Mutual Life Insurance Company of New York Plan of Reorganization Under Section 7312 of the New York Insurance Law, as Adopted on August 14, 1998, and Amended on September 9, 1998****
10.48	Form of Supplemental Indenture of Senior Notes Indenture to be used in connection with the issuance of Senior Notes**
10.49	Subordinated Note Indenture between the MONY Group Inc. and The Chase Manhattan Bank, as Trustee**
10.50	Form of Supplemental Indenture to Subordinated Note Indenture to be used in connection with issuance of Junior Subordinated Notes**
10.51	Trust Agreement of MONY Capital Trust I**
10.52	Trust Agreement of MONY Capital Trust II**
10.53	Form of Amended and Restated Trust Agreement of MONY Capital Trust I**
10.54	Form of Amended and Restated Trust Agreement of MONY Capital Trust II**
10.55	Form of Guarantee relating to MONY Capital Trust I**
10.56	Form of Guarantee relating to MONY Capital Trust II**
10.57	Form of Agreement as to Expenses and Liabilities relating to MONY Capital Trust I ( included in Exhibit 4.7-A above).**
10.58	Form of Agreement as to Expenses and Liabilities relating to MONY Capital Trust II ( included in Exhibit 4.7-A above).**
10.59	Form of Purchase Contract**
10.60	Form of Pledge Agreement**
10.61	Investment Plan supplement for Employees and Field Underwriters of MONY Life Insurance Company and Retirement Plan for Field Underwriters of MONY Life Insurance Company*****

Exhibit
Number	Descriptions

10.62	Agreement and Plan of Merger dated as of August 23, 2000 by and among the MONY Group Inc., MONY Acquisition Corp. and The Advest Group, Inc.******
10.63	Stock Option Agreement dated as of August 23, 2000 between the Advest Group, Inc,. and The MONY Group Inc.*****
10.64	Support Agreement dated as of August 23, 2000 between The MONY Group, Inc. and Peter R. Kellogg, Allen Weintraub, Grant w. Kurtz and George A. Boujoukos as shareholders******
21.1	Subsidiaries of the registrant*******
27.1	Financial Data Schedule

*	Incorporated herein by reference to the corresponding Exhibit Number to the Company’s Registration Statement on Form S-1, Registration Number 333-63835.

**	Incorporated herein by reference to Exhibit Number 4.1, 4.2, 4.3, 4.4, 4.5-A,4.5-B, 4.6-A, 4.7-B, 4.11-A, $.11-B, 4.12-A, 4.12-B, 4.13, 4.14 to the Company’s Registration Statement on Form S-3, Registration Number 333-94487

***	Incorporated herein by reference to Exhibit Number 4.1 to the Company’s Registration Statement on Form S-8, Registration Number 333-30898

****	Incorporated herein by reference to Exhibit Number 4.1 to the Company’s Registration Statement on Form S-8, Registration Number 333-30892

*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration Number 333-34690

******	Incorporated herein by reference to Exhibit Number 2.1, 2.2, 2.3 statement on Form S-4, Registration Number 333-46798

*******	Incorporated herein by reference to the Company’s other filing of Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on March 21, 2001.

THE MONY GROUP INC.

By:	/s/ MICHAEL ISOR ROTH

Name: Michael Isor Roth

Title:	Chairman of the Board and Chief

Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title

/s/ MICHAEL ISOR ROTH Michael Isor Roth	Chairman of the Board and Chief Executive Officer; Director (Principal Executive Officer)

/s/ RICHARD DADDARIO Richard Daddario	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ LARRY COHEN Larry Cohen	Vice President and Controller (Principal Accounting Officer)

/s/ TOM HANS BARRETT Tom Hans Barrett	Director

/s/ DAVID LINCOLN CALL David Lincoln Call	Director

/s/ GLEN ROBERT DURHAM Glen Robert Durham	Director

/s/ JAMES BERNARD FARLEY James Bernard Farley	Director

/s/ SAMUEL JOSEPH FOTI Samuel Joseph Foti	President and Chief Operating Officer and Director

/s/ ROBERT HOLLAND, JR. Robert Holland, Jr.	Director

/s/ JAMES LAWRENCE JOHNSON James Lawrence Johnson	Director

/s/ FREDERICK WILKINSON KANNER Frederick Wilkinson Kanner	Director

/s/ ROBERT RAYMOND KILEY Robert Raymond Kiley	Director

S-1

Signatures	Title

/s/ KENNETH MARC LEVINE Kenneth Marc Levine	Executive Vice President and Chief Investment Officer and Director

/s/ JANE CAHILL PFEIFFER Jane Cahill Pfeiffer	Director

/s/ THOMAS CHARLES THEOBALD Thomas Charles Theobald	Director

S-2