Form 10-Q
period 2001-03-31
MONY GROUP INC
filed 2001-05-15
CIK 1069822

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

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes [X] No [ ]

     As of May 8, 2001 there were 49,568,373 shares of the Registrant's common stock, par value $0.01, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      THE MONY GROUP INC. AND SUBSIDIARIES
               INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I FINANCIAL INFORMATION
Item 1:  Unaudited interim condensed consolidated balance sheets as
           of March 31, 2001 and December 31, 2000...................    4
         Unaudited interim condensed consolidated statements of
           income and comprehensive income for the three-month
           periods ended March 31, 2001 and 2000.....................    5
         Unaudited interim condensed consolidated statement of
           changes in shareholders' equity for the three-month period
           ended March 31, 2001......................................    6
         Unaudited interim condensed consolidated statements of cash flows for the three-month period ended March 31, 2001 and
           2000......................................................    7
         Notes to unaudited interim condensed consolidated financial
           statements................................................    8
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   22
Item 3:  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   41
PART II OTHER INFORMATION
Item 1:  Legal Proceedings...........................................   44
Item 6:  Exhibits and Reports on Form 8-K............................   44
SIGNATURES...........................................................  S-1

                           FORWARD-LOOKING STATEMENTS

     The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: venture capital gains or losses could differ significantly from our assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than we have assumed if there are further major movements in the equity markets; the value of our overall investment portfolio could fluctuate significantly as a result of additional major changes in the equity and debt markets generally; actual death claims experience could differ significantly from our mortality assumptions; we may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from our assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect our earnings; we could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than we anticipate; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company's products and the Company's net income after tax; and the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 1:

                      THE MONY GROUP INC. AND SUBSIDIARIES
            UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
ASSETS
Investments:
  Fixed maturity securities available-for-sale, at fair
    value...................................................  $ 6,846.0     $ 6,693.0
  Fixed maturity securities held to maturity, at amortized
    cost....................................................        2.8            --
  Trading account securities, at market value (Note 3)......      689.7            --
  Equity securities available-for-sale, at fair value.......      317.5         328.6
  Mortgage loans on real estate.............................    1,701.0       1,754.7
  Policy loans..............................................    1,259.2       1,264.6
  Real estate to be disposed of.............................      166.6         171.3
  Real estate held for investment...........................       47.8          40.7
  Other invested assets.....................................       91.2         100.0
                                                              ---------     ---------
                                                               11,121.8      10,352.9
                                                              =========     =========
Cash and cash equivalents...................................      625.1         869.6
Accrued investment income...................................      193.9         189.0
Amounts due from reinsurers.................................      604.5         598.0
Premiums receivable.........................................        8.5          10.9
Deferred policy acquisition costs...........................    1,145.9       1,209.7
Securities borrowed.........................................      779.4            --
Receivable from brokerage customers, net....................      474.7            --
Other Assets................................................      872.0         549.4
Assets transferred in Group Pension Transaction.............    4,832.0       4,927.7
Separate account assets.....................................    5,255.4       5,868.1
                                                              ---------     ---------
         Total assets.......................................  $25,913.2     $24,575.3
                                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits......................................  $ 7,799.3     $ 7,794.5
Policyholders' account balances.............................    2,184.2       2,191.3
Other policyholders' liabilities............................      307.5         295.9
Amounts due to reinsurers...................................       87.2          85.6
Securities loaned...........................................      791.4            --
Securities sold, not yet purchased, at market value.........      439.0            --
Payable to brokerage customers..............................      216.7            --
Accounts payable and other liabilities......................      627.5         578.7
Short term debt.............................................      385.9          52.3
Long term debt..............................................      585.0         571.1
Current federal income taxes payable........................      116.8         120.4
Deferred Federal Income Taxes...............................      118.3          84.1
Liabilities transferred in Group Pension Transaction........    4,800.0       4,897.2
Separate account liabilities................................    5,252.7       5,865.3
                                                              ---------     ---------
         Total liabilities..................................   23,711.5      22,536.4
                                                              =========     =========
Commitments and contingencies (Notes 6)
Common stock, $0.01 par value; 400 million shares
  authorized; 51.2 million shares issued, 49.8 million
  shares outstanding........................................        0.5           0.5
Capital in excess of par....................................    1,760.2       1,616.3
Treasury stock at cost: 1.4 million and 1.1 million shares
  at March 31, 2001 and December 31, 2000 respectively......      (44.3)        (33.0)
Retained earnings...........................................      455.5         442.2
Accumulated other comprehensive income......................       32.1          13.0
Unamortized restricted stock compensation...................       (2.3)         (0.1)
                                                              ---------     ---------
         Total shareholders' equity.........................    2,201.7       2,038.9
                                                              ---------     ---------
         Total liabilities and shareholders' equity.........  $25,913.2     $24,575.3
                                                              =========     =========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
         UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                                                   2001               2000
                                                              ---------------    ---------------
                                                              ($ IN MILLIONS, EXCEPT SHARE DATA
                                                                    AND PER SHARE AMOUNTS)
REVENUES:
Premiums....................................................    $     165.1        $     165.0
Universal life and investment-type product policy fees......           49.7               49.9
Net investment income.......................................          183.7              351.8
Net realized gains on investments...........................            2.5               18.6
Group Pension Profits (Note 5)..............................            9.9               10.1
Retail Brokerage and Investment Banking revenues............           71.1               18.4
Other income................................................           30.3               41.2
                                                                -----------        -----------
                                                                      512.3              655.0
                                                                -----------        -----------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................          197.7              180.7
Interest credited to policyholders' account balances........           28.3               28.4
Amortization of deferred policy acquisition costs...........           37.2               37.5
Dividends to policyholders..................................           54.6               57.2
Other operating costs and expenses..........................          174.2              139.0
                                                                -----------        -----------
                                                                      492.0              442.8
                                                                -----------        -----------
Income before income taxes and extraordinary item...........           20.3              212.2
Income tax expense..........................................            7.0               74.3
                                                                -----------        -----------
Income before extraordinary item............................           13.3              137.9
Extraordinary loss, net of tax..............................             --               36.7
                                                                -----------        -----------
Net income..................................................           13.3              101.2
Other comprehensive gain/(loss), net........................           19.1              (14.9)
                                                                -----------        -----------
Comprehensive income........................................    $      32.4        $      86.3
                                                                ===========        ===========
PER SHARE DATA:
Income before extraordinary items:
  Basic earnings per share..................................    $      0.27        $      2.93
                                                                ===========        ===========
  Diluted earnings per share................................    $      0.26        $      2.89
                                                                ===========        ===========
Net Income:
  Basic earnings per share..................................    $      0.27        $      2.15
                                                                ===========        ===========
  Diluted earnings per share................................    $      0.26        $      2.12
                                                                ===========        ===========
SHARE DATA:
Weighted-average shares used in basic per share
  calculation...............................................     48,720,335         47,104,995
Plus: incremental shares from assumed conversion of dilutive
  securities................................................      1,594,447            598,886
                                                                -----------        -----------
Weighted-average shares used in diluted per share
  calculations..............................................     50,314,782         47,703,881
                                                                ===========        ===========

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                    THREE-MONTH PERIOD ENDED MARCH 31, 2001

                                                                                 ACCUMULATED    UNAMORTIZED
                                               CAPITAL                              OTHER        RESTRICTED        TOTAL
                                     COMMON   IN EXCESS   TREASURY   RETAINED   COMPREHENSIVE      STOCK       SHAREHOLDERS'
                                     STOCK     OF PAR      STOCK     EARNINGS      INCOME       COMPENSATION      EQUITY
                                     ------   ---------   --------   --------   -------------   ------------   -------------
                                                                         ($ IN MILLIONS)
BALANCE, DECEMBER 31, 2000.........   $0.5    $1,616.3      (33.0)    $442.2        $13.0           (0.1)        $2,038.9
Issuance of Shares.................              143.9                                                              143.9
Purchases of treasury stock, at
  cost.............................                         (11.3)                                                  (11.3)
Unamortized restricted stock
  compensation.....................                                                                 (2.2)            (2.2)
Comprehensive income:
    Net income.....................                                     13.3                                         13.3
    Other comprehensive
      income(1)....................                                                  19.1                            19.1
                                                                                                                 --------
      Comprehensive income.........                                                                                  32.4
                                      ----    --------     ------     ------        -----          -----         --------
BALANCE, MARCH 31, 2001............   $0.5    $1,760.2     $(44.3)    $455.5        $32.1          $(2.3)        $2,201.7
                                      ====    ========     ======     ======        =====          =====         ========

---------------
(1) Represents unrealized gains on investments (net of unrealized losses, the effect of unrealized gains on deferred acquisition costs and dividends to policyholders), reclassification adjustments, minimum pension liability and taxes.

  See accompanying notes to unaudited interim condensed consolidated financial statements.

                      THE MONY GROUP INC. AND SUBSIDIARIES
       UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                                                                2001       2000
                                                              --------   --------
                                                                ($ IN MILLIONS)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES.........  $  (7.2)   $  22.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities or repayment of:
  Fixed maturities securities...............................    228.4      249.2
  Equity securities.........................................     15.3      194.3
  Mortgage loans on real estate.............................     87.5       39.9
  Real estate...............................................      7.7        0.3
  Other invested assets.....................................      1.0        1.5
Acquisitions of investments:
  Fixed maturities securities...............................   (230.4)    (318.9)
  Equity securities.........................................     (8.8)     (29.1)
  Mortgage loans on real estate.............................    (39.0)    (149.6)
  Real estate...............................................    (57.2)      (3.5)
  Other invested assets.....................................    (16.8)      (2.8)
  Policy loans, net.........................................      5.3       (3.8)
  Property, plant and equipment, net........................    (10.3)      (6.8)
  Acquisition of subsidiaries, net of cash acquired.........   (208.0)       0.0
                                                              -------    -------
Net cash provided by/(used in) investing activities.........   (225.3)   $  20.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt............................................      -0-      297.0
Repayments of debt..........................................      -0-     (286.6)
Receipts from annuity and universal life policies credited
  to policyholder's account balances........................    286.8      646.2
Return of policyholder account balances on annuity and
  universal life policies...................................   (288.1)    (681.3)
Treasury stock repurchases..................................    (11.1)     (12.4)
Other.......................................................      0.4        0.0
                                                              -------    -------
Net cash (used in) financing activities.....................    (12.0)     (37.1)
                                                              -------    -------
Net (decrease)/increase in cash and cash equivalents........   (244.5)     (35.6)
Cash and cash equivalents, beginning of period..............    869.6      377.1
                                                              -------    -------
Cash and cash equivalents, end of period....................  $ 625.1    $ 341.5
                                                              =======    =======

  See accompanying notes to unaudited interim condensed consolidated financial statements

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:

     On November 16, 1998, pursuant to its Plan of Reorganization (the "Plan") which was approved by the New York Superintendent of Insurance on the same day (the "Plan Effective Date"), The Mutual Life Insurance Company of New York ("MONY") converted from a mutual life insurance company to a stock life insurance company (the "Demutualization") and became a wholly owned subsidiary of The MONY Group Inc. ("MONY Group"), a Delaware corporation organized on June 24, 1997. In connection with the Plan, MONY established a closed block ("Closed Block") to fund the guaranteed benefits and dividends of certain participating insurance policies, and eligible policyholders received cash, policy credits, or shares of common stock of the MONY Group in exchange for their membership interests in MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the "Offerings") of approximately 12.9 million shares of its common stock and MONY changed its name to MONY Life Insurance Company. The shares of common stock issued in the Offerings are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to the aforementioned policyholders. As used in these financial statements, the "Company" shall be a reference to MONY Group and its direct and indirect subsidiaries; "MONY Life" shall be a reference to MONY Life Insurance Company and its direct and indirect subsidiaries and the "Transaction" shall be a collective reference to the Plan and Offerings.

     The Company is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products and services to higher income individuals, particularly family builders, pre-retirees, and small business owners. In addition, as a result of the acquisitions of Advest and Matrix during the first quarter of 2001 (see Note 2), the Company provides trading, investment banking, trust and asset management services and has significantly enhanced its securities brokerage offering.

     The Company distributes its products and services primarily through its career agency sales force, Advest financial advisors and various complementary distribution channels. Complementary distribution includes: (i) sales of mutual funds by Enterprise Capital Management, a Company subsidiary, through third-party broker dealers, (ii) sales of protection products sold by U.S. Financial Life Insurance Company ("USFL"), also a Company subsidiary, through brokerage general agencies, (iii) sales of corporate-owned life insurance ("COLI") products by the Company's corporate marketing team and (iv) sales of a variety of financial products and services through the Company's Trusted Securities Advisors Corp. subsidiary. The Company primarily sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico.

2. ACQUISITIONS:

     On January 31, 2001, the Company completed a merger in which it acquired all of the outstanding capital stock of The Advest Group Inc. ("Advest") in exchange for approximately $305.9 million of consideration (including transaction and other acquisition related expenses of approximately $15.0 million) consisting of cash of approximately $165.9 million and 3.9 million shares of common stock of the MONY Group with a fair value of approximately $142.3 million. As a result of the merger, Advest became a wholly owned subsidiary of MONY Group Inc. Advest through its principal operating subsidiaries, Advest Inc., a securities broker-dealer and, Advest Bank and Trust Company, a federal savings bank, provides diversified financial services including, securities brokerage, trading, investment banking, trust and asset management services. The transaction was accounted for under the purchase method of accounting. Goodwill recorded in connection with the transaction was approximately $140.4 million and is being amortized on a straight line basis over 20 years. In connection with the transaction, a retention program was established for certain Advest personnel, which is expected to cost, on a present value basis, approximately $45.0 million over the five-year period commencing from the date the transaction was consummated. Pursuant to the terms of this retention program the Company expects to record a charge of $7.5 million in each of the two 12 month periods following the date the transaction was consummated and $10.0 million in each of the three succeeding 12 month periods. In addition, a separate

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

retention program was established for certain of Advest's key management personnel that could result in total costs of approximately $15.0 million, depending upon the achievement of specified performance goals, over the two year period following the date the transaction was consummated.

     Effective January 1, 2001, the Company acquired 100% of the equity of Matrix Capital Markets Group Inc. and Matrix Private Equities, Inc. (referred to together as "Matrix") for $12.1 million in cash, plus the obligation to make certain contingent payments in the event that Matrix achieves certain profit goals. Matrix primarily provides investment banking services to middle market companies. The transaction was accounted for under the purchase method of accounting. Goodwill recorded in connection with the transaction was approximately $11.1 million and is being amortized on a straight line basis over 15 years.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000, which are presented in MONY Group's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 ("MONY Group's 2000 Annual Report"). The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for the comparative prior periods to conform those periods to the current presentation.

     New Accounting Pronouncements

     On December 26, 2000 the American Institute of Certified Public Accountants issued Statement of Position 00-3, Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and For Certain Long-Duration Participating Contracts ("SOP 00-3"). SOP 00-3 provides guidance with respect to accounting for demutualizations and requires, among other things, that (i) Closed Block assets, liabilities, revenues, and expenses should be displayed in financial statements combined with all other assets, liabilities, revenues, and expenses outside the Closed Block, and (ii) demutualization expenses be classified as a single line item within income from continuing operations. The guidance in SOP 00-3 requires restatement of financial statements presented for years prior to its issuance and is effective for fiscal years beginning after December 15, 2000, except as it pertains to demutualization expenses which was effective immediately upon its issuance. The financial statements herein reflect the adoption of SOP 00-3. Accordingly, the consolidated statements of income and comprehensive income and balance sheets presented herein for the three month period ended March 31, 2000 has been restated from that previously reported in the prior year to conform the presentation thereof to that required by SOP 00-3.

     In the first quarter of 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133, is effective for all fiscal quarters of the fiscal

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

years beginning after June 15, 2000. SFAS 133 did not have a material affect on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the new requirements did not have a significant impact on the Company's consolidated financial position or earnings.

     New Accounting Policies

     Following is a summary of significant accounting policies for certain new line items appearing in the Company's financial statements for the first time due to the acquisition of Advest.

     Receivables from and payables to brokerage customers

     Receivables from and payables to brokerage customers arise from cash and margin transactions executed by Advest on their behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. Included in payables to brokerage customers are free credit balances of $191.9 million as of March 31, 2001. Advest pays interest on credit balances when the customer has indicated that the funds are for reinvestment purposes.

     Collateralized financing transactions

     Securities loaned and borrowed are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral received or advanced. The fee received or paid by Advest is recorded as interest revenue or expense and is reflected in Retail Brokerage and Investment Banking revenues and other operating costs and expenses, respectively, in the consolidated statement of income. The initial collateral advanced or received has a market value in excess of the market value of the underlying securities. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

     Advest utilizes short-term repurchase agreements as supplementary short-term financing and delivers U.S. Treasury securities as collateral for cash received. These repurchase agreements are accounted for as collateralized financings. The fee paid by Advest is recorded as interest expense. Advest monitors the market value of securities transferred on a daily basis, and obtains or refunds collateral as necessary.

     Securities

     Advest's trading securities and securities sold, not yet purchased are valued at market with unrealized gains and losses reflected in current period revenues from principal transactions or investment banking. Periodically, Advest receives stock warrants in connection with its investment banking activities. Warrants are carried at their fair value which is determined using the Black-Scholes model or another standard option valuation technique.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     At March 31, 2001, trading securities and securities sold, not yet purchased consisted of:

                                                                             SECURITIES SOLD,
                                                       TRADING SECURITIES    NOT YET PURCHASED
                                                            MARCH 31             MARCH 31
                                                              2001                 2001
                                                       ------------------    -----------------
                                                                   ($ IN MILLIONS)
Corporate obligations................................        $451.1               $355.6
State and municipal obligations......................          57.3                   .1
U.S. government and agency obligations...............         101.0                 79.1
Mortgage-backed securities...........................          77.9                  3.0
Stocks and warrants..................................           2.4                  1.2
                                                             ------               ------
                                                             $689.7               $439.0
                                                             ======               ======

     Investment banking

     Investment banking revenues are recorded, net of expenses, on the settlement date for management fees and sales concessions, and on the dates the underwriting syndications are closed for underwriting fees. Investment banking revenues are included in Retail Brokerage and Investment Banking revenues in the consolidated statement of income.

     Short term borrowings

     In the ordinary course of business, primarily to facilitate securities settlements and finance margin debits and trading inventories, Advest obtains bank loans which are collateralized by its trading securities and customers' margin securities. The loans are payable on demand and bear interest based on the federal funds rate. At March 31, 2001, Advest had $378.9 million in bank loans all collateralized by firm and customer trading securities. The weighted average interest rate on bank loans outstanding at March 31, 2001, was 5.62%.

4. SEGMENT INFORMATION:

     For management and reporting purposes, the Company's business is organized in three principal operating segments, the "Protection Products" segment, the "Accumulation Products" segment and the "Retail Brokerage and Investment Banking" segment. Substantially all of the Company's other business activities are combined and reported in the "Other Products" segment.

     In its Protection Products segment, the Company currently offers a wide range of individual life insurance products, including: whole life term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, group universal life, corporate-owned life insurance, last survivor variable universal life, group universal life and special risk products. The Protection Products segment also includes the inforce business from sales of last survivor universal life and last survivor whole life. Also included in the Protection Products segment are the: (i) assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the related profits therefrom (see Note 5), and (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto.

     In its Accumulation Products segment, the Company primarily offers flexible premium variable annuities and proprietary retail mutual funds. The Accumulation Products segment also includes the in-force business from single premium deferred annuities and immediate annuities.

     The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, Matrix and MONY Securities Corporation ("MSC"). Advest provides diversified financial services including

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

securities brokerage, trading, investment banking, trust and asset management services. Matrix is a middle market investment bank specializing in merger and acquisition services for a middle market client base. MSC is a securities broker dealer that transacts customer trades primarily in securities and mutual funds. In addition to selling the Company's protection and accumulation products, MSC provides the Company's career agency distribution system access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). MSC was previously reported in the Other Products segment. The segmented data presented below as of and for the three month period ended March 31, 2000 has been restated from that reported in the prior year period to reflect the reclassification of MSC from the Other Products segment to the Retail Brokerage and Investment Banking segment.

     The Company's Other Products segments primarily consists of an insurance brokerage operation and certain lines of insurance business no longer written by the Company (the "run-off businesses").The insurance brokerage operation provides the Company's career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run off businesses primarily consist of group life and health business as well as group pension business that was not included in the Group Pension Transaction (see Note 5).

     Amounts reported as "reconciling amounts" in the table below primarily relate to: (i) contracts issued by the Company relating to its employee benefit plans and, (ii) assets, liabilities, revenues and expenses of the MONY Group. Set forth in the following table is certain financial information with respect to the Company's operating segments as well as amounts not allocated to the segments as of March 31, 2001 and December 31, 2000 and for each the three-month periods ended March 31, 2001 and 2000.

                     SEGMENT SUMMARY FINANCIAL INFORMATION

                                                              FOR THE THREE-MONTH
                                                                 PERIODS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                ($ IN MILLIONS)
PREMIUMS:
Protection Products.........................................   $161.6      $162.5
Accumulation Products.......................................      1.3         0.1
Other Products..............................................      2.2         2.4
                                                               ------      ------
                                                               $165.1      $165.0
                                                               ======      ======
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Protection Products.........................................   $ 34.5      $ 30.3
Accumulation Products.......................................     15.2        18.9
Other Products..............................................      0.0         0.7
                                                               ------      ------
                                                               $ 49.7      $ 49.9
                                                               ======      ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                              FOR THE THREE-MONTH
                                                                 PERIODS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                ($ IN MILLIONS)
NET INVESTMENT INCOME AND NET REALIZED GAINS (LOSSES) ON
  INVESTMENTS:
Protection Products.........................................   $149.9      $283.6
Accumulation Products.......................................     20.2        50.6
Retail brokerage and investment banking.....................      0.8         0.1
Other Products..............................................      6.0        33.6
Reconciling amounts.........................................      9.3         2.5
                                                               ------      ------
                                                               $186.2      $370.4
                                                               ======      ======
OTHER INCOME:
Protection Products(1)......................................   $  7.7      $ 14.2
Accumulation Products.......................................     26.2        31.3
Retail Brokerage and Investment Banking.....................     71.1        18.4
Other Products..............................................      4.5         4.5
Reconciling amounts.........................................      1.8         1.3
                                                               ------      ------
                                                               $111.3      $ 69.7
                                                               ======      ======
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS:
Protection Products.........................................   $ 30.9      $ 30.0
Accumulation Products.......................................      6.3         7.5
                                                               ------      ------
                                                               $ 37.2      $ 37.5
                                                               ======      ======
BENEFITS TO POLICYHOLDERS:(2)
Protection Products.........................................   $198.7      $183.8
Accumulation Products.......................................     16.1        17.8
Other Products..............................................      8.4         6.4
Reconciling amounts.........................................      2.8         1.1
                                                               ------      ------
                                                               $226.0      $209.1
                                                               ======      ======
OTHER OPERATING COSTS AND EXPENSES:
Protection Products.........................................   $ 49.6      $ 79.1
Accumulation Products.......................................     28.1        29.9
Retail Brokerage and Investment Banking.....................     73.8        18.1
Other Products..............................................      9.6         9.5
Reconciling amounts.........................................     13.1         2.4
                                                               ------      ------
                                                               $174.2      $139.0
                                                               ======      ======
INCOME BEFORE INCOME TAXES:
Protection Products.........................................   $ 20.5      $141.1
Accumulation Products.......................................     12.0        45.3
Retail brokerage and investment banking.....................     (1.9)        0.4
Other Products..............................................     (5.5)       25.1
Reconciling amounts.........................................     (4.8)        0.3
                                                               ------      ------
                                                               $ 20.3      $212.2
                                                               ======      ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                    (IN MILLIONS)
ASSETS:(5)
Protection Products(3)......................................  $16,109.3     $16,239.1
Accumulation Products.......................................    5,094.0       5,593.4
Retail Brokerage and Investment Banking.....................    2,304.2           9.8
Other Products..............................................    1,005.0       1,050.9
Reconciling amounts.........................................    1,400.7       1,682.0
                                                              ---------     ---------
                                                              $25,913.2     $24,575.3
                                                              =========     =========
DEFERRED POLICY ACQUISITION COSTS:
Protection Products.........................................  $ 1,009.8     $ 1,064.3
Accumulation Products.......................................      136.1         145.4
                                                              ---------     ---------
                                                              $ 1,145.9     $ 1,209.7
                                                              =========     =========
POLICYHOLDERS LIABILITIES:
Protection Products(4)......................................  $10,297.2     $10,290.7
Accumulation Products.......................................    1,038.3       1,060.0
Other Products..............................................      379.2         381.4
Reconciling amounts.........................................       17.4          17.7
                                                              ---------     ---------
                                                              $11,732.1     $11,749.8
                                                              =========     =========
SEPARATE ACCOUNT LIABILITIES:(5)
Protection Products(6)......................................  $ 3,849.9     $ 3,939.5
Accumulation Products.......................................    3,577.1       4,072.9
Other Products..............................................      455.8         499.5
Reconciling amounts.........................................      716.0         770.1
                                                              ---------     ---------
                                                              $ 8,598.8     $ 9,282.0
                                                              =========     =========

---------------
(1) Includes Group Pension Profits, Retail Brokerage and Investment Banking revenues and other income.

(2) Includes benefits to policyholders and interest credited to policyholders' account balances.

(3) Includes assets transferred in the Group Pension Transaction of $4,832.0 million and $4,927.7 million as of March 31, 2001 and December 31, 2000, respectively (see Note 5).

(4) Includes policyholder liabilities transferred in the Group Pension Transaction of $1,441.1 million and $1,468.1 million as of March 31, 2001 and December 31, 2000, respectively (see Note 5).

(5) Each segment includes separate account assets in an amount equal to the corresponding liability reported.

(6) Includes separate account liabilities transferred in the Group Pension Transaction of $3,346.1 million and $3,416.7 million as of March 31, 2001 and December 31, 2000 respectively (see Note 5).

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month periods ended March 31, 2001 and 2000, respectively.

                                                                THREE-MONTH
                                                               PERIODS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                              ($ IN MILLIONS)
PREMIUMS:
Individual life.............................................  $161.5    $162.4
Group insurance.............................................     2.2       2.4
Disability income insurance.................................     0.1       0.1
Other.......................................................     1.3       0.1
                                                              ------    ------
     Total..................................................  $165.1    $165.0
                                                              ------    ------
UNIVERSAL LIFE AND INVESTMENT-TYPE PRODUCT POLICY FEES:
Universal life..............................................  $ 18.4    $ 15.9
Variable universal life.....................................    13.7      11.5
Group universal life........................................     2.4       2.9
Individual variable annuities...............................    15.2      18.7
Individual fixed annuities..................................     0.0       0.9
                                                              ------    ------
     Total..................................................  $ 49.7    $ 49.9
                                                              ======    ======

5. THE GROUP PENSION TRANSACTION:

     The following sets forth certain summarized financial information relating to the Group Pension Transaction (as defined in the notes to the audited consolidated financial statements included in MONY Group's 2000 Annual Report) as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the existing deposits in the Group Pension Transaction (such assets hereafter referred to as the "AEGON Portfolio"), (ii) the transferred separate account assets and liabilities, and
(iii) the components of revenue and expense comprising the Group Pension Profits (as defined

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

in the notes to the audited consolidated financial statements included in MONY Group's 2000 Annual Report):

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
ASSETS:
General Account
  Fixed Maturities: available for sale, at estimated fair
     value (amortized cost; $1,397.9 million and $1,420.8
     million, respectively).................................  $1,416.0       $1,419.0
  Mortgage loans on real estate.............................      43.9           47.5
  Cash and cash equivalents.................................       4.3           18.5
  Accrued investment income.................................      21.7           26.0
                                                              --------       --------
     Total general account assets...........................   1,485.9        1,511.0
Separate account assets.....................................   3,346.1        3,416.7
                                                              --------       --------
     Total assets...........................................  $4,832.0       $4,927.7
                                                              ========       ========
LIABILITIES:
General Account(1)
  Policyholders' account balances...........................  $1,441.1       $1,468.1
  Other liabilities.........................................      12.8           12.4
                                                              --------       --------
     Total general account liabilities......................  $1,453.9       $1,480.5
                                                              --------       --------
Separate account liabilities (2)............................  $3,346.1       $3,416.7
                                                              --------       --------
     Total Liabilities......................................  $4,800.0       $4,897.2
                                                              ========       ========

---------------
(1) Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $73.8 million and $74.2 million as of March 31, 2001 and December 31, 2000, respectively.

(2) Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $12.6 million and $14.7 million as of March 31, 2001 and December 31, 2000, respectively.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  FOR THE
                                                                THREE-MONTH
                                                               PERIODS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Product policy fees.........................................  $ 5.2     $ 6.1
Net investment income.......................................   27.2      30.1
Net realized gains on investments...........................    1.7       0.6
                                                              -----     -----
     Total Revenues.........................................   34.1      36.8
BENEFITS AND EXPENSES:
Interest Credited to policyholders' account balances........   18.5      20.9
Other operating costs and expenses..........................    5.7       5.8
                                                              -----     -----
     Total benefits and expenses............................   24.2      26.7
                                                              -----     -----
  Group Pension Profits.....................................  $ 9.9     $10.1
                                                              =====     =====

6. COMMITMENTS AND CONTINGENCIES:

     Since late 1995 a number of purported class actions have been commenced in various state and federal courts against the Company alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting the Company from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. The Company has answered the complaints in each action (except for one being voluntarily held in abeyance). The Company has denied any wrongdoing and has asserted numerous affirmative defenses.

     On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy's termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and sold on an alleged "vanishing premium" basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

     On October 21, 1997, the New York State Supreme Court granted MONY's motion for summary judgment and dismissed all claims filed in the Goshen case against MONY. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York's General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY intends to defend itself vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on MONY.

     On November 16, 1999, The MONY Group Inc. and MONY Life Insurance Company were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in-force life insurance policies issued by MONY Life Insurance Company as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance, Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the plan of demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable dividend expectations of the closed block, and (ii) MONY violated Section 7312 by failing to develop and submit to the Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the Superintendent's order approving the plan of demutualization and/or directing the Superintendent to order MONY to increase the assets in the closed block, as well as unspecified monetary damages, attorneys' fees and other relief.

     In early January 2000, MONY and the New York Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdictional, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those letters, plaintiffs' counsel offered voluntarily to dismiss their complaint, and a stipulation and order to that effect was thereafter filed and approved by the court.

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

     MONY and the Superintendent have moved to dismiss the state court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both motions and dismissed all claims against MONY and the Superintendent. The time for an appeal from this decision has not yet expired,

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

and it is not known whether plaintiffs will appeal. There can be no assurance, however, that the present litigation will not have a material adverse effect on the Company.

     In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     At March 31, 2001, the Company had commitments to contribute capital to its equity partnership investments of $115.6 million and commitments to purchase $34.5 million of private fixed and floating rate maturity securities with interest rates ranging from 7.00% to 11.50%.

     At March 31, 2001, the Company had commitments to issue $15.4 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.25% to 8.85%. In addition, the Company had commitments to issue $97.4 million of fixed rate and floating rate commercial mortgage loans with interest rates ranging from 7.53% to 8.65%.

     At March 31, 2001, the Company had commitments to issue $7.9 million of mezzanine financing with pay rates ranging from 9.00% to 10.00%.

     In addition, the Company maintains a bank line of credit facility with domestic banks aggregating $150.0 million, with a scheduled renewal date in June 2001. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company's $150.0 million commercial paper program which was activated in the third quarter of 2000. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of March 31, 2001.

     At March 31, 2001, Advest was contingently liable under bank letter of credit agreements in the amount of $5.3 million, which are collateralized by securities held in customer accounts.

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. CLOSED BLOCK:

     The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                   ($ IN MILLIONS)
ASSETS:
Fixed Maturities:
  Available for sale, at estimated fair value (amortized
     cost; $3,546.2 and $3,535.8, respectively).............  $3,621.1       $3,543.1
  Mortgage loans on real restate............................     566.4          566.0
  Policy loans..............................................   1,175.6        1,183.9
  Cash and cash equivalents.................................     209.4          167.8
  Premiums receivable.......................................       8.2           13.6
  Deferred policy acquisition costs.........................     485.3          552.6
  Other assets..............................................     230.9          224.2
                                                              --------       --------
     Total Closed Block assets..............................  $6,296.9       $6,251.2
                                                              ========       ========
LIABILITIES:
  Future policy benefits....................................  $6,820.9       $6,826.8
  Policyholders' account balances...........................     293.0          293.3
  Other Policyholders' liabilities..........................     180.1          173.5
  Other liabilities.........................................      76.6           22.2
                                                              --------       --------
     Total Closed Block liabilities.........................  $7,370.6       $7,315.8
                                                              ========       ========

                                                                  FOR THE
                                                                THREE-MONTH
                                                               PERIODS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                              ($ IN MILLIONS)
REVENUES:
Premiums....................................................  $129.3    $135.7
Net investment income.......................................    99.9      96.4
Net realized gains (losses) on investments..................    (0.1)     (2.5)
Other income................................................     0.5       0.8
                                                              ------    ------
     Total revenues.........................................   229.6     230.4
                                                              ------    ------
BENEFITS AND EXPENSES:
Benefits to policyholders...................................   141.4     141.6
Interest credited to policyholders' account balances........     2.1       2.2
Amortization of deferred policy acquisition costs...........    21.2      17.6
Dividends to policyholders..................................    53.5      56.6
Other operating costs and expenses..........................     1.7       1.8
                                                              ------    ------
  Total benefits and expenses...............................   219.9     219.8
                                                              ======    ======
Contribution from the Closed Block..........................  $  9.7    $ 10.6
                                                              ======    ======

                      THE MONY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     For the three-month periods ended March 31, 2001 and 2000, there were $2.4 million and $3.0 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block.

8. EXTRAORDINARY ITEM:

     On March 8, 2000, MONY Group issued $300.0 million principal amount of senior notes (the "Senior Notes"). The Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the MONY Group to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes", respectively), which were outstanding at December 31, 1999. The balance of the net proceeds from the issuance of the Senior Notes was retained by the MONY Group for general corporate purposes.

     As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes (See "Liquidity and Capital Resources"), the Company recorded a pre-tax tax loss of $56.5 million ($36.7 million after tax) during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company's books at the date of the transaction of approximately $7.0 million and $49.5 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company's income statement for the three-month period ended March 31, 2000.

ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion of the Company's results of operations is based on the results of the Closed Block combined on a line by line basis with the results of operations outside the Closed Block, for such respective periods. The discussion and analysis of the Company's financial condition and results of operations presented below should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes to the unaudited interim condensed consolidation financial statements included elsewhere herein and MONY Group's 2000 Annual Report.

RESULTS OF OPERATIONS

     The following tables present the Company's consolidated and segment results of operations for the three-month period ended March 31, 2001 and 2000. The discussion following these tables discusses the Company's consolidated and segment results of operations.

                                                  FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001
                                   ------------------------------------------------------------------------------
                                                                  RETAIL
                                                               BROKERAGE AND
                                                                INVESTMENT
                                   PROTECTION   ACCUMULATION      BANKING      OTHER   RECONCILING   CONSOLIDATED
                                   ----------   ------------   -------------   -----   -----------   ------------
                                                                  ($ IN MILLIONS)
REVENUES:
Premiums.........................    $161.6        $ 1.3           $  --       $ 2.2      $  --         $165.1
Universal life and
  investment-type product policy
  fees...........................      34.5         15.2              --          --         --           49.7
Net investment income and
  realized gains on
  investments....................     149.9         20.2             0.8         6.0        9.3          186.2
Group Pension Profits............       9.9           --              --          --         --            9.9
Retail Brokerage and investment
  Banking........................        --                         71.1          --         --           71.1
Other income.....................      (2.2)        26.2              --         4.5        1.8           30.3
                                     ------        -----           -----       -----      -----         ------
                                      353.7         62.9            71.9        12.7       11.1          512.3
                                     ------        -----           -----       -----      -----         ------
BENEFITS AND EXPENSES:
Benefits to policyholders........     183.2          5.8              --         5.9        2.8          197.7
Interest credited to
  policyholders' account
  balances.......................      15.5         10.3              --         2.5         --           28.3
Amortization of deferred policy
  acquisition costs..............      30.9          6.3              --          --         --           37.2
Dividends to policyholders.......      54.0          0.4              --         0.2         --           54.6
Other operating costs and
  expenses.......................      49.6         28.1            73.8         9.6       13.1          174.2
                                     ------        -----           -----       -----      -----         ------
                                      333.2         50.9            73.8        18.2       15.9          492.0
                                     ------        -----           -----       -----      -----         ------
Income before income taxes.......    $ 20.5        $12.0           $(1.9)      $(5.5)     $(4.8)          20.3
                                     ======        =====           =====       =====      =====
Income tax expense...............                                                                          7.0
                                                                                                        ------
Net Income.......................                                                                       $ 13.3
                                                                                                        ======

                                                  FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000
                                   ------------------------------------------------------------------------------
                                                                  RETAIL
                                                               BROKERAGE AND
                                                                INVESTMENT
                                   PROTECTION   ACCUMULATION      BANKING      OTHER   RECONCILING   CONSOLIDATED
                                   ----------   ------------   -------------   -----   -----------   ------------
                                                                  ($ IN MILLIONS)
REVENUES:
Premiums.........................    $162.5        $  0.1          $  --       $ 2.4      $  --         $165.0
Universal life and
  investment-type product policy
  fees...........................      30.3          18.9             --         0.7         --           49.9
Net investment income and
  realized gains on
  investments....................     283.6          50.6            0.1        33.6        2.5          370.4
Group Pension Profits............      10.1            --             --          --         --           10.1
Retail Brokerage and investment
  banking........................                                   18.4                                  18.4
Other income.....................       4.1          31.3             --         4.5        1.3           41.2
                                     ------        ------          -----       -----      -----         ------
                                      490.6         100.9           18.5        41.2        3.8          655.0
BENEFITS AND EXPENSES:
Benefits to policyholders........     170.4           5.3             --         3.9        1.1          180.7
Interest credited to
  policyholders' account
  balances.......................      13.4          12.5             --         2.5         --           28.4
Amortization of deferred policy
  acquisition costs..............      30.0           7.5             --          --         --           37.5
Dividends to policyholders.......      56.6           0.4             --         0.2         --           57.2
Other operating costs and
  expenses.......................      79.1          29.9           18.1         9.5        2.4          139.0
                                     ------        ------          -----       -----      -----         ------
                                      349.5          55.6           18.1        16.1        3.5          442.8
                                     ------        ------          -----       -----      -----         ------
Income before income taxes and
  extraordinary item.............    $141.1        $ 45.3          $ 0.4       $25.1      $ 0.3          212.2
                                     ======        ======          =====       =====      =====
Income tax expense...............                                                                         74.3
                                                                                                        ------
Income before extraordinary
  item...........................                                                                        137.9
Extraordinary item...............                                                                         36.7
                                                                                                        ------
Net Income.......................                                                                       $101.2
                                                                                                        ======

  Three-Month Period Ended March 31, 2001
  Compared to the Three-Month Period Ended March 31, 2000.

     Premiums --

     Premium revenue was $165.1 million for the three-month period ended March 31, 2001, an increase of $0.1 million, or less than 1.0% from $165.0 million reported for the comparable prior year period ended March 31, 2000. The increase was a result of higher sales of a new immediate annuity product in the Accumulation Products segment of $1.2 million that was offset by decreases in the Protection Products segment of $0.9 million. The decrease was primarily comprised of lower renewal premiums of $7.0 million due to the reduction of the in-force block, offset by an increase of $5.6 million in new and renewal premiums, respectively, from special risk term insurance products offered by the Company's subsidiary, U.S. Financial Life Insurance Company ("USFL"). The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution, the improvement of its financial strength ratings since being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See "New Business Information" for a discussion regarding period to period sales and related trends.

     Universal life and investment-type product policy fees --

     Universal life and investment-type product policy fees were $49.7 million for three-month period ended March 31, 2001, a decrease of $0.2 million, or 0.4% from $49.9 million reported for the comparable prior year period ended March 31, 2000. The decrease was a result of lower fees in the Accumulation Products segment of $3.7 million primarily attributable to lower fund balances and a $2.2 million decrease in surrender charges in the Company's flexible payment variable annuity ("FPVA") product. The decrease in surrender charges reflects the positive effects of the efforts of the Company's conservation unit and other measures designed to improve persistency. This was offset by higher fees of $4.2 million in the Protection Products segment which was primarily attributable to higher variable universal life ("VUL") and corporate sponsored VUL ("CSVUL") fees of $0.5 million and $1.7 million, respectively and lower reinsurance ceded of $2.5 million. For the period ended March 31, 2001, the Company reported total fees from its VUL business of approximately $11.5 million, as compared to $11.0 million reported for comparable prior year period. Higher sales and the growth in inforce are the primary reasons for the increase. The total fee income for CSVUL was $2.2 million as of March 31, 2001, as compared to $0.5 million for the comparable prior period. The $1.7 million increase is primarily due to growth in inforce.

     Net investment income and realized gains on investments --

     Net investment income was $183.7 million for the three-month period ended March 31, 2001, a decrease of $168.1 million, or 47.8%, from $351.8 million reported for the comparable prior year period. The decrease in net investment income is primarily related to a decrease in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of or investment in equity securities issued by such companies. For the three-month period ended March 31, 2001, the Company had a loss of $4.8 million relating to such partnership investments, a decrease of $170.6 million from a gain of $165.8 million recorded for the three-month period ended March 31, 2000. As of March 31, 2001, invested assets excluding trading portfolio assets of $689.7 million were $11,057.2 million (including cumulative unrealized gains of $120.4 million on fixed maturity securities) compared to $10,968.7 million (including cumulative unrealized losses of $208.1 million on fixed maturity securities) for the prior period. At March 31, 2001, fixed maturity securities, mortgage loans and real estate represented approximately 61.9%, 15.4% and 1.9%, respectively, of total invested assets (excluding trading portfolio assets), as compared to 60.0%, 16.6% and 3.4%, respectively, at March 31, 2000. See
"Investments -- Results by Asset Category."

     Net realized capital gains were $2.5 million for the three-month period ended March 31, 2001, a decrease of $16.1 million, from gains of $18.6 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000.

                                                              FOR THE THREE-MONTH
                                                                 PERIODS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2001          2000
                                                              -----         -----
                                                                ($ IN MILLIONS)
Real estate.................................................  $(1.6)        $(0.6)
Equity securities...........................................   (1.6)         20.2
Fixed maturities............................................    4.7          (3.0)
Mortgage loans..............................................    1.7           2.1
Other.......................................................   (0.7)         (0.1)
                                                              -----         -----
                                                              $ 2.5         $18.6
                                                              =====         =====

     As of March 31, 2001, the Company had approximately $25.0 million of additional pretax gains related to its venture capital limited partnership investments that may be realized in the future subject to market fluctuation.

     Net investment income and net realized gains on investments are allocated to the Company's segment based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment.

     Group Pension Profits --

     Group Pension Profits were $9.9 million for the three-month period ended March 31, 2001, a decrease of $0.2 million, or 2.0%, from $10.1 million in the comparable prior year period ended March 31, 2000. The decrease was due to a reduction in operating income of $1.3 million due to the run off of the Group Pension business, offset by higher realized gains due to a bond prepayments in 2001.

     For summary financial information relating to the Group Pension profits, refer to Note 5 of the Unaudited Interim Condensed Consolidated Financial Statements included herein. Management expects that Group Pension Profits will decline in future periods through the termination of the Group Pension Transaction on December 31, 2002 consistent with the continuing run-off of the underlying business.

     Retail Brokerage and Investment Banking Revenues --

     Retail Brokerage and Investment Banking revenues were $71.1 million for the three month period ended March 31, 2001, an increase of $52.7 million compared $18.4 million for the three month period ended March 31, 2000. The increase is primarily attributable to the acquisitions of Advest and Matrix in the first quarter of 2001. Revenues for Advest for the period January 31, 2001 (date of acquisition) through March 31, 2001, were $58.3 million. See "New Business Information."

     Other income --

     Other income (which consists primarily of fees earned by the Company's mutual fund management, revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $30.3 million for the three-month period ended March 31, 2001, a decrease of $10.9 million, or 26.5%, from $41.2 million reported for the comparable prior year period. The decrease was primarily due to lower income of $6.3 million and $5.1 million in the Protection Products segment and the Accumulation Products segment, respectively.

     The decrease in income recorded in the Protection Products was primarily due to the decrease in cash surrender value of the Company's corporate owned life insurance ("COLI") contract as a result of unfavorable market conditions. In the second quarter of 2000, the Company purchased a COLI contract from a third party insurance company to better hedge the changes in the value of the Company's non-qualified employee compensation plans. The decrease in income recorded in the Accumulation Products segment was primarily attributable to lower fees earned from the Company's mutual fund management operations. The Company's mutual fund management operations reported $23.8 million in fees from advisory, underwriting and distribution services in 2001 as compared to $27.3 million in 2000, as assets under management decreased to approximately $7.2 billion at March 31, 2001 from $9.1 billion at March 31, 2000.

     Benefits to policyholders --

     Benefits to policyholders were $197.7 million for the three-month period ended March 31, 2001, an increase of $17.0 million, or 9.4%, from $180.7 million reported for comparable prior year period. The increase consisted primarily of higher benefits of approximately $12.8 million, $2.0 million and $1.7 million in the Company's Protection Products segment, Other Product segment and the Company's benefit plans, respectively. The increase of $12.8 million in the Protection Products segment was due to higher death benefits of $9.6 million, and an increase in USFL of $5.1 million, which is consistent with the growth of traditional in-force block. The increase in the Other Products segment was due to higher death claims and higher long-term disability claims in the run-off businesses.

     Interest credited to policyholders' account balances --

     Interest credited to policyholders' account balances was $28.3 million for the three-month period ended March 31, 2001, a decrease of $0.1 million, or 0.4%, from $28.4 million reported for the comparable prior year period. The decrease was the result of lower interest crediting of $2.2 million in the Company's Accumulation Products segment primarily due to lower interest crediting on single premium deferred annuities ("SPDA") of $1.0 million. During the first quarter of 2001, SPDA account value decreased approximately $5.1 million to $290.2 million as compared to $295.3 million in the prior year period. The decrease in account value in 2001 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products. This was offset by higher interest crediting of $2.1 million in the Company's Protection Products segment due to a $1.8 million increase in CSVUL consistent with an increase in the general account fund values.

     Amortization of deferred policy acquisition costs --

     Amortization of deferred policy acquisition costs ("DAC") was $37.2 million for the three-month period ended March 31, 2000, a decrease of $0.3 million, or 0.8%, from $37.5 million reported in the comparable prior year period. The decrease primarily resulted from lower amortization FPVA of $1.2 million due to a decline in FPVA inforce business and the exchange activity to the new variable annuity products where better persistency is anticipated. This was offset by higher amortization in the Company's Protection Products segment of $0.9 million, which primarily consisted of an increase of $3.4 million in the traditional life products due to poorer than expected persistency, offset by lower universal life and VUL of $1.5 million and $0.7 million, respectively due to higher death claims and a decrease in amortization related to USFL.

     Dividends to policyholders --

     Dividends to policyholders were $54.6 million for the three-month period ended March 31, 2001, a decrease of $2.6 million, or 4.5%, from $57.2 million reported for the comparable prior year period. The decrease, substantially all of which occurred in the Protection Products segment, resulted primarily from a reduction in the additional dividend liability established in the Closed Block as of March 31, 2001, as compared to March 31, 2000.

     Other operating costs and expenses --

     Other operating costs and expenses were $174.2 million for the three-month period ended March 31, 2001, an increase of $35.2 million, or 25.3%, from $139.0 million reported for the comparable prior year period. This increase consisted of $55.7 million for the Retail Brokerage and Investment Banking segment, resulting from the acquisition of Advest and $5.2 higher interest expense resulting from the financing of the Advest acquisition. Offsetting these increases were $6.9 million lower benefit plan expenses primarily due to the decline in the market and $21.8 million lower incentive compensation.

NEW BUSINESS INFORMATION

     The Company distributes its products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers,
(ii) sales of Protection Products by the Company's USFL subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company's corporate marketing team, and (iv) sales of a variety of financial products and services through the Company's Trusted Advisors subsidiary. The table below and discussion which follows present certain information with respect to the Company's sales of protection and accumulation products during the three month periods ended March 31, 2001 and 2000 by source of distribution. Management uses this information to measure the Company's sales production from period to period by source of distribution as well as revenues generated by the retail brokerage and investment banking segment. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long

Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented. The amounts presented with respect to the Retail Brokerage and Investment Banking segment represent fees earned by Advest, Matrix and MSC primarily from securities brokerage, investment banking and asset management services.

                      NEW BUSINESS AND REVENUES BY SOURCE

                                                              THREE-MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2001          2000
                                                              -----         -----
                                                                ($ IN MILLIONS)
NEW BUSINESS BY SOURCE OF DISTRIBUTION
  Protection Products
     Career Agency System...................................  $17.1         $20.2
     U.S. Financial Life Insurance Company..................    9.8           8.9
     Complementary Distribution (4).........................   22.4          23.6
                                                              -----         -----
       Total New Annualized Life Insurance Premiums.........  $49.3         $52.7
                                                              =====         =====
  Accumulation Products
     Career Agency System -- Variable Annuities (1).........  $  72         $ 116
     Career Agency System -- Mutual Funds...................    116           212
     Third Party Distribution -- Mutual Funds...............    249           549
                                                              -----         -----
       Total Accumulation Sales.............................  $ 437         $ 877
                                                              =====         =====
RETAIL BROKERAGE & INVESTMENT BANKING REVENUES
     Advest (2).............................................  $58.3         $75.7
     MONY Securities Corp...................................   11.0          18.4
     Matrix Capital Markets (3).............................    1.8           1.4
                                                              -----         -----
       Total Revenue........................................  $71.1         $95.5
                                                              =====         =====

---------------
(1) Excludes sales associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company

(2) Amounts presented for Advest are for the two month periods ended March 31, 2001 and March 31, 2000. Advest was acquired on January 31, 2001 and accordingly, the Company's consolidated results of operations include only the activity of Advest for the two month period ended March 31, 2001. The comparable prior year activity is shown in the table above for discussion purposes only and such results are not included in the results of operations of the Company for the three month period ended March 31, 2000.

(3) Amounts presented for Matrix are for the three month periods ended March 31, 2001 and March 31, 2000. Matrix was acquired effective January 1, 2001 and accordingly, the Company's consolidated results of operations include only the activity of Matrix for the three month period ended March 31, 2001. The comparable prior year activity is shown in the table above for discussion purposes only and such results are not included in the results of operations of the Company for the three month period ended March 31, 2000.

(4) Amounts are primarily comprised of COLI cases.

    Protection Products Segment -- New Business Information for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000

     Total new annualized and single life insurance premiums for the three month period ended March 31, 2001 were $49.3 million, compared to $52.7 million for the comparable prior year period. Sales of COLI and bank-owned life insurance ("BOLI") were $22.1 million for the three month period ended March 31, 2001, compared to $23.2 million for the three month period ended March 31, 2000. Corporate sales are large-premium cases that typically generate revenues that can fluctuate considerably from quarter-to-quarter. New USFL premiums through its brokerage general agency distribution channel rose to $9.8 million for the three month period ended March 31, 2001 from $8.9 million in the three month period ended March 31, 2000. A greater percentage of USFL's business is generated by permanent insurance, resulting in higher margins. New career agency life insurance premiums (first-year and single premiums) were $17.1 million for the three month period ended March 31, 2001, compared to $20.2 million for the three month period ended March 31, 2000. Sales of variable-based life insurance products, which comprise a significant portion of the Company's life insurance products, are heavily influenced by the performance of the stock market.

     Last year, the Company introduced MONY Independent Network, which sells the Company protection products through brokerage general agents and broker/dealers. As of the end of the first quarter, the Company secured 50 agreements with brokerage general agencies and broker/dealers. Through these agreements, the Company has access to 150 locations, representing over 10,000 active producers.

    Accumulation Products Segment -- New Business Information for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000

     The following tables set forth assets under management as of March 31, 2001 and March 31, 2000, and changes in the primary components of assets under management for the three-month periods ended March 31, 2001 and 2000:

                                                                AS OF       AS OF
                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
                                                              ---------   ---------
                                                                 ($ IN BILLIONS)
ASSETS UNDER MANAGEMENT:(1)
Individual variable annuities...............................    $3.9        $ 4.9
Individual fixed annuities..................................     0.7          0.8
Proprietary retail mutual funds.............................     4.3          5.2
                                                                ----        -----
                                                                $8.9        $10.9
                                                                ====        =====

                                                                  FOR THE
                                                                THREE-MONTH
                                                               PERIODS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                              ($ IN BILLIONS)
INDIVIDUAL VARIABLE ANNUITIES:
Beginning account value.....................................  $ 4.4     $ 4.9
Sales(2)....................................................    0.1       0.1
Market appreciation.........................................   (0.5)      0.1
Surrenders and withdrawals(2)...............................   (0.1)     (0.2)
                                                              -----     -----
Ending account value........................................  $ 3.9     $ 4.6
                                                              =====     =====

PROPRIETARY RETAIL MUTUAL FUNDS:
Beginning account value.....................................  $ 4.8     $ 4.8
Sales.......................................................    0.4       0.8
Dividends reinvested........................................    0.0       0.1

                                                                  FOR THE
                                                                THREE-MONTH
                                                               PERIODS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                              ($ IN BILLIONS)
Market appreciation.........................................   (0.6)      0.2
Redemptions.................................................   (0.3)     (0.3)
                                                              -----     -----
Ending account value........................................  $ 4.3     $ 5.2
                                                              =====     =====

---------------
(1) Results exclude USFL.

(2) Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

     New accumulation assets raised during the three month period ended March 31, 2001 were $437 million, compared to a record $877 million in the three month period ended March 31, 2000. The sales record achieved during the three month period ended March 31, 2000 was due to strong demand for the Enterprise Internet and growth mutual funds as a result of the unprecedented performance of the equity markets.

     Against difficult market conditions, The Enterprise Group of Funds had sales of $365 million during the three month period ended March 31, 2001, compared to sales of $761 million during the three month period ended March 31, 2000. Despite these difficult market conditions, net inflows during the three month period ended March 31, 2001 were $68 million. Enterprise mutual fund sales through third-party broker-dealers were $249 million during the three month period ended March 31, 2001, compared with $549 million in the comparable prior year period. Enterprise funds sold through the career system were $116 million for the three month period ended March 31, 2001, compared to $212 million for the three month period ended March 31, 2000. Sales of variable annuities were $72 million for the three month period ended March 31, 2001, compared with $116 million in the comparable prior-year period.

    Retail Brokerage & Investment Banking Segment -- Revenue Information for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000

     The Retail Brokerage and Investment Banking segment includes securities brokerage, trading, investment banking, trust and asset management services to high-net worth individuals and small to mid-size business owner clients through Advest, Matrix and MSC. The Retail Brokerage and Investment Banking segment revenues were $71.1 million for the three month period ended March 31, 2001.

     Advest revenues were $58.3 million for February and March 2001, compared with a record $75.7 million for the months of February and March 2000. The Company completed its acquisition of Advest on January 31, 2001 and accordingly only those revenues generated by Advest subsequent to the acquisition are included in the results of operations of the Company. Advest earned $2.3 million during the three month period ended March 31, 2001, before merger related expenses of $2.8 million which were primarily comprised of $1.3 million in broker retention expenses and $1.1 million of goodwill amortization. Advest's pretax loss was $0.5 million for the two month period ended March 31, 2001.

     Revenues from Advest's private client group were $30.1 million for the months of February and March 2001, compared to $43.7 million for the same period in 2000. Market volatility adversely affected revenue. Advest's private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

     For the three month period ended March 31, 2001, MSC., a registered securities broker-dealer for the Company's career network, posted revenues of $11 million for the three months ended March 31, 2001, compared with $18.4 million during the comparable prior year period. MSC reported a pre-tax loss of $1.4 million for the three month period ended March 31, 2001 compared to a $0.4 million pre-tax gain for the three month period ended March 31, 2000. The decrease was primarily attributable to the equity market volatility which resulted in lower trading volumes. The financial performance of MSC was previously reported in the Other Products segment in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     MONY Group

     MONY Group's cash flow consists of investment income from its invested assets (including interest from the Inter-company Surplus Notes, as hereafter defined) and dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of MONY Group's affairs and interest expense on its outstanding indebtedness. As a holding company, MONY Group's ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depend upon payments from its subsidiaries, including the receipt of; (i) dividends, (ii) interest income on the Inter-company Surplus Notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. In addition, payments of principal and interest on the Inter-company Surplus Notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments further may be made only out of surplus funds, which are available for such payments under the New York Insurance Law.

     Issuance of Senior Notes and Repurchase of Surplus Notes

     On January 12, 2000, the MONY Group filed a registration statement on Form S-3 with the SEC to register certain securities (the "Shelf Registration"). This registration, provides the Company with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder.

     On March 8, 2000, the MONY Group issued $300.0 million principal amount of senior notes (the "Senior Notes") pursuant to the Shelf Registration. The Senior Notes mature on March 15, 2010, bear interest at 8.35% per annum and were priced at a discount to yield 8.38%. The principal amount of senior notes is payable at maturity and interest is payable semi-annually. The net proceeds to the Company from the issuance of the Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the MONY Group as discussed below to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and a $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the "9.5% Notes" and "11.25% Notes, respectively), which were outstanding at December 31, 1999.

     To finance MONY Life's repurchase of the 9.5% Notes and the 11.25% Notes, the MONY Group, on March 8, 2000: (i) purchased two surplus notes from MONY Life (hereafter referred to as the "Inter-company Surplus Notes") to replace the 9.5% Notes and the 11.25% Notes. The terms of the Inter-company Surplus Notes are identical to the 9.5% Notes and the 11.25% notes, except that the Inter-company Surplus Notes were priced to yield a current market rate of interest and the inter-company surplus note issued to replace the $116.5 million face amount of the 11.25% Notes was issued at a face amount of $100.0 million and
(ii) contributed capital to MONY Life in the amount of $65.0 million.

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

     On December 7, 2000, MONY Group issued $275 million principal amount of Senior Notes (the "$275 million Senior Notes") pursuant to the aforementioned Shelf Registration. The $275 million Senior

Notes mature on December 15, 2005 and bear interest at 7.45% per annum. The principal amount of the $275 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds, after deducting underwriting commissions and other expenses were used to fund the acquisition of Advest.

     Capitalization

     The Company's total capitalization, excluding accumulated comprehensive income and short term debt, increased to $2,754.6 million at March 31, 2001, as compared to $2,597.0 million at December 31, 2000. The increase was primarily the result of an increase in paid in capital from the issuance of common stock in connection with the acquisition of Advest. The Company's debt to equity and debt to total capitalization ratios (excluding accumulated comprehensive income and short term debt) decreased to 27% and 21% at March 31, 2001, respectively, from 28% and 22% at December 31, 2000, respectively. Included in total debt used in the above calculations are $54.0 million and $52.3 million of non-recourse indebtedness as of March 31, 2001 and December 31, 2000, respectively.

     MONY Life

     MONY Life's cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, operating expenses, income taxes, acquisitions of invested assets, and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to the MONY Life's obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans.

     The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company's total annuity reserves and deposit liabilities at March 31, 2001 and December 31, 2000.

                         WITHDRAWAL CHARACTERISTICS OF
                    ANNUITY RESERVES AND DEPOSIT LIABILITIES

                                                                                  AMOUNT AT
                                                       AMOUNT AT      PERCENT    DECEMBER 31,   PERCENT
                                                     MARCH 31, 2001   OF TOTAL       2000       OF TOTAL
                                                     --------------   --------   ------------   --------
                                                                       ($ IN MILLIONS)
Not subject to discretionary withdrawal
  Provisions.......................................     $1,278.2        20.1%      $1,352.9       19.4%
Subject to discretionary withdrawal with market
  value adjustment or at carrying value less
  surrender charge.................................      4,038.6        63.4        4,537.7       65.2
                                                        --------       -----       --------      -----
Subtotal...........................................      5,316.8        83.5        5,890.6       84.6
                                                        --------       -----       --------      -----
Subject to discretionary withdrawal -- without
  adjustment at carrying value.....................      1,052.8        16.5        1,071.8       15.4
                                                        --------       -----       --------      -----
Total annuity reserves and deposit liabilities
  (gross)..........................................      6,369.6       100.0%       6,962.4      100.0%
                                                        --------       =====       --------      =====
Less reinsurance...................................         74.2                       74.2
                                                        --------                   --------
Total annuity reserves and deposit liabilities
  (net)............................................     $6,295.4                   $6,888.2
                                                        ========                   ========

     The following table sets forth by product line the actual surrenders and withdrawals paid for the period indicated.

                                                                  FOR THE
                                                                THREE-MONTH
                                                                PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                              ($ IN MILLIONS)
PRODUCT LINE:
Tradition life..............................................  $ 97.8    $109.5
Variable and universal life.................................    28.0      10.3
Annuities(1)................................................   134.3     241.1
Pensions(2).................................................    33.7     102.8
                                                              ------    ------
     Total..................................................  $293.8    $463.7
                                                              ======    ======

---------------
(1) Excludes surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(2) Excludes transfers between funds within the company benefit plans.

     Annuity surrenders have decreased for the three-month period ended March 31, 2001 compared to the comparable prior year period reflecting the Company's conservation efforts and positive effects of the exchange program.

     The Company's principle sources of liquidity to meet cash outflows of liquid assets and its net operating cash flow. During the three-month period ended March 31, 2001 the net cash outflow from operations was ($7.2) million, a $29.3 million decrease from March 31, 2000 which was $22.1 million. The decrease primarily relates to lower payments form the Group Pension Profits, higher death benefit payments, higher general expenses offset in part by lower tax payments. The Company's liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company's sources of liquidity are adequate to meet its anticipated needs. As of March 31, 2001, the Company had readily marketable fixed maturity securities with a carrying value of $6,848.8 million (including fixed maturities in the Closed Block), which were comprised of $3,718.5 million public and $3,130.3 million private fixed maturity securities. At that date, approximately 92.0% of the Company's fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of "Baa" or higher by Moody's or "BBB" or higher by S&P). In addition, at March 31, 2001 the Company had cash and cash equivalents of $625.1 million (including cash and cash equivalents in the Closed Block).

                                  INVESTMENTS

     The Company's invested assets are allocated between the Closed Block and operations outside the Closed Block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, the invested assets in the Closed Block have been combined with the Company's invested assets outside the Closed Block for purposes of the following discussion and analysis. In addition, the following discussion excludes invested assets transferred in the Group Pension Transaction. Accordingly, this discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 5 to the Unaudited Interim Condensed Consolidated Financial Statements.

     The following discussion analyzes the results of the major categories of general account invested assets, which includes invested assets of the Closed Block and excludes trading securities of Advest.

     The following table summarizes the invested assets of the Company at the dates indicated:

                                                                 AS OF               AS OF
                                                            MARCH 31, 2001     DECEMBER 31, 2000
                                                           -----------------   -----------------
                                                           CARRYING    % OF    CARRYING    % OF
                                                             VALUE     TOTAL     VALUE     TOTAL
                                                           ---------   -----   ---------   -----
                     INVESTED ASSETS                                   ($ MILLIONS)
                     ---------------
Fixed Maturities, Available for Sale.....................  $ 6,846.0    61.9%  $ 6,693.0    59.6%
Fixed Maturities, Held to Maturity.......................        2.8     0.0          --     0.0
Equity Securities, Available for Sale....................      317.5     2.9       328.6     2.9
Mortgage Loans on Real Estate............................    1,701.0    15.4     1,754.7    15.6
Policy Loans.............................................    1,259.2    11.4     1,264.6    11.3
Real Estate to be Disposed Of............................      166.6     1.5       171.3     1.6
Real Estate Held for Investment..........................       47.8     0.4        40.7     0.4
Other Invested Assets....................................       91.2     0.8       100.0     0.9
Cash and Equivalents.....................................      625.1     5.7       869.6     7.7
                                                           ---------   -----   ---------   -----
  Invested Assets, excluding Trading Securities..........  $11,057.2   100.0%  $11,222.5   100.0%
                                                                       =====               =====
Trading Securities.......................................      689.7                  --
                                                           ---------           ---------
  Total Invested Assets..................................  $11,746.9           $11,222.5
                                                           =========           =========

     The following table illustrates the net investment income yields on average assets for each of the components of the Company's investment portfolio, excluding net realized gains and losses as of the indicated dates. The yields are based on quarterly average carrying values, (excluding unrealized gains and losses in the fixed maturity asset category). Equity real estate income is shown net of operating expenses, depreciation and minority interest. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fees.

                      INVESTMENT RESULTS BY ASSET CATEGORY

                                                              THREE-MONTH
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2001   2000
                                                              ----   -----
Fixed Maturities............................................   7.5%    7.3%
Equity securities(1)........................................  (5.7)  128.6
Mortgage loans on real estate...............................   8.2     8.0
Policy loans................................................   7.0     6.7
Real estate.................................................   5.1     6.7
Other invested assets.......................................   5.5    17.4
Cash and cash equivalents...................................   5.8     6.7
  Total invested assets before investment expenses..........   7.0%   13.0%
  Investment expenses.......................................  (0.4)   (0.3)
                                                              ----   -----
  Total invested assets after investment expenses(1)........   6.6%   12.7%
                                                              ====   =====

---------------
(1) The decrease in net investment income yields was primarily due to a decrease in limited partnership income included in the equity securities asset category of $170.6 million. The net investment income yields excluding the limited partnership income are 7.0% and 6.9% for the three-month periods ended March 31, 2001 and 2000, respectively.

     The yield on general account invested assets (including net realized gains and losses on investments) was 6.7% and 13.4% for the three-month period ended March 31, 2001 and 2000, respectively.

FIXED MATURITIES

     Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 61.9% and 59.6% of total invested assets at March 31, 2001 and December 31, 2000, respectively.

     The Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC Designations". The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade ("Baa" or higher by Moody's, or "BBB" or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade ("Ba" or lower by Moody's, or "BB" or lower by S&P).

     The following table presents the Company's fixed maturities by NAIC Designation and the equivalent ratings of the Nationally Recognized Rating Organizations as of the dates indicated, as well as the percentage, based on fair value, that each designation comprises.

                    TOTAL FIXED MATURITIES BY CREDIT QUALITY

                                                         QUARTER ENDED                           YEAR ENDED
                                                         MARCH 31, 2001                      DECEMBER 31, 2000
                                                --------------------------------      --------------------------------
 NAIC                                           AMORTIZED    % OF     ESTIMATED       AMORTIZED    % OF     ESTIMATED
RATING  RATING AGENCY EQUIVALENT DESIGNATION      COST       TOTAL    FAIR VALUE        COST       TOTAL    FAIR VALUE
------  ------------------------------------    ---------    -----    ----------      ---------    -----    ----------
                                                          ($ MILLIONS)                          ($ MILLIONS)
  1     Aaa/Aa/A                                $3,743.5     55.9%     $3,830.7       $3,739.7     56.1%     $3,757.9
  2     Baa                                      2,402.4     35.7%      2,445.9        2,389.8     35.7%      2,388.7
  3     Ba                                         455.4      6.6%        450.1          442.9      6.4%        427.7
  4     B                                           78.2      1.0%         71.9           80.2      1.1%         73.6
  5     Caa and lower                               17.4      0.3%         17.7           20.7      0.3%         17.5
  6     In or near default                           4.1      0.1%          5.4            2.0      0.0%          1.8
                                                --------     -----     --------       --------     -----     --------
        Subtotal                                 6,701.0     99.6%      6,821.7        6,675.3     99.6%      6,667.2
        Redeemable preferred stock                  27.4      0.4%         27.1           27.4      0.4%         25.8
                                                --------     -----     --------       --------     -----     --------
        Total Fixed Maturities                  $6,728.4     100.0%    $6,848.8       $6,702.7     100.0%    $6,693.0
                                                ========     =====     ========       ========     =====     ========

     Of the Company's total portfolio of fixed maturity securities at March 31, 2001, 92.0% were investment grade and 8.0% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

     The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at March 31, 2001 and December 31, 2000.

     As of March 31, 2001 the fair value of the Company's problem, potential problem and restructured fixed maturities were $59.9 million, $34.3 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.4% of total fixed maturities. As of December 31, 2000, the fair value of the Company's problem, potential problem and restructured fixed maturities were $54.1 million, $6.6 million and $0.0 million, respectively, which, in the aggregate, represented approximately 0.9% of total fixed maturities.

     At March 31, 2001, the Company's largest unaffiliated single concentration of fixed maturities was $248.1 million of Federal National Mortgage Association ("FNMA") which represents 2.2% of total invested assets. The largest non-government issuer consists of $201.9 million of notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at March 31, 2001. No other individual non-government issuer represents more than 0.5% of total invested assets.

     The Company held approximately $1,104.6 million and $1,103.9 million of mortgage-backed and asset-backed securities as of March 31, 2001 and December 31, 2000, respectively. Of such amounts, $326.9 million and $338.9 million, or 29.6% and 30.7%, respectively, represented agency-issued pass-through and collateralized mortgage obligations ("CMOs") secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company's exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2001 and December 31, 2000, 84.2% and 84.5%, respectively, of the Company's mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

     The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held by the Company as of the dates indicated.

                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
CMOs........................................................  $  481.3      $  497.1
Pass-through securities.....................................      30.4          28.0
Commercial MBSs.............................................     116.5         106.4
Asset-backed securities.....................................     476.4         472.4
                                                              --------      --------
     Total MBSs and asset-backed securities.................  $1,104.6      $1,103.9
                                                              ========      ========

     The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 2001 and December 31, 2000 are as follows:

            FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                               AS OF                    AS OF
                                                           MARCH 31, 2001         DECEMBER 31, 2000
                                                       ----------------------   ----------------------
                                                       AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                         COST      FAIR VALUE     COST      FAIR VALUE
                                                       ---------   ----------   ---------   ----------
                                                                       ($ IN MILLIONS)
Due in one year or less..............................  $  136.8     $  137.6    $   25.8     $   25.8
Due after one year through five years................   1,912.3      1,958.6     1,500.2      1,506.4
Due after five years through ten years...............   2,650.7      2,703.7     2,754.2      2,751.2
Due after ten years..................................     941.3        944.3     1,325.5      1,305.7
                                                       --------     --------    --------     --------
  Subtotal...........................................   5,641.1      5,744.2     5,605.7      5,589.1
Mortgage-backed and other asset-backed securities....   1,087.3      1,104.6     1,097.0      1,103.9
                                                       --------     --------    --------     --------
  Total..............................................  $6,728.4     $6,848.8    $6,702.7     $6,693.0
                                                       ========     ========    ========     ========

MORTGAGE LOANS

     Mortgage loans comprised 15.4% and 15.6% of total invested assets as of March 31, 2001 and December 31, 2000, respectively. Mortgage loans consisted of commercial, agricultural and residential loans. As of March 31, 2001 and December 31, 2000 commercial mortgage loans comprised $1,391.5 million and $1,443.3 million or 81.8% and 82.2% of total mortgage loan investments, respectively. Agricultural loans comprised $308.4 million and $310.3 million, or 18.1% and 17.7% of total mortgage loans, respectively.

Residential mortgage loans comprised $1.1 million and $1.1 million, or 0.1% and 0.1% of total mortgage loan investments at March 31, 2001 and December 31, 2000, respectively.

     COMMERCIAL MORTGAGE LOANS

     For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $46.1 million and represented less than 0.5% of general account invested assets as of March 31, 2001. Amounts loaned on 20 properties were $20 million or greater, representing in the aggregate 39.2% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 20.5% of the total carrying value of the commercial loan portfolio and less than 2.6% of total invested assets at March 31, 2001.

     The following table presents the Company's commercial mortgage loan maturity profile for the period indicated.

              COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                                                  AS OF               AS OF
                                                              MARCH 31, 2001    DECEMBER 31, 2000
                                                             ----------------   ------------------
                                                             CARRYING   % OF    CARRYING     % OF
                                                              VALUE     TOTAL     VALUE     TOTAL
                                                             --------   -----   ---------   ------
                                                                        ($ IN MILLIONS)
1 year or less.............................................  $  112.6     8.1%  $  118.0      8.2%
Due after one year through five years......................     454.5    32.7      464.7     32.2
Due after five years through ten years.....................     487.9    35.0      525.6     36.4
Due after ten years........................................     336.5    24.2      335.0     23.2
                                                             --------   -----   --------    -----
                                                             $1,391.5   100.0%  $1,443.3    100.0%
                                                             ========   =====   ========    =====

     Loans that are delinquent and loans in process of foreclosure are categorized by the Company as "problem" loans. Loans with valuation allowances, but that are not currently delinquent, and loans which are on watchlist are categorized by the Company as "potential problem" loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as "restructured" loans.

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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                     COMMERCIAL MORTGAGES AT CARRYING VALUE

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Total commercial mortgages..................................  $1,391.5      $1,443.0
                                                              --------      --------
Problem commercial mortgages(1).............................      13.4          14.8
Potential problem commercial mortgages......................      72.5          64.7
Restructured commercial mortgages...........................      69.0          75.6
                                                              --------      --------
Total problem, potential problem & restructured commercial
  mortgages.................................................  $  154.9      $  155.1
                                                              --------      --------
Total problem, potential problem and restructured commercial
  mortgages as a percent of total commercial mortgages......      11.1%         10.7%
                                                              ========      ========

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Valuation allowances/writedowns(2)
Problem loans...............................................    $ 0.1        $ 0.4
Potential problem loans.....................................     16.4         14.3
Restructured loans..........................................      7.0          7.7
                                                                -----        -----
Total valuation allowances/writedowns(2)....................    $23.5        $22.4
                                                                -----        -----
Total valuation allowances/writedowns as a percent of
  problem, potential problem and restructured commercial
  mortgages at carrying value before valuation allowances
  and writedowns............................................     13.2%        12.6%
                                                                =====        =====

---------------
(1) Problem commercial mortgages included delinquent mortgages of $5.4 million and $0.0 million and loans in process of foreclosure of $8.0 million and $14.8 million at March 31, 2001 and December 31, 2000, respectively.

(2) Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a Loan, of $11.1 million at March 31, 2001 and December 31, 2000.

     In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2001 and December 31, 2000, such reserves were $15.5 million, and $17.7 million, respectively.

     AGRICULTURAL MORTGAGE LOANS

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

                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                    AGRICULTURAL MORTGAGES AT CARRYING VALUE

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Total agricultural mortgages................................   $308.4        $310.3
                                                               ------        ------
  Problem agricultural mortgages(1).........................   $ 19.7        $ 10.2
  Restructured agricultural mortgages.......................      9.3          10.1
                                                               ------        ------
Total problem, potential problem & restructured agricultural
  mortgages.................................................   $ 29.0        $ 20.3
                                                               ------        ------
Total problem, potential problem and restructured
  agricultural mortgages as a percent of total agricultural
  mortgages.................................................      9.4%          6.5%
                                                               ======        ======

---------------
(1) Problem agricultural mortgages include delinquent mortgage loans of $19.7 million and $10.1 million and loans in process of foreclosure of $0.0 million and $0.1 million at March 31, 2001 and December 31, 2000, respectively.

     In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of March 31, 2001 and December 31, 2000, such reserves were $2.8 million and $2.9 million, respectively. As of March 31, 2001 and December 31, 2000, valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as restructured mortgage loans were $0.1 million and $0.2 million, respectively.

EQUITY REAL ESTATE

     The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of March 31, 2001 and December 31, 2000, the carrying value of the Company's real estate investments was $214.4 million and $212.0 million, respectively, or 1.9% and 1.9%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company's equity real estate investments by such classifications.

                               EQUITY REAL ESTATE

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Real estate.................................................   $ 53.9        $ 54.2
Joint ventures..............................................    119.4         116.3
                                                               ------        ------
  Subtotal..................................................    173.3         170.5
Foreclosed..................................................     41.1          41.5
                                                               ------        ------
          Total.............................................   $214.4        $212.0
                                                               ======        ======

EQUITY SECURITIES

     The Company's equity securities consist of investments in common stocks and limited partnership interests. The following table presents the carrying values of the Company's equity securities at the dates indicated:

                        INVESTMENTS IN EQUITY SECURITIES

                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
Common Stocks...............................................   $ 47.4        $ 50.6
Limited partnership interests...............................    270.1         277.9
                                                               ------        ------
          Total.............................................   $317.5        $328.5
                                                               ======        ======

     Common Stocks:

     The Company's investments in common stocks represented 0.4% and 0.5% of invested assets at March 31, 2001 and December 31, 2000, respectively. The Company's investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company's common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

     Limited Partnership Interests:

     The Company accounts for its investments in limited partnership interests in accordance with either the equity method of accounting or the cost method of accounting depending upon the Company's percentage of ownership of the partnership and the date the partnership was acquired.

     The following table sets forth the carrying value of the Company's investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships' ownership of public and private common stocks of the dates indicated:

                                                                   CARRYING VALUE
                                                              ------------------------
                                                                AS OF        AS OF
                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                  ($ IN MILLIONS)
EQUITY METHOD
     Public common stock....................................   $ 27.1        $ 47.8
     Private common stock...................................    108.8          97.2
                                                               ------        ------
       Sub Total............................................    135.9         145.0
COST METHOD
     Public common stock....................................     25.2          26.8
     Private common stock...................................    109.0         106.2
                                                               ------        ------
       Sub Total............................................    134.2         133.0
       Total Limited Partnership Interests..................   $270.1        $278.0
                                                               ======        ======

     The following table sets forth the Company's investments in equity limited partnership interests by business sector:

                                                                                      AS OF
                                                                   AS OF           DECEMBER 31,
                                                               MARCH 31, 2001          2000
                                                              ----------------   ----------------
                                                              CARRYING   % OF    CARRYING   % OF
                                                               VALUE     TOTAL    VALUE     TOTAL
                                                              --------   -----   --------   -----
                                                              ($ IN MILLIONS, EXCEPT PERCENTAGES)
Information Technology......................................   $141.0     52.2%   $144.1     51.8%
Domestic LBO................................................     49.9     18.5%     50.8     18.3%
Life Sciences...............................................     20.7      7.6%     21.0      7.6%
Telecommunications..........................................     13.8      5.1%     15.9      5.7%
International LBO...........................................     16.4      6.1%     18.2      6.6%
Merchant Banking............................................     13.2      4.9%     13.7      4.9%
Other.......................................................     15.1      5.6%     14.3      5.1%
                                                               ------    -----    ------    -----
          Total.............................................   $270.1    100.0%   $278.0    100.0%
                                                               ======    =====    ======    =====

     At March 31, 2001, and December 31, 2000, the Company had investments in approximately 54 and 53 different limited partnerships which represented 2.4% and 2.5%, respectively, of the Company's general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month periods ended March 31, 2001 and 2000, investment income from equity partnership interests (which is comprised primarily of the Company's pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately ($4.8) million and $165.8 million, respectively.

INVESTMENT IMPAIRMENTS AND VALUATION ALLOWANCES

     The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

                CUMULATIVE IMPAIRMENT ADJUSTMENTS AND PROVISIONS
                    FOR VALUATION ALLOWANCES ON INVESTMENTS

                                            AS OF MARCH 31, 2001              AS OF DECEMBER 31, 2000
                                      --------------------------------   ---------------------------------
                                      IMPAIRMENT    VALUATION            IMPAIRMENT    VALUATION
                                      ADJUSTMENTS   ALLOWANCES   TOTAL   ADJUSTMENTS   ALLOWANCES   TOTAL
                                      -----------   ----------   -----   -----------   ----------   ------
                                                                ($ IN MILLIONS)
Fixed maturities....................     $25.8        $  --      $25.8      $27.5        $  --      $ 27.5
Equity securities...................       2.6           --        2.6        2.6           --         2.6
Mortgages...........................      11.1         30.9       42.0       11.1         32.2        43.3
Real estate(1)......................      14.4          0.5       14.9       31.0          4.5        35.5
                                         -----        -----      -----      -----        -----      ------
          Total.....................     $53.9        $31.4      $85.3      $72.2        $36.7      $108.9
                                         =====        =====      =====      =====        =====      ======

---------------
(1) Includes $5.9 million and $22.5 million at March 31, 2001 and December 31, 2000, respectively, relating to impairments taken upon foreclosure of mortgage loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the MONY Group's 2000 Annual Report for a description of the Company's exposures to market risk, as well as the Company's objectives, policies and strategies relating to the management of such risks. The relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 2001 is not materially different from that presented in MONY Group's 2000 Annual Report except as described below with respect to the recently acquired subsidiary, Advest, whose market risk differs from market risks previously disclosed in MONY Group's 2000 Annual Report.

     The following tables and analysis includes quantitative and qualitative disclosures about market risk as they pertain to Advest.

RISK MANAGEMENT

     In the ordinary course of its business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading, rather than investment, purposes. Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the-counter equities in order to facilitate order flow and accommodate its retail and institutional customers. Advest also engages in institutional corporate bond, government agency and mortgage-backed securities trading activities.

     Market Risk

     Market risk represents the potential change in the value of financial instruments due to fluctuations in interest rates, foreign currency exchange rates, equity and commodity prices. In the ordinary course of its trading and hedging activities, Advest is exposed to interest rate and equity price risk.

     Advest is exposed to market risk arising from changes in interest rates. Advest's management seeks to reduce the risk of its trading portfolio on an aggregate basis. Its risk management activities include inventory and hedging policies. Inventory policies reflect the level of aggregate short and long positions that may be held for trading and are specified by product line. Risk management strategies also include the use of derivatives, principally exchange-traded futures contracts.

     Advest is exposed to equity price risk as a result of making a market in over-the-counter equity securities. Equity price risk arises from changes in the price and volatility of equity securities.

     Trading Accounts (Value at Risk Analysis)

     Advest performs a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. These computations are performed monthly in order to achieve a better understanding of Advest's entire risk/return profile. The establishment of improved management controls includes, as needed, the extension of our monitoring process to the security, product, trader, department, and firm wide levels. Most significantly, Advest's institutional book of business, which represents the vast majority of its usual holdings, is typically monitored daily. Although value at risk models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and hedging.

     At March 30, 2001 Advest's value at risk for each component of market risk and in total was as follows:

                        IN THOUSANDS                          MARCH 2001
                        ------------                          ----------
Interest rate risk..........................................    $492.0
Equity price risk...........................................        26
Diversification benefit.....................................       (20)
                                                                ------
Total.......................................................    $  498
                                                                ======

     The potential future loss represented by the total value at risk falls within predetermined levels of loss that are not material to the Advest's results of operations, financial condition or cash flows.

     The value at risk estimate has limitations that should be considered in evaluating Advest's potential future losses based on the year-end portfolio positions. Recent market conditions may result in statistical relationships that result in a higher value at risk than would be estimated from the same portfolio under different market conditions. In addition, a critical risk management strategy is the active management of portfolio levels to mitigate market risk. Advest's market risk exposure will continue to change with changes in the portfolio and market conditions.

     Non-trading Accounts (Tabular Presentation)

     The following table shows the interest sensitivity of non-trading assets, liabilities and financial instruments of Advest at March 31, 2001 based on their estimated maturity/repricing structure:

             MARCH 31, 2001                          PERCENT OF                                                  AFTER
    IN THOUSANDS, EXCEPT PERCENTAGES       AMOUNT      TOTAL        2001      2002     2003    2004     2005      2005
    --------------------------------      --------   ----------   --------   ------   ------   ----   --------   ------
Interest-sensitive assets
  Investment securities.................  $  8,912     100.00%    $  1,053   $2,004   $2,376   $ --   $     --   $3,479
    Average interest rate...............      7.09%                   7.41%    6.63%    7.09%    --         --     7.33%
                                          --------     ------     --------   ------   ------   ----   --------   ------
Total interest-sensitive assets.........  $  8,912     100.00%    $  1,053   $2,004   $2,376   $ --   $     --   $3,479
                                          --------     ------     --------   ------   ------   ----   --------   ------
Interest-sensitive liabilities
    Other borrowings....................  $399,881     100.00%    $385,881   $7,000   $7,000   $ --   $     --   $   --
      Average interest rate.............      6.33%                   6.27%    7.95%    7.95%    --         --       --
                                          --------     ------     --------   ------   ------   ----   --------   ------
        Total interest-sensitive
          liabilities...................  $399,881     100.00%    $385,881   $7,000   $7,000   $ --   $     --   $   --
                                          --------     ------     --------   ------   ------   ----   --------   ------

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 of the Unaudited Interim Condensed Consolidated Financial Statements included in Part I of this Report. Except as disclosed in Note 6, there have been no new material legal proceedings and no new material development in matters previously reported in MONY Group's 2000 Annual Report. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 2.  EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits
         23.1 Consent of Pricewaterhouse Coopers LLP, independent accountants.
     (b) Reports on Form 8-K

         (1) Current Report on Form 8-K filed with SEC on March 19, 2001 (responding to Items 7 and 9 of Form 8-K).
         (2) Current Report on Form 8-K filed with SEC on February 9, 2001 (responding to Items 5,7 and 9 of Form 8-K).
         (3) Current Report on Form 8-K filed with SEC on February 7, 2001 (responding to Item 2 of Form 8-K).
         (4) Current Report on Form 8-K filed with SEC on January 15, 2001 (responding to Items 7 and 9 of Form 8-K).

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

Date: May 14, 2001

                                          By: /s/ LARRY COHEN
                                            ------------------------------------
                                            Larry Cohen
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Date: May 14, 2001