Form 10-Q
period 2001-06-30
MONY GROUP INC
filed 2001-08-14
CIK 1069822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

          As of August 3, 2001 there were 48,910,354 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

ITEM 1:
THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and December 31, 2000

	June 30, 2001	December 31, 2000
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$ 6,524.7	$ 6,693.0
Fixed maturity securities held to maturity, at amortized cost	2.7	—
Trading account securities, at market value (Note 3)	454.6	—
Securities pledged as collateral (Note 3)	185.9	—
Equity securities available-for-sale, at fair value	327.3	328.6
Mortgage loans on real estate	1,759.1	1,754.7
Policy loans	1,252.6	1,264.6
Real estate to be disposed of	170.4	171.3
Real estate held for investment	47.3	40.7
Other invested assets	153.7	100.0

	10,878.3	10,352.9

Cash and cash equivalents	760.7	869.6
Accrued investment income	192.5	189.0
Amounts due from reinsurers	600.6	598.0
Premiums receivable	11.0	10.9
Deferred policy acquisition costs	1,222.5	1,209.7
Securities borrowed	784.5	—
Receivable from brokerage customers, net	486.6	—
Other Assets	875.2	549.4
Assets transferred in Group Pension Transaction (Note 5)	4,824.9	4,927.7
Separate account assets	5,448.0	5,868.1

Total assets	$26,084.8	$24,575.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$ 7,815.2	$ 7,794.5
Policyholders’ account balances	2,219.8	2,191.3
Other policyholders’ liabilities	304.6	295.9
Amounts due to reinsurers	75.2	85.6
Securities loaned	722.7	—
Securities sold, not yet purchased, at market value (Note 3)	453.4	—
Payable to brokerage customers	210.8	—
Accounts payable and other liabilities	688.7	578.7
Short term debt	399.7	52.3
Long term debt	585.3	571.1
Current federal income taxes payable	99.3	120.4
Deferred Federal Income Taxes	89.7	84.1
Liabilities transferred in Group Pension Transaction (Note 5)	4,790.4	4,897.2
Separate account liabilities	5,445.3	5,865.3

Total liabilities	23,900.1	22,536.4
Commitments and contingencies (Notes 6)
Common stock, $0.01 par value; 400 million shares authorized; 51.2 million shares issued at June 30, 2001 and 47.2 million shares issued at December 31, 2000; 49.2 million shares outstanding at June 30, 2001 and 46.2 million shares outstanding at December 31, 2000	0.5	0.5
Capital in excess of par	1,760.4	1,616.3
Treasury stock at cost: 1,898,689 million and 1,095,900 million shares at June 30, 2001 and December 31, 2000 respectively	(61.0)	(33.0)
Retained earnings	477.8	442.2
Accumulated other comprehensive income	8.9	13.0
Unamortized restricted stock compensation	(1.9)	(0.1)

Total shareholders’ equity	2,184.7	2,038.9

Total liabilities and shareholders’ equity	$26,084.8	$24,575.3

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Three-month Periods Ended June 30, 2001 and 2000

	2001	2000
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$ 173.4	$ 176.5
Universal life and investment-type product policy fees	52.3	55.9
Net investment income	189.5	229.5
Net realized gains (losses) on investments	3.0	(8.9)
Group Pension Profits (Note 5)	9.3	8.1
Retail Brokerage and Investment Banking revenues	99.8	16.0
Other income	41.7	46.1

	569.0	523.2

Benefits and Expenses:
Benefits to policyholders	194.5	202.4
Interest credited to policyholders’ account balances	27.0	25.8
Amortization of deferred policy acquisition costs	28.3	37.2
Dividends to policyholders	60.6	52.7
Other operating costs and expenses	226.8	133.6

	537.2	451.7

Income before income taxes and extraordinary item	31.8	71.5
Income tax expense	9.5	23.4

Net income	22.3	48.1
Other comprehensive (loss), net	(23.2)	(10.9)

Comprehensive income	$ (0.9)	$ 37.2

Per Share Data:
Net Income:
Basic earnings per share	$ 0.45	$ 1.03

Diluted earnings per share	$ 0.44	$ 1.01

Share Data:
Weighted-average shares used in basic per share calculation	49,363,512	46,528,902
Plus: incremental shares from assumed conversion of dilutive securities	1,549,587	1,020,958

Weighted-average shares used in diluted per share calculations	50,913,099	47,549,860

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Six-month Periods Ended June 30, 2001 and 2000

	2001	2000
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$ 338.5	$ 341.5
Universal life and investment-type product policy fees	102.0	105.8
Net investment income	373.2	581.3
Net realized gains on investments	5.5	9.7
Group Pension Profits (Note 5)	19.2	18.2
Retail Brokerage and Investment Banking revenues	170.9	34.4
Other income	72.0	87.3

	1,081.3	1,178.2

Benefits and Expenses:
Benefits to policyholders	392.2	383.1
Interest credited to policyholders’ account balances	55.3	54.2
Amortization of deferred policy acquisition costs	65.5	74.7
Dividends to policyholders	115.2	109.9
Other operating costs and expenses	401.0	272.6

	1,029.2	894.5

Income before income taxes and extraordinary item	52.1	283.7
Income tax expense	16.5	97.7

Income before extraordinary item	35.6	186.0
Extraordinary loss, net of tax	—	36.7

Net income	35.6	149.3
Other comprehensive (loss), net	(4.1)	(25.8)

Comprehensive income	$ 31.5	$ 123.5

Per Share Data:
Income before extraordinary items:
Basic earnings per share	$ 0.73	$ 3.97

Diluted earnings per share	$ 0.70	$ 3.91

Net Income:
Basic earnings per share	$ 0.73	$ 3.19

Diluted earnings per share	$ 0.70	$ 3.14

Share Data:
Weighted-average shares used in basic per share calculation	49,044,496	46,812,447
Plus: incremental shares from assumed conversion of dilutive securities	1,580,133	783,395

Weighted-average shares used in diluted per share calculations	50,624,629	47,595,842

See accompanying notes to Unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS’ EQUITY
Six-month Period Ended June 30, 2001

	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance, December 31, 2000	$0.5	$1,616.3	$(33.0)	$442.2	$13.0	$(0.1)	$2,038.9
Issuance of Shares		144.1					144.1
Purchases of treasury stock, at cost			(28.0)				(28.0)
Unamortized restricted stock compensation						(1.8)	(1.8)
Comprehensive income:
Net income				35.6			35.6
Other comprehensive income(1)					(4.1)		(4.1)

Comprehensive income							31.5

Balance, June 30, 2001	$0.5	$1,760.4	$(61.0)	$477.8	$ 8.9	$(1.9)	$2,184.7

(1)
Represents unrealized gains on investments (net of unrealized losses, the effect of unrealized gains on deferred acquisition costs and dividends to policyholders), reclassification adjustments, minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six-month Periods Ended June 30, 2001 and 2000

	2001	2000
	($ in millions)
Net cash (used in)/provided by operating activities	$ (52.8)	$ (29.6)
Cash flows from investing activities:
Sales, maturities or repayment of:
Fixed maturities securities	749.0	566.4
Equity securities	34.2	243.8
Mortgage loans on real estate	129.5	86.1
Real estate	7.7	5.0
Other invested assets	2.6	1.6
Acquisitions of investments:
Fixed maturities securities	(554.9)	(485.9)
Equity securities	10.5	(70.9)
Mortgage loans on real estate	(135.3)	(238.8)
Real estate	(60.7)	(26.8)
Other invested assets	(44.0)	(17.6)
Policy loans, net	12.1	8.2
Other, net	—	(150.0)
Property, plant and equipment, net	(12.0)	(15.8)
Acquisition of subsidiaries, net of cash acquired	(208.0)	—

Net cash provided by/(used in) investing activities	$ (69.3)	$ (94.7)

Cash flows from financing activities:
Issuance of debt	—	296.6
Repayments of debt	(0.1)	(286.3)
Receipts from annuity and universal life policies creditedto policyholder’s account balances	571.1	1,326.1
Return of policyholder account balances on annuity and universal life policies	(530.5)	(1,336.0)
Treasury stock repurchases	(27.8)	(31.1)
Other	0.5	—

Net cash (used in) financing activities	13.2	(30.7)

Net (decrease)/increase in cash and cash equivalents	(108.9)	(155.0)
Cash and cash equivalents, beginning of period	869.6	377.2

Cash and cash equivalents, end of period	$760.7	$ 222.2

See accompanying notes to unaudited interim condensed consolidated financial statements

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

          On November 16, 1998, pursuant to its Plan of Reorganization (the “Plan”) which was approved by the New York Superintendent of Insurance on the same day (the “Plan Effective Date”), The Mutual Life Insurance Company of New York (“MONY”) converted from a mutual life insurance company to a stock life insurance company (the “Demutualization”) and became a wholly owned subsidiary of The MONY Group Inc. (“MONY Group”), a Delaware corporation organized on June 24, 1997. In connection with the Plan, MONY established a closed block (“Closed Block”) to fund the guaranteed benefits and dividends of certain participating insurance policies, and eligible policyholders received cash, policy credits, or shares of common stock of the MONY Group in exchange for their membership interests in MONY. Also, on November 16, 1998, the MONY Group consummated an initial public offering (the “Offering”) of approximately 12.9 million shares of its common stock and MONY changed its name to MONY Life Insurance Company. The shares of common stock issued in the Offering are in addition to approximately 34.3 million shares of common stock of the MONY Group distributed to the aforementioned policyholders. As used in these financial statements, the “Company” shall be a reference to MONY Group and its direct and indirect subsidiaries; “MONY Life” shall be a reference to MONY Life Insurance Company and its direct and indirect subsidiaries and the “Transaction” shall be a collective reference to the Plan and Offerings.

          The Company is primarily engaged in the business of providing a wide range of life insurance, annuity, and investment products and services to higher income individuals, particularly family builders, pre-retirees, and small business owners. In addition, as a result of the acquisitions of Advest Group Inc. (“Advest”) and Matrix Capital Markets Group Inc. and Matrix Private Equities, Inc. (referred to together as “Matrix”) during the first quarter of 2001 (see Note 2), the Company provides trading, investment banking and trust services, and has significantly enhanced its asset management services and securities brokerage offerings.

          The Company distributes its products and services primarily through its career agency sales force, Advest financial advisors and various complementary distribution channels. Complementary distribution includes: (i) sales of mutual funds by Enterprise Capital Management, a Company subsidiary, through third-party broker dealers, (ii) sales of Protection Products sold by U.S. Financial Life Insurance Company (“USFL”), also a Company subsidiary, through brokerage general agencies, (iii) sales of corporate-owned life insurance (“COLI”) products by the Company’s corporate marketing team and (iv) sales of a variety of financial products and services through the Company’s Trusted Securities Advisors Corp. subsidiary. The Company primarily sells its products in all 50 of the United States, the District of Columbia and the Commonwealth of Puerto Rico.

2.    Acquisitions:

          On January 31, 2001, the Company completed a merger in which it acquired all of the outstanding capital stock of Advest in exchange for approximately $308.2 million of consideration (including transaction and other acquisition related expenses of approximately $15.0 million) consisting of cash of approximately $165.9 million and 3.9 million shares of common stock of the MONY Group with a fair value of approximately $142.3 million. As a result of the merger, Advest became a wholly owned subsidiary of MONY Group Inc. Advest, through its principal operating subsidiaries Advest Inc., a securities broker-dealer, and Advest Bank and Trust Company, a federal savings bank, provides diversified financial services including, securities brokerage, trading, investment banking, trust and asset management services. The transaction was accounted for under the purchase method of accounting. Goodwill recorded in connection with the transaction approximated $157.2 million and is being amortized on a straight line basis over 20 years. Goodwill was increased by $22.2 million during the second quarter primarily reflecting cost incurred in connection with the outsourcing of Advest’s clearing operations which was contemplated at the date of acquisition. In connection with the transaction, a retention program was established for certain Advest personnel, which is expected to cost, on a present value basis, approximately $45.0 million over the five-year period commencing from the date the transaction was consummated. Pursuant to the terms of this retention program the Company expects to record a charge of $7.5 million in each of the two 12 month periods following the date the transaction was consummated and $10.0 million in each of the three succeeding 12 month periods. In addition, a separate retention program was established for certain of Advest’s key management personnel that could result in total costs of approximately $15.0 million, depending upon the achievement of specified performance goals, over the two year period following the date the Advest Acquisition was consummated.

          Effective January 1, 2001, the Company acquired 100% of the equity of Matrix for $12.1 million in cash, plus the obligation to make certain contingent payments in the event that Matrix achieves certain profit goals. Matrix primarily provides investment banking services to middle market companies. The transaction was accounted for under the purchase method of accounting. Goodwill recorded in connection with the transaction was approximately $11.1 million and is being amortized on a straight line basis over 15 years.

3.    Summary of Significant Accounting Policies:

Basis of Presentation

          The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented in conformity with GAAP. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000, which are presented in MONY Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (“MONY Group’s 2000 Annual Report”). The results of operations for the three-month and six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for the comparative prior periods to conform those periods to the current presentation.

New Accounting Pronouncements

          On December 26, 2000 the American Institute of Certified Public Accountants issued Statement of Position 00-3, Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and For Certain Long-Duration Participating Contracts (“SOP 00-3”). SOP 00-3 provides guidance with respect to accounting for Demutualizations and requires, among other things, that (i) Closed Block assets, liabilities, revenues, and expenses should be displayed in financial statements combined with all other assets, liabilities, revenues, and expenses outside the Closed Block, and (ii) Demutualization expenses be classified as a single line item within income from continuing operations. The guidance in SOP 00-3 requires restatement of financial statements presented for years prior to its issuance and is effective for fiscal years beginning after December 15, 2000, except as it pertains to demutualization expenses which was effective immediately upon its issuance. The financial statements herein reflect the adoption of SOP 00-3. Accordingly, the consolidated statements of income and comprehensive income and balance sheets presented herein for the three-month and six-month periods ended June 30, 2000 have been restated from those previously reported in the prior year to conform the presentation thereof to that required by SOP 00-3.

          In the first quarter of 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship, if any, that exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. SFAS 133, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. SFAS 133 did not have a significant affect on the Company’s financial position or results of operations.

          In September 2000, the FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125 (“SFAS 140”). SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities and the extinguishment of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is to be applied prospectively with certain exceptions. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the new requirements did not have a significant impact on the Company’s consolidated financial position or results of operations.

          In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase accounting method and abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. All of the Company’s past business combinations have been accounted for under the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement has no effect on the financial position or results of operations of the Company.

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This statement addresses (i) how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and (ii) how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS 142, Company’s will no longer amortize goodwill on a straight-line basis over a predetermined period of time. SFAS 142 requires companies to evaluate recoverability of goodwill at least annually, and more frequently if events and circumstances indicate that goodwill may not be recoverable. FAS 142 requires amortization of identified intangibles with finite useful lives over their expected useful lives. This statement is effective for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the effect of SFAS 142 on its financial position and results of operations, but does not expect it to have an adverse material effect.

New Accounting Policies

          Following is a summary of significant accounting policies for certain new line items appearing in the Company’s 2001 financial statements for the first time due to the acquisition of Advest.

Receivables from and payables to brokerage customers

          Receivables from and payables to brokerage customers arise from cash and margin transactions executed by Advest on their behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. Included in payables to brokerage customers are free credit balances of $168.3 million as of June 30, 2001. Advest pays interest on credit balances when the customer has indicated that the funds are for reinvestment purposes.

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

Securities

          Advest’s trading securities and securities sold, not yet purchased are valued at market with unrealized gains and losses reflected in current period revenues from principal transactions or investment banking. Periodically, Advest receives stock warrants in connection with its investment banking activities. Warrants are carried at their fair value which is determined using the Black-Scholes model or another standard option valuation technique.The value of such warrants and changes therein are reflected in earnings.

          At June 30, 2001, trading securities, securities pledged as collateral and securities sold, not yet purchased consisted of:

	Trading securities	Securities pledged as collateral	Securities sold, not yet Purchase
	($ in millions)
Corporate obligations	$273.1	$182.8	$335.6
State and municipal obligations	55.7	—	0.2
U.S. government and agency obligations	56.8	3.1	116.2
Mortgage-backed securities	64.4	—	—
Stocks and warrants	4.6	—	1.4

	$454.6	$185.9	$453.4

Investment banking

          Investment banking revenues are recorded, net of expenses, on the settlement date for management fees and sales concessions, and on the dates the underwriting syndications are closed for underwriting fees. Investment banking revenues are included in Retail Brokerage and Investment Banking revenues in the consolidated statement of income.

Short term borrowings

          In the ordinary course of business, primarily to facilitate securities settlements and finance margin debits and trading inventories, Advest obtains bank loans which are collateralized by its trading securities and customers’ margin securities. The loans are payable on demand and bear interest based on the federal funds rate. At June 30, 2001, Advest had $392.7 million in bank loans all collateralized by firm and customer securities. The weighted average interest rate on bank loans outstanding at June 30, 2001, was 5.03%.

4.    Segment Information:

          For management and reporting purposes, the Company’s business is organized in three principal operating segments, the “Protection Products” segment, the “Accumulation Products” segment and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment.

          Products comprising the Protection Products segment primarily includes a wide range of insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor variable universal life, last survivor universal life, group universal life, last survivor whole life and special-risk products. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits derived therefrom (see Note 5), (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto.

          The Accumulation Products segment primarily includes flexible premium variable annuities, single premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

          The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, Matrix and MONY Securities Corporation (“MSC”). Advest provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management services. Matrix is a middle market investment bank specializing in merger and acquisition services for a middle market client base. MSC is a securities broker dealer that transacts customer trades primarily in securities and mutual funds. In addition to selling the Company’s Protection and Accumulation Products, MSC provides the Company’s career agency distribution system access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). MSC was previously reported in the Other Products segment. The segmented data presented below as of December 31, 2000 and for the three-month and six-month periods ended June 30, 2000 has been restated from that reported in the prior year period to reflect the reclassification of MSC from the Other Products segment to the Retail Brokerage and Investment Banking segment.

          The Company’s Other Products segments primarily consists of an insurance brokerage operation and certain lines of insurance business no longer written by the Company (the “run-off businesses”).The insurance brokerage operation provides the Company’s career agency sales force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run off businesses primarily consist of group life and health business as well as group pension business that was not included in the Group Pension Transaction (see Note 5).

          Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by the Company relating to its employee benefit plans and, (ii) assets, liabilities, revenues and expenses of the MONY Group.

          Set forth in the following table is certain financial information with respect to the Company’s operating segments as well as amounts not allocated to the segments as of June 30, 2001 and December 31, 2000 and for each the three-month and six-month periods ended June 30, 2001 and 2000.

Segment Summary Financial Information

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2001	2000	2001	2000
	($ in millions)		($ in millions)
Premiums:
Protection Products	$169.8	$174.4	$331.4	$336.9
Accumulation Products	1.1	0.3	2.4	0.4
Other Products	2.5	1.8	4.7	4.2

	$173.4	$176.5	$338.5	$341.5

Universal life and investment-type product policy fees:
Protection Products	$ 37.1	$ 38.2	$ 71.6	$ 68.5
Accumulation Products	14.3	17.6	29.5	36.5
Other Products	0.9	0.1	0.9	0.8

	$ 52.3	$ 55.9	$102.0	$105.8

Net investment income and net realized gains (losses)on investments:
Protection Products	$153.6	$176.1	$303.5	$459.7
Accumulation Products	20.3	25.6	40.5	76.2
Retail Brokerage and Investment Banking	2.1	0.3	2.9	0.4
Other Products	7.3	12.2	13.3	45.8
Reconciling amounts	9.2	6.4	18.5	8.9

	$192.5	$220.6	$378.7	$591.0

Other income:
Protection Products(1)	$ 17.9	$ 16.9	$ 25.6	$ 31.1
Accumulation Products	27.0	31.4	53.2	62.7
Retail Brokerage and Investment Banking	99.8	16.0	170.9	34.4
Other Products	4.1	5.2	8.6	9.7
Reconciling amounts	2.0	0.7	3.8	2.0

	$150.8	$ 70.2	$262.1	$139.9

Amortization of deferred policy acquisition costs:
Protection Products	$ 24.3	$ 30.1	$ 55.2	$ 60.1
Accumulation Products	4.0	7.1	10.3	14.6

	$ 28.3	$ 37.2	$ 65.5	$ 74.7

Benefits to policyholders:(2)
Protection Products	$198.7	$201.0	$397.4	$384.8
Accumulation Products	16.3	19.2	32.4	37.0
Other Products	4.5	5.3	12.9	11.7
Reconciling amounts	2.0	2.7	4.8	3.8

	$221.5	$228.2	$447.5	$437.3

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2001	2000	2001	2000
	($ in millions)		($ in millions)
Income before income taxes:
Protection Products	$26.9	$53.0	$47.4	$194.1
Accumulation Products	12.9	17.2	24.9	62.5
Retail Brokerage and Investment Banking	(2.1)	(0.3)	(4.0)	0.1
Other Products	0.7	4.2	(4.8)	29.3
Reconciling amounts	(6.6)	(2.6)	(11.4)	(2.3)

	$31.8	$71.5	$52.1	$283.7

	As of June 30, 2001	As of December 31, 2000
	(in millions)
Assets:(5)
Protection Products(3)	$16,274.5	$16,239.1
Accumulation Products	5,240.4	5,593.5
Retail Brokerage and Investment Banking	977.2	9.7
Other Products	1,341.3	1,051.0
Reconciling amounts	2,251.4	1,682.0

	$26,084.8	$24,575.3

Deferred policy acquisition costs:
Protection Products	$ 1,076.3	$ 1,064.3
Accumulation Products	146.2	145.4

	$ 1,222.5	$ 1,209.7

Policyholders liabilities:
Protection Products(4)	$10,327.9	$10,290.7
Accumulation Products	1,053.4	1,060.0
Other Products	371.7	381.4
Reconciling amounts	17.3	17.7

	$11,770.3	$11,749.8

Separate account liabilities:(5)
Protection Products(6)	$ 3,889.9	$ 3,939.5
Accumulation Products	3,716.7	4,072.9
Other Products	453.3	499.5
Reconciling amounts	726.0	770.1

	$ 8,785.9	$ 9,282.0

(1)	Includes Group Pension Profits, Retail Brokerage and Investment Banking revenues and other income.
(2)	Includes benefits to policyholders and interest credited to policyholders’ account balances.
(3)	Includes assets transferred in the Group Pension Transaction of $4,824.9 million and $4,927.7 million as of June 30, 2001 and December 31, 2000, respectively (see Note 5).
(4)	Includes policyholder liabilities transferred in the Group Pension Transaction of $1,430.7 million and $1,468.1 million as of June 30, 2001 and December 31, 2000, respectively (see Note 5).
(5)	Each segment includes separate account assets in an amount equal to the corresponding liability reported.
(6)	Includes separate account liabilities transferred in the Group Pension Transaction of $3,340.6 million and $3,416.7 million as of June 30, 2001 and December 31, 2000 respectively (see Note 5).

          The following is a summary of premiums and universal life and investment-type product policy fees by product for the three and six-month periods ended June 30, 2001 and 2000, respectively.

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2001	2000	2001	2000
	($ in millions)		($ in millions)
Premiums:
Individual life	$169.7	$174.3	$331.4	$336.7
Group insurance	2.5	1.8	4.7	4.2
Disability income insurance	0.1	0.1	0.2	0.2
Other	1.1	0.3	2.2	0.4

Total	$173.4	$176.5	$338.5	$341.5

Universal life and investment-type product policy fees:
Universal life	$ 17.8	$ 18.7	$ 35.7	$ 34.5
Variable universal life	17.1	16.7	31.2	28.3
Group universal life	2.3	2.8	4.8	5.7
Individual variable annuities	14.2	17.6	29.4	36.3
Individual fixed annuities	0.9	0.1	0.9	1.0

Total	$ 52.3	$ 55.9	$102.0	$105.8

5.    The Group Pension Transaction:

          The following sets forth certain summarized financial information relating to the Group Pension Transaction (as defined in the notes to the audited consolidated financial statements included in MONY Group’s 2000 Annual Report) as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the existing deposits in the Group Pension Transaction (such assets hereafter referred to as the “AEGON Portfolio”), (ii) the transferred separate account assets and liabilities, and (iii) the components of revenue and expense comprising the Group Pension Profits (as defined in the notes to the audited consolidated financial statements included in MONY Group’s 2000 Annual Report):

	As of June 30 2001	As of December 31, 2000
	($ in millions)
Assets:
General Account
Fixed Maturities: available for sale, at estimated fair value (amortized cost; $1,377.0 million and $1,420.8 million, respectively)	$1,388.5	$1,419.0
Mortgage loans on real estate	37.6	47.5
Cash and cash equivalents	33.5	18.5
Accrued investment income	24.7	26.0

Total general account assets	1,484.3	1,511.0
Separate account assets	3,340.6	3,416.7

Total assets	$4,824.9	$4,927.7

Liabilities:
General Account(1)
Policyholders’ account balances	$1,430.7	$1,468.1
Other liabilities	19.1	12.4

Total general account liabilities	$1,449.8	$1,480.5

Separate account liabilities(2)	$3,340.6	$3,416.7

Total Liabilities	$4,790.4	$4,897.2

(1)
Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $73.2 million and $74.2 million as of June 30, 2001 and December 31, 2000, respectively.

(2)
Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $12.9 million and $14.7 million as of June 30, 2001 and December 31, 2000, respectively.

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2001	2000	2001	2000
	($ in millions)
Revenues:
Product policy fees	$ 4.2	$ 5.9	$ 9.5	$12.0
Net investment income	25.8	28.3	53.0	58.4
Net realized gains (losses) on investments	2.0	0.0	3.6	0.6

Total Revenues	32.0	34.2	66.1	71.0
Benefits and Expenses:
Interest Credited to policyholders account balances	18.6	22.3	37.1	43.2
Other operating costs and expenses	4.1	3.8	9.8	9.6

Total benefits and expenses	22.7	26.1	46.9	52.8

Group Pension Profits	$ 9.3	$ 8.1	$19.2	$18.2

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

          On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

          On October 21, 1997, the New York State Supreme Court granted MONY’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY intends to defend itself vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on MONY.

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

          In early January 2000, MONY and the New York Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdictional, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those letters, plaintiffs’ counsel offered voluntarily to dismiss their complaint, and a stipulation and order to that effect was thereafter filed and approved by the court.

          On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differs from the complaint previously filed in federal court in two primary respects. First, it no longer asserts a claim for damages against the Superintendent, nor does its prayer for relief seek entry of an order vacating or modifying the Superintendent’s decision or requiring the Superintendent to direct MONY to place additional assets into the closed block. Rather, it seeks an accounting and an order from the Court directing MONY to transfer additional assets to the closed block.

          Second, the new complaint contains claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claim violated both the Insurance Law and MONY’s fiduciary duties).

          In order to challenge successfully the New York Superintendent’s approval of the plan, plaintiffs would have to sustain the burden of showing that such approval was arbitrary and capricious or an abuse of discretion, made in violation of lawful procedures, affected by an error of law or not supported by substantial evidence. In addition, Section 7312 provides that MONY may ask the court to require the challenging party to give security for the reasonable expenses, including attorneys’ fees, which may be incurred by MONY or the Superintendent or for which MONY may become liable, to which security MONY shall have recourse in such amount as the court shall determine upon the termination of the action.

          MONY and the Superintendent moved to dismiss the state court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both motions and dismissed all claims against MONY and the Superintendent. On June 29, 2001 plaintiffs filed a Notice of Appeal with the New York Appellate Division, appealing the dismissal of the claims against MONY and the Superintendent. MONY intends to defend itself vigorously against plaintiffs’ appeal. There can be no assurance, however, that the present litigation will not have a material adverse effect on MONY.

          In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

          At June 30, 2001, the Company had commitments to contribute capital to its equity partnership investments of $153.1 million and commitments to purchase $47.2 million of private fixed and floating rate maturity securities with interest rates ranging from 6.55% to 11.50%.

          At June 30, 2001, the Company had commitments to issue $6.1 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 7.50% to 7.87%. In addition, the Company had commitments to issue $119.0 million of fixed rate and floating rate commercial mortgage loans with interest rates ranging from 6.60% to 8.65%.

          At June 30, 2001, the Company had commitments to issue $16.4 million of mezzanine financing with pay rates ranging from 9.00% to 15.50%.

          In addition, the Company maintains a bank line of credit facility with domestic banks aggregating $150.0 million, with a scheduled renewal date in June 2002. In accordance with certain covenants under these lines of credit, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company’s $150.0 million commercial paper program which was activated in the third quarter of 2000. The Company has complied with all covenants under these lines of credit, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of June 30, 2001.

          At June 30, 2001, Advest was contingently liable under bank letter of credit agreements in the amount of $5.3 million, which are collateralized by securities held in customer accounts.

7.    Closed Block:

          The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	June 30, 2001	December 31, 2000
	($ in millions)
Assets:
Fixed Maturities:
Available for sale, at estimated fair value (amortized cost;$3,527.8 and $3,535.8 respectively)	$3,556.9	$3,543.1
Mortgage loans on real restate	592.2	566.0
Policy loans	1,167.8	1,183.9
Cash and cash equivalents	277.0	167.8
Premiums receivable	9.5	13.6
Deferred policy acquisition costs	520.7	552.6
Other assets	229.3	224.2

Total Closed Block assets	$6,353.4	$6,251.2

Liabilities:
Future policy benefits	$6,832.2	$6,826.8
Policyholders’ account balances	292.5	293.3
Other Policyholders’ liabilities	181.6	173.5
Other liabilities	111.9	22.2

Total Closed Block liabilities	$7,418.2	$7,315.8

	For the Three-month Period Ended June 30,		For the Six–month Periods Ended June 30,
	2001	2000	2001	2000
	($ in millions)
Revenues:
Premiums	$138.2	$147.9	$267.5	$283.6
Net investment income	99.1	98.6	199.0	195.0
Net realized gains (losses) on investments	2.1	(4.4)	2.0	(6.9)
Other income	0.5	0.3	1.0	1.1

Total revenues	239.9	242.4	469.5	472.8

Benefits and Expenses:
Benefits to policyholders	$152.0	$160.6	$293.4	$302.2
Interest credited to policyholders’ account balances	2.1	2.1	4.2	4.3
Amortization of deferred policy acquisition cost	11.0	14.3	32.2	31.9
Dividends to policyholders	59.9	52.1	113.4	108.7
Other operating costs and expenses	2.4	2.5	4.1	4.3

Total benefits and expenses	227.4	231.6	447.3	451.4

Contribution from the Closed Block	$ 12.5	$ 10.8	$ 22.2	$ 21.4

          For the three-month periods ended June 30, 2001 and 2000, there were $4.7 million and $4.5 million in charges for other than temporary impairments on fixed maturities in the Closed Block. For the six-month periods ended June 30, 2001 and 2000, there were $4.7 million and $7.5 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block.

8.    Extraordinary Item and Other Items:

          (a)  On March 8, 2000, the MONY Group issued $300.0 million principal amount of senior notes (the “Senior Notes”). The Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the MONY Group from the issuance of the Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the MONY Group Company to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the “9.5% Notes” and “11.25% Notes”, respectively), which were outstanding at December 31, 1999. The balance of the net proceeds from the issuance of the Senior Notes will be used by the MONY Group Company for general corporate purposes.

          As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded a before tax loss of $56.5 million ($36.7 million after tax) during the first quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company’s books at the date of the transaction of approximately $7.0 million and $49.5 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company’s income statement for the six-month period ended June 30, 2000.

          (b)  Since January 2000, the Company has had a common share repurchase program in place. During the second quarter of 2001, the Company announced a plan to repurchase an additional 2.5 million common shares, bringing the total authorized share repurchase to approximately 4.9 million shares. Under the plan, the Company may repurchase such shares from time to time, as market conditions and other factors warrant. The plan may be discontinued at anytime. As of June 30, 2001, 1,898,689 million shares had been repurchased at an aggregate cost of approximately $61.0 million.

9.    Subsequent Events:

          In August 2001, MONY Life paid dividends to MONY Group in the amount of $100 million.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion of the Company’s results of operations is based on the results of the Closed Block combined on a line by line basis with the results of operations outside the Closed Block, for such respective periods. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes to the unaudited interim condensed consolidation financial statements included elsewhere herein and MONY Group’s 2000 Annual Report.

Results of Operations

          The following tables present the Company’s consolidated and segment results of operations for the six-month period ended June 30, 2001 and 2000. The discussion following these tables discusses the Company’s consolidated and segment results of operations.

	For the Three-month Period Ended June 30, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$169.8	$ 1.1	$ —	$ 2.5	$ —	$173.4
Universal life and investment-type product policy fees	37.1	14.3	—	0.9	—	52.3
Net investment income and realized gainson investments	153.6	20.3	2.1	7.3	9.2	192.5
Group Pension Profits	9.3	—	—	—	—	9.3
Retail Brokerage and Investment Banking revenues	—		99.8	—	—	99.8
Other income	8.6	27.0	—	4.1	2.0	41.7

	378.4	62.7	101.9	14.8	11.2	569.0

Benefits and Expenses:
Benefits to policyholders	184.1	6.0	—	2.4	2.0	194.5
Interest credited to policyholders’ account balances	14.6	10.3	—	2.1	—	27.0
Amortization of deferred policy acquisition costs	24.3	4.0	—	—	—	28.3
Dividends to policyholders	59.9	0.3	—	0.4	—	60.6
Other operating costs and expenses	68.6	29.2	104.0	9.2	15.8	226.8

	351.5	49.8	104.0	14.1	17.8	537.2

Income before income taxes	$ 26.9	$12.9	$ (2.1)	$ 0.7	$ (6.6)	31.8

Income tax expense						9.5

Net Income						$ 22.3

	For the Three-month Period Ended June 30, 2000
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
Revenues:
Premiums	$174.4	$ 0.3	$ —	1.8	$—	$176.5
Universal life and investment-type product policy fees	38.2	17.6	—	0.1	—	55.9
Net investment income and realized gainson investments	176.1	25.6	0.3	12.2	6.4	220.6
Group Pension Profits	8.1	—	—	—	—	8.1
Retail Brokerage and Investment Banking revenues	—	—	16.0	—	—	16.0
Other income	8.8	31.4	—	5.2	0.7	46.1

	405.6	74.9	16.3	19.3	7.1	523.2

Benefits and Expenses:
Benefits to policyholders	188.7	7.7	—	3.3	2.7	202.4
Interest credited to policyholders’ balances	12.3	11.5	—	2.0	—	25.8
Amortization of deferred policy acquisition costs	30.1	7.1	—	—	—	37.2
Dividends to policyholders	51.9	0.4	—	0.4	—	52.7
Other operating costs and expenses	69.6	31.0	16.6	9.4	7.0	133.6

	352.6	57.7	16.6	15.1	9.7	451.7

Income before income taxes	$ 53.0	$17.2	$ (0.3)	$ 4.2	$ (2.6)	71.5

Income tax expense						23.4

Net Income						$ 48.1

	For the Six-month Period Ended June 30, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$331.4	$ 2.4	$ —	$ 4.7	—	$ 338.5
Universal life and investment-type product policy fees	71.6	29.5	—	0.9	—	102.0
Net investment income and realized gainson investments	303.5	40.5	2.9	13.3	18.5	378.7
Group Pension Profits	19.2	—	—	—	—	19.2
Retail Brokerage and Investment Banking revenues	—	—	170.9	—	—	170.9
Other income	6.4	53.2	—	8.6	3.8	72.0

	732.1	125.6	173.8	27.5	22.3	1,081.3

Benefits and Expenses:
Benefits to policyholders	367.3	11.8	—	8.3	4.8	392.2
Interest credited to policyholders’ account balances	30.1	20.6	—	4.6	—	55.3
Amortization of deferred policy acquisition costs	55.2	10.3	—	—	—	65.5
Dividends to policyholders	113.9	0.7	—	0.6	—	115.2
Other operating costs and expenses	118.2	57.3	177.8	18.8	28.9	401.0

	684.7	100.7	177.8	32.3	33.7	1029.2

Income before income taxes	$ 47.4	$ 24.9	$ (4.0)	$ (4.8)	$(11.4)	52.1

Income tax expense						16.5

Net Income						$ 35.6

	For the Six-month Period Ended June 30, 2000
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
Revenues:
Premiums	$336.9	0.4	—	4.2	—	341.5
Universal life and investment-type product policy fees	68.5	36.5	—	0.8	—	105.8
Net investment income and realized gains on investments	459.7	76.2	0.4	45.8	8.9	591.0
Group Pension Profits	18.2	—		—	—	18.2
Retail Brokerage and Investment Banking revenues	—	—	34.4	—	—	34.4
Other income	12.9	62.7	—	9.7	2.0	87.3

	896.2	175.8	34.8	60.5	10.9	1,178.2

Benefits and Expenses:
Benefits to policyholders	359.1	13.0	—	7.2	3.8	383.1
Interest credited to policyholders’ account balances	25.7	24.0	—	4.5	—	54.2
Amortization of deferred policy acquisition costs	60.1	14.6	—	—	—	74.7
Dividends to policyholders	108.5	0.8	—	0.6	—	109.9
Other operating costs and expenses	148.7	60.9	34.7	18.9	9.4	272.6

	702.1	113.3	34.7	31.2	13.2	894.5

Income before income taxes and extraordinary loss	$194.1	$ 62.5	$ 0.1	$29.3	$ (2.3)	283.7

Income tax expense						97.7

Income before extraordinary loss						186.0
Extraordinary loss, net of tax						36.7

Net Income						$ 149.3

Three-month Period Ended June 30, 2001 Compared to the Three-month Period Ended June 30, 2000.

          Premiums — Premium revenue was $173.4 million for the three-month period ended June 30, 2001, a decrease of $3.1 million, or 1.8% from $176.5 million reported for the comparable prior year period. The decrease was primarily the result of lower premiums in the Protection Products segment of $4.7 million. This decrease was primarily a result of lower renewal premiums of $9.4 million due to the reduction of the in-force block, offset by an increase in single premiums of $1.5 million, and an increase of $3.4 million in premiums from special risk term insurance products offered by U.S. Financial Life Insurance Company (“USFL”). The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution and the improvement of its financial strength ratings since being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See “New Business Information” for a discussion regarding period to period sales and related trends.

          Universal life and investment-type product policy fees — Universal life and investment-type product policy fees were $52.3 million for three-month period ended June 30, 2001, a decrease of $3.6 million, or 6.4% from $55.9 million reported for the comparable prior year period. The decrease was primarily a result of lower fees in the Protection Products segment and Accumulation Products segment of $1.0 million and $3.4 million, respectively. The decrease in the Protection Products segment was primarily related to lower fees from universal life (“UL”) and variable universal life (“VUL”) of $3.7 million, offset by higher fees earned from USFL of $2.5 million. The decrease in the Accumulation Products segment was primarily due to lower mortality and expense charges of $1.3 million, and a $1.9 million decrease in surrender charges in the Company’s flexible payment variable annuity (“FPVA”) product. The decrease in mortality and expense charges is due to lower fund values resulting from stock market declines. The decrease in surrender charges reflects the positive effects of the efforts of the Company’s conservation unit and other measures designed to improve persistency.

          Net investment income and realized gains on investments — Net investment income was $189.5 million for the three-month period ended June 30, 2001, a decrease of $40.0 million, or 17.4%, from $229.5 million reported for the comparable prior year period. The decrease in net investment income is primarily related to a decrease in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of, or investment in equity securities issued by such companies. For the three-month period ended June 30, 2001, the Company had income of $6.3 million relating to such partnership investments, a decrease of $37.7 million from $44.0 million recorded for the three-month period ended June 30, 2000. As of June 30, 2001, invested assets, excluding trading portfolio assets of $640.5 million, were $10,998.5 million (including cumulative unrealized gains of $32.4 million on fixed maturity securities) compared to $10,755.5 million (including cumulative unrealized losses of $222.5 million on fixed maturity securities) for the prior year period. At June 30, 2001, fixed maturity securities, mortgage loans and real estate represented approximately 59.3%, 16.0% and 1.9%, respectively, of total invested assets (excluding trading portfolio assets), as compared to 59.7%, 17.4% and 3.6%, respectively, at June 30, 2000. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.9% and 7.0%, respectively, for the three-month period ended June 30, 2001, as compared to 8.3% and 7.9%, respectively, for the three-month period ended June 30, 2000. See “Investments — Results by Asset Category.”

          Net realized capital gains were $3.0 million for the three-month period ended June 30, 2001, an increase of $11.9 million, from losses of $8.9 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000.

	For the Three-month Period Ended June 30,
	2001	2000
	($ in millions)
Real estate	$(0.9)	$3.1
Equity securities	(3.7)	(3.1)
Fixed maturities	2.8	(9.8)
Mortgage loans	3.5	0.7
Other	1.3	0.2

	$3.0	$(8.9)

          Net investment income and net realized gains on investments are allocated to the Company’s segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment.

          Group Pension Profits — Group pension profits were $9.3 million for the three-month period ending June 30, 2001, an increase of $1.2 million or 14.8% from $8.1 million reported in the corresponding prior year period. The increase is primarily due to higher capital gains of $2.0 million due to bond prepayment and sales gains in 2001, offset with a $0.8 million decrease in operating income due to the run-off of the Group Pension business.

          For summary financial information relating to the Group Pension profits, refer to Note 5 of the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein. Management expects that Group Pension Profits will decline in future periods through the termination of the Group Pension Transaction on December 31, 2002 consistent with the continuing run-off of the underlying business.

          Retail Brokerage and Investment Banking Revenues — Retail Brokerage and Investment Banking revenues were $99.8 million for the three-month period ended June 30, 2001, an increase of $83.8 million compared to $16.0 million for the comparable prior year period. The increase is primarily attributable to the acquisition of Advest in the first quarter of 2001. Revenues for Advest for the three-month periods ended June 30, 2001, were $87.5 million. See “New Business Information.”

          Other income — Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as, revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $41.7 million for the three-month period ended June 30, 2001, a decrease of $4.4 million, or 9.5%, from $46.1 million reported for the comparable prior year period. The decrease was primarily due to lower income of $4.5 million in the Accumulation Products segment which was primarily attributable to lower fees earned from the Company’s mutual fund management operations. The Company’s mutual fund management operations reported $23.2 million in fees from advisory, underwriting and distribution services in the three-month periods ended June 30, 2001 as compared to $26.6 million in the comparable prior year period, as assets under management decreased to approximately $7.6 billion at June 30, 2001 from $8.8 billion at June 30, 2000. In addition, income from supplementary contracts decreased $1.7 million in the three-month period June 30, 2001 compared to the three-month period ended June 30, 2000 as lower interest rates on new supplementary contracts makes them less attractive.

          Benefits to policyholders — Benefits to policyholders were $194.5 million for the three-month period ended June 30, 2001, a decrease of $7.9 million, or 3.9%, from $202.4 million reported for comparable prior year period. The decrease consisted primarily of lower benefits of approximately $4.6 million and $1.8 million in the Company’s Protection Products segment and Accumulation Products segment, respectively. The decrease of $4.6 million in the Protection Products segment was primarily due to lower death benefits of $3.5 million, and lower surrenders of $6.1 million, offset by an increase in USFL of $4.5 million. The decrease of $1.8 million in the Accumulation Products segment was primarily the result of a decrease in benefits on supplementary contracts of $3.3 million due to the decline in the reserve, offset by increases in immediate annuity sales which resulted in increased reserve changes of $1.0 million.

          Interest credited to policyholders’ account balances — Interest credited to policyholders’ account balances was $27.0 million for the three-month period ended June 30, 2001, an increase of $1.2 million, or 4.7%, from $25.8 million reported for the comparable prior year period. The increase was the result of higher interest crediting of $2.3 million in the Company’s Protection Products segment which was primarily attributable to the Company’s Corporate Sponsored VUL (“CSVUL”) business. This was offset by lower interest crediting of $1.3 million in the Company’s Accumulation Products segment primarily due to lower interest crediting on single premium deferred annuities (“SPDA”) of $0.7 million. During the second quarter of 2001, SPDA account value decreased approximately $8.0 million to $274.8 million as compared to $282.8 million in the prior year period. The decrease in account value in 2001 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products.

          Amortization of deferred policy acquisition costs — Amortization of deferred policy acquisition costs (“DAC”) was $28.3 million for the three-month period ended June 30, 2001, a decrease of $8.9 million, or 23.9%, from $37.2 million reported in the comparable prior year period. The decrease consisted primarily of lower DAC amortization in the Protection Products segment and the Accumulation Products segment of $5.9 million and $3.0 million, respectively. The decrease in DAC amortization in the Protection Products segment was due primarily to a decrease of $3.4 million in the Closed Block due to revised estimates reflecting better than expected profitability and a $2.7 million decrease in universal life. The decrease in DAC amortization in the Accumulation Products segment primarily resulted from lower amortization of $3.0 million relating to the Company’s FPVA business due to a decline in FPVA inforce business and the exchange activity to the new variable annuity products where better persistency is anticipated.

          Dividends to policyholders — Dividends to policyholders were $60.6 million for the three-month period ended June 30, 2001, an increase of $7.9 million, or 15.0%, from $52.7 million reported for the comparable prior year period. The increase, substantially all of which occurred in the Protection Products segment, resulted from an increase in deferred dividend liability established in the Closed Block as of June 30, 2001, as compared to June 30, 2000.

          Other operating costs and expenses — Other operating costs and expenses were $226.8 million for the three-month period ended June 30, 2001, an increase of $93.2 million, or 69.8%, from $133.6 million reported for the comparable prior year period. This increase consisted of $90.2 million relating to Advest which is reported in the Retail Brokerage and Investment Banking segment and $5.2 higher interest expense from Senior Notes used to finance the Advest acquisition combined with higher interest on the company’s benefit plan expenses of $6.6 million. Offsetting these increases was $ 8.1 million lower compensation costs.

Six-month Period Ended June 30, 2001 Compared to the Six-month Period Ended June 30, 2000.

          Premiums — Premium revenue was $338.5 million for the six-month period ended June 30, 2001, a decrease of $3.0 million, or 0.9% from $341.5 million reported for the comparable prior year period ended June 30, 2000. The decrease was primarily attributable to a decrease in the Protection Products segment of $5.6 million. This decrease was a result of lower renewal premiums of $16.5 million due to the reduction of the in-force block, offset by an increase of $8.9 million in premiums from special risk term insurance products offered by USFL. The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution, the improvement of its financial strength ratings since being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See “New Business Information” for a discussion regarding period to period sales and related trends.

          Universal life and investment-type product policy fees — Universal life and investment-type product policy fees were $102.0 million for six-month period ended June 30, 2001, a decrease of $3.8 million, or 3.6% from $105.8 million reported for the comparable prior year period. The decrease was primarily a result of lower fees in the Accumulation Products segment of $7.0 million, offset by higher fees in the Protection Product segment of $3.1 million. The decrease in the Accumulation Products segment was primarily due to lower mortality and expense charges of $2.4 million, and a $4.1 million decrease in surrender charges in the Company’s flexible payment variable annuity (“FPVA”) product. The decrease in FPVA mortality and expense charges is due to lower fund balances resulting from stock market declines. The decrease in surrender charges reflects the positive effects of the efforts of the Company’s conservation unit and other measures designed to improve persistency. The increase in the Protection Products segment was primarily attributable to higher fees earned from USFL of $3.5 million, higher fees earned on corporate sponsored variable universal life universal life (“CSVUL”) of $1.8 million, offset by lower fees earned on universal life (“UL”) and group universal life (“GUL”) of $1.5 million and $0.9 million, respectively.

          Net investment income and realized gains on investment — Net investment income was $373.2 million for the six-month period ended June 30, 2001, a decrease of $208.1 million, or 35.8%, from $581.3 million reported for the comparable prior year period. The decrease in net investment income is primarily related to a decrease in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of or investment in equity securities issued by such companies. For the six-month period ended June 30, 2001, the Company had income of $1.5 million relating to such partnership investments, a decrease of $208.3 million from $209.8 million recorded for the six-month period ended June 30, 2000. As of June 30, 2001, invested assets excluding trading portfolio assets of $640.5 million were $10,998.5 million (including cumulative unrealized gains of $32.4 million on fixed maturity securities) compared to $10,755.5 million (including cumulative unrealized losses of $222.5 million on fixed maturity securities) for the prior year period. At June 30, 2001, fixed maturity securities, mortgage loans and real estate represented approximately 59.3%, 16.0% and 1.9%, respectively, of total invested assets (excluding trading portfolio assets), as compared to 59.7%, 17.4% and 3.6%, respectively, at June 30, 2000. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.7% and 6.8%, respectively, for the six-month period ended June 30, 2001, as compared to 10.5% and 10.7%, respectively, for the six-month period ended June 30, 2000. See “Investments —Results by Asset Category.”

          Net realized capital gains were $5.5 million for the six-month period ended June 30, 2001, a decrease of $4.2 million, from gains of $9.7 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000.

	For the Six-month Period Ended June 30,
	2001	2000
	($ in millions)
Real estate	$(2.5)	$ 2.5
Equity securities	(5.3)	17.0
Fixed maturities	7.5	(12.8)
Mortgage loans	5.2	2.8
Other	0.6	0.2

	$5.5	$ 9.7

          Group Pension Profits — Group Pension Profits were $19.2 million for six-month period ended June 30, 2001, an increase of $1.0 million or 5.5% from $18.2 million reported in the corresponding prior year period. The increase is due to higher capital gains of $3.0 million due to sales and prepayment gains on bonds in 2001, offset with $2.0 million decrease in operating income due to the run-off of the group pension business. See “Notes to Unaudited interim Condensed Consolidated Financial Statements — Group Pension Transaction”.

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

          Retail Brokerage and Investment Banking Revenues — Retail Brokerage and Investment Banking revenues were $170.9 million for the six-month period ended June 30, 2001, an increase of $136.5 million compared $34.4 million for the comparable prior year period. The increase is primarily attributable to the acquisitions of Advest and Matrix in the first quarter of 2001. Revenues for Advest for the period January 31, 2001 (date of acquisition) through June 30, 2001, were $145.9 million. See “New Business Information.”

          Other income — Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $72.0 million for the six-month period ended June 30, 2001, a decrease of $15.3 million, or 17.5%, from $87.3 million reported for the comparable prior year period. The decrease was primarily due to lower income of $6.5 million in the Protection Products segment and $9.6 million the Accumulation Products segment, respectively.

          The decrease in income recorded in the Protection Products was primarily due to the decrease in cash surrender value of the Company’s corporate owned life insurance (“COLI”) contract as a result of unfavorable market conditions. In the second quarter of 2000, the Company purchased a COLI contract from a third party insurance company to better hedge the changes in the value of the Company’s non-qualified employee compensation plans. The decrease in income recorded in the Accumulation Products segment was primarily attributable to lower fees earned from the Company’s mutual fund management operations. The Company’s mutual fund management operations reported $47.0 million in fees from advisory, underwriting and distribution services in the six-month period ended June 30, 2001 as compared to $53.9 million in the comparable prior year period, as assets under management decreased to approximately $7.6 billion at June 30, 2001 from $8.8 billion at June 30, 2000. In addition, income from supplementary contracts decreased $2.0 million in the six-month period June 30, 2001 compared to the six-month period ended June 30, 2000 as interest rates on new supplementary contracts were decreased making them less attractive.

          Benefits to policyholders — Benefits to policyholders were $392.2 million for the six-month period ended June 30, 2001, an increase of $9.1 million, or 2.4%, from $383.1 million reported for comparable prior year period. The increase consisted primarily of higher death benefits of approximately $8.2 million, and $1.1 million in the Company’s Protection Products segment, and Other Products segment, respectively, offset by $1.2 million in lower benefits in the Accumulation Products segment. The increase of $8.2 million in the Protection Products segment was due to higher death benefits of $5.7 million, and higher reserves of $10.2 million which is consistent with the growth of the traditional in-force block, offset by lower surrenders of $17.5 million and an increase in USFL benefits of $9.2 million. The increase in the Other Products segment was due primarily to a release of a reserve on a long term disability claim. The decrease of $1.2 million in the Accumulation Products segment was primarily the result of a decrease in supplementary contracts of $3.8 million due to the decline in the reserves. This was offset by increases in immediate annuity benefit payments and reserve changes of $1.9 million.

          Interest credited to policyholders’ account balances — Interest credited to policyholders’ account balances was $55.3 million for the six-month period ended June 30, 2001, an increase of $1.1 million, or 2.0%, from $54.2 million reported for the comparable prior year period. The increase was the result of higher interest crediting of $4.3 million in the Company’s Protection Product segment due primarily to a $3.5 million increase in CSVUL. This was offset by lower interest crediting of $3.5 million in the Company’s Accumulation Products segment primarily due to lower interest crediting on single premium deferred annuities (“SPDA”) of $1.7 million. During the second quarter of 2001, SPDA account value decreased approximately $20.5 million to $274.8 million as compared to $295.3 million in the prior year period. The decrease in account value in 2001 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products.

          Amortization of deferred policy acquisition costs — Amortization of deferred policy acquisition costs (“DAC”) was $65.5 million for the six-month period ended June 30, 2000, a decrease of $9.2 million, or 12.3%, from $74.7 million reported in the comparable prior year period. The decrease consisted primarily of lower DAC amortization in the Protection Product segment and the Accumulation Products segment of $5.0 million and $4.2 million, respectively. The decrease in DAC in the Protection product segment was due to lower universal life and variable universal life of $4.0 million and $1.2 million, respectively due to higher death claims. The decrease in DAC amortization in the Accumulation Products segment primarily resulted from lower amortization in FPVA of $4.2 million due to an adjustment to future expected profitability due to higher surrender charges received per dollar of surrender benefits and lower anticipated trailer costs.

          Dividends to policyholders — Dividends to policyholders were $115.2 million for the six-month period ended June 30, 2001, an increase of $5.3 million, or 4.8%, from $109.9 million reported for the comparable prior year period. The increase, substantially all of which occurred in the Protection Products segment, resulted from an increase in the deferred dividend liability established in the Closed Block as of June 30, 2001, as compared to June 30, 2000.

          Other operating costs and expenses — Other operating costs and expenses were $401.0 million for the six-month period ended June 30, 2001, an increase of $128.4 million, or 47.1%, from $272.6 million reported for the comparable prior year period. This increase consisted of $150.0 million for the Retail Brokerage and Investment Banking segment, resulting from the acquisition of Advest and $10.3 higher interest expense resulting from the financing of the Advest acquisition. Offsetting these increases was $30.0 million lower compensation.

New Business Information

          The Company distributes its Protection and Accumulation products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers, (ii) sales of Protection Products by the Company’s USFL subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company’s corporate marketing team, and (iv) sales of a variety of financial products and services through the Company’s Trusted Advisors subsidiary. The table below and discussion which follows present certain information with respect to the Company’s sales of protection and accumulation products during the three and six-month periods ended June 30, 2001 and 2000 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution.

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

New Business and Revenues By Source

	Three-months Ended		Six-months Ended
	June 30,		June 30,
	2001	2000	2001	2000
			($ in millions)
New Business By Source of Distribution
Protection Products
Career Agency System	$ 21.2	$ 23.0	$ 38.3	$ 43.2
U.S. Financial Life Insurance Company	12.7	11.2	22.5	20.1
Complementary Distribution(4)	13.9	22.6	36.3	46.2

Total New Annualized Life Insurance Premiums	$ 47.8	$ 56.8	$ 97.1	$ 109.5

Accumulation Products
Career Agency System — Variable Annuities(1)	$102.0	$116.0	$174.0	$ 232.0
Career Agency System — Mutual Funds	100.0	169.0	216.0	381.0
Third Party Distribution — Mutual Funds	256.0	314.0	505.0	863.0

Total Accumulation Sales	$458.0	$599.0	$895.0	$1,476.0

Retail Brokerage & Investment Banking Revenues
Advest(2)	$ 87.5	$ 98.4	$145.9	$ 173.3
MONY Securities Corp.	12.1	16.0	23.1	34.4
Matrix Capital Markets(3)	0.2	1.4	1.9	2.8

Total Revenue	$ 99.8	$115.8	$170.9	$ 210.5

(1)
Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(2)
Amounts presented for Advest are for the two and five month periods ended June 30, 2001 and June 30, 2000, respectively. Advest was acquired on January 31, 2001 and, accordingly, the Company’s consolidated results of operations include only the activity of Advest for the two and five month periods ended June 30, 2001. The comparable prior year activity is pro forma as if Advest was acquired on January 31, 2000 and is presented for comparative purpose only. Such pro forma information is not indicative of future results. Actual results could differ materially.

(3)
Amounts presented for Matrix are for the three and six-month periods ended June 30, 2001 and June 30, 2000. Matrix was acquired effective January 1, 2001 and, accordingly, the Company’s consolidated results of operations include only the activity of Matrix for the three and six-month periods ended June 30, 2001. The comparable prior year activity is pro forma as if Matrix was acquired on January 1, 2000 and is presented for comparative purposes only. Such pro forma information is not indicative of future results. Actual results could differ materially.

(4)	Amounts are primarily comprised of COLI cases.

Protection Product Segment

Protection Products Segment — New Business Information for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000

          Total new annualized and single life insurance premiums for the three-month period ended June 30, 2001 were $47.8 million, compared with $56.8 million during the comparable prior year period. Recurring premiums increased to $28.4 million during the quarter compared to $23.8 million for the three-month period ended June 30, 2000. USFL sales were $12.7 million for the three-month period ended June 30, 2001, compared to $11.2 million during the comparable 2000 period due to an increase in universal life sales.

          New life insurance premiums (first-year and single premiums) through the career network remained steady for the three-month period ended June 30, 2001at $21.2 million compared to $23.0 million for the comparable prior year period. New life insurance premiums increased 24 percent from the first quarter of 2001 a 14 percent increase from the comparable prior year period. Sales of COLI and BOLI were $13 million, compared with $21 million during the second quarter of 2000. The decrease in sales reflects an increase in competition in the marketplace. In addition, corporate sales are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

Protection Segment — New Business Information for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000.

          Total new annualized and single life insurance premiums for the six-month period ended June 30, 2001 were $97.1 million, a decrease of $12.4 million from $109.5 million for the comparable prior year period. Recurring premiums decreased to $50.4 million for the six-month period ended June 30, 2001 compared to $65.0 million during the comparable prior year period. USFL sales were $22.5 million for the six-month period ended June 30, 2001, compared to $20.1 million during the comparable 2000 period due to an increase in universal life sales.

          New life insurance premiums (first-year and single premiums) were $38.3 million for the six-month period ended June 30, 2001 compared to $43.2 million for the comparable prior year period. Sales of variable-based life insurance products, which comprise a significant portion of the Company’s life insurance products, are heavily influenced by the performance of the stock market. Sales of COLI and BOLI were $35.2 million for the six-month period ended June 30, 2001 compared with $44.6 during the comparable prior year period. The decrease in sales reflects an increase in competition in the marketplace. In addition, corporate sales are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

Accumulation Segment

          The following tables set forth assets under management as of June 30, 2001 and June 30, 2000, and changes in the primary components of assets under management for the three and six-month periods ended June 30, 2001 and 2000:

	As of June 30, 2001	As of June 30, 2000
	($ in billions)
Assets under management:
Individual variable annuities	$4.1	$ 4.7
Individual fixed annuities	0.7	0.8
Proprietary retail mutual funds	4.5	5.1

	$9.3	$10.6

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2001	2000	2001	2000
	($ in billions)
Individual Variable Annuities:
Beginning account value	$3.9	$4.9	$4.4	$4.9
Sales(1)	0.1	0.1	0.2	0.2
Market appreciation	0.2	(0.1)	(0.2)	0.0
Surrenders and withdrawals(1)	(0.1)	(0.2)	(0.3)	(0.4)

Ending account value	$4.1	$4.7	$4.1	$4.7

Proprietary Retail Mutual Funds:
Beginning account value	$4.3	$5.2	$4.8	$4.8
Sales	0.3	0.5	0.7	1.2
Dividends reinvested	0.0	0.0	0.0	0.2
Market appreciation	0.2	(0.3)	(0.4)	(0.4)
Redemptions	(0.3)	(0.3)	(0.6)	(0.7)

Ending account value	$4.5	$5.1	$4.5	$5.1

(1)
Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Accumulation Products Segment — New Business Information for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000

          Accumulation sales were $458 million for the three-month period ended June 30, 2001 compared to $599 million in the comparable prior year period. The Enterprise Group of Funds had second quarter sales of $356 million, $256 million of which were sold third-party broker-dealers and $100 million were sold through the Company’s career network. Comparably, second quarter 2000 sales for Enterprise were $483 million, $314 million of which were from third-party broker dealers and $169 million from the career network. The Company’s mutual fund business continued to experience net inflows during the period. Net inflows were $53 million and $121 million for the quarter and first half of the year respectively. Annuity sales, net of exchanges, were $102 million during the three-month period ended June 30, 2001 compared to $116 million during the three-month period ended June 30, 2000.

          Due to an appreciation in the equity markets, accumulation assets under management rose 4.5 percent to $9.3 billion as of June 30, 2001 from $8.9 billion as of March 31, 2001. Assets under management are still below the $9.9 billion reported as of December 31, 2000 and $10.6 billion reported as of June 30, 2000. New accumulation assets raised in the second quarter 2001 were up 5 percent from the first quarter of 2001 to $458 million.

Accumulation Segment — New Business Information for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000

          Accumulation sales were $895.0 million for the six-month period ended June 30, 2001 compared to $1,476.0 million in the comparable prior year period. The Enterprise Group of Funds had second quarter sales of $721 million, $505 million of which were sold third-party broker-dealers and $216 million were sold through the Company’s career network. Comparably, second quarter 2000 sales for Enterprise were $1,244 million, $863 million of which were from third-party broker dealers and $381 million from the career network. Annuity sales, net of exchanges, were $174.0 million during the six-month period ended June 30, 2001 compared to $232.0 million during the comparable prior year period.

Retail Brokerage and Investment Banking Segment

Retail Brokerage and Investment Banking Segment — Revenue Information for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000

          The Retail Brokerage and Investment Banking segment includes securities brokerage, trading, investment banking, trust and asset management services to high-net worth individuals and small to mid-size business owner clients through Advest, Matrix and MSC. The Retail Brokerage and Investment Banking segment, formed during the first quarter of 2001, had revenues of $99.8 million for the three-month period ended June 30, 2001. Market volatility and a decrease in trading volume adversely affected revenue at Advest and MSC. Advest revenues were $87.5 million for the three-month period ended June 30, 2001, compared to $98 million for the three-month period ended June 30, 2000 on a proforma basis. Revenues from Advest’s private client group were $46 million for the three-month period ended June 30, 2001 compared to $56.3 million for the comparable prior year period on a proforma basis. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

          For the three-month period ended June 30, 2001, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $12.1 million, compared with $16 million during the comparable prior year period.

Retail Brokerage and Investment Banking Segment — Revenue Information for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000

          The Retail Brokerage and Investment Banking segment, formed during the first quarter of 2001, had revenues of $170.9 million for the six-month period ended June 30, 2001. Market volatility and a decrease in trading volume adversely affected revenue at Advest and MSC. Advest revenues were $145.9 million for the six-month period ended June 30, 2001, compared to $173.3 million for the six-month period ended June 30, 2000 on a proforma basis. Revenues from Advest’s private client group were $76.1 million for the six-month period ended June 30, 2001 compared to $100 million for the comparable prior year period on a proforma basis. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

          For the six-month period ended June 30, 2001, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $23.1 million, compared with $34.4 million during the comparable prior year period.

2001 Restructuring

          In 2001, the Company announced its intention to restructure its businesses and reduce expenses by approximately $35 million. Management expects such plans to be substantially finalized by year end. As a result the Company expects to incur restructuring charges aggregating at least $50 million in the future. As part of this initiative, Advest announced in June 2001 a plan to outsource its back office processing operations which will result in cost savings of approximately $12 million. See Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements include elsewhere herein.

Liquidity and Capital Resources

MONY Group

          MONY Group’s cash flow consists of investment income from its invested assets (including interest from the inter-company surplus notes, as hereafter defined) and dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depend upon payments from its subsidiaries, including the receipt of; (i) dividends, (ii) interest income on the inter-company surplus notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law.

          In August 2001, MONY Life paid a dividend to MONY Group in the amount of $100.0 million.

Issuance of Senior Notes and Repurchase of Senior Notes

          On January 12, 2000, the MONY Group filed a registration statement on Form S-3 with the Securities and Exchange Commission to register certain securities (the “Shelf Registration”). This registration, provides the Company with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. See the Notes to the Unaudited Interim Condensed Consolidated Financial Statements include elsewhere herein.

Capitalization

          The Company’s total capitalization, excluding accumulated comprehensive income and short term debt, increased to $2,760.4 million at June 30, 2001, as compared to $2,597.0 million at December 31, 2000. The increase was primarily the result of an increase in paid in capital from the issuance of common stock in connection with the acquisition of Advest. The Company’s debt to equity and debt to total capitalization ratios (excluding accumulated comprehensive income and short term debt) decreased to 26.9% and 21.2% at June 30, 2001, respectively, from 28.0% and 22.0% at December 31, 2000, respectively.

MONY Life

          MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, operating expenses, income taxes, acquisitions of invested assets, and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to the MONY Life’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans.

          The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at June 30, 2001 and December 31, 2000.

Withdrawal Characteristics of
Annuity Reserves and Deposit Liabilities

	Amount at June 30, 2001	Percent of Total	Amount at December 31, 2000	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal Provisions	$1,285.8	19.7%	$1,352.9	19.4%
Subject to discretionary withdrawal with market valueadjustment or at carrying value less surrender charge	4,204.5	64.3	4,537.7	65.2

Subtotal	5,490.3	84.0	5,890.6	84.6

Subject to discretionary withdrawal — without adjustment at carrying value	1,043.6	16.0	1,071.8	15.4

Total annuity reserves and deposit liabilities (gross)	6,533.9	100.0%	6,962.4	100.0%

Less reinsurance	74.0		74.2

Total annuity reserves and deposit liabilities (net)	$6,459.9		$6,888.2

          The following table sets forth by product line the actual surrenders and withdrawals paid for the period indicated.

	For the Three-month Period Ended June 30,		For the Six-month Period Ended June 30,
	2001	2000	2001	2000
Product Line:
Tradition life	$ 89.7	$ 96.4	$187.5	$205.9
Variable and universal life	14.2	9.1	42.9	19.4
Annuities(1)	117.0	222.5	251.5	463.7
Pensions(2)	15.1	37.0	48.8	139.6

Total	$236.0	$365.0	$530.7	$828.6

(1)
Excludes surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(2)	Excludes transfers between funds within the company benefit plans.

          Annuity surrenders have decreased for the six-month period ended June 30, 2001 compared to the comparable prior year period reflecting the Company’s conservation efforts and positive effects of the exchange program.

          The Company’s principle sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During the six-month period ended June 30, 2001 the net cash outflow from operations was $(52.8) million, a $(23.2) million decrease from June 30, 2000 which was $(29.6) million. The decrease primarily relates to lower payments from the Group Pension Transaction, higher interest payments on corporate debt, net operating cash outflow on recently acquired subsidiaries and higher general expenses offset in part by lower tax payments. The Company’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs. As of June 30, 2001, the Company had readily marketable fixed maturity securities with a carrying value of $6,527.4 million (including fixed maturities in the Closed Block), which were comprised of $3,498.0 million public and $3,029.4 million private fixed maturity securities. At that date, approximately 91.7% of the Company’s fixed maturity securities were designated in NAIC rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at June 30, 2001 the Company had cash and cash equivalents of $760.7 million (including cash and cash equivalents in the Closed Block).

INVESTMENTS

          The Company’s invested assets are allocated between the Closed Block and operations outside the Closed Block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, the invested assets in the Closed Block have been combined with the Company’s invested assets outside the Closed Block for purposes of the following discussion and analysis. In addition, the following discussion excludes invested assets transferred in the Group Pension Transaction. Accordingly, this discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 5 to the Unaudited Interim Condensed Consolidated Financial Statements.

          The following discussion analyzes the results of the major categories of general account invested assets, which includes invested assets of the Closed Block and excludes trading securities of Advest.

          The following table summarizes the invested assets of the Company at the dates indicated:

	As of June 30, 2001		As of December 31, 2000
	Carrying Value	% of Total	Carrying Value	% of Total
	($ millions)
Invested Assets
Fixed Maturities, Available for Sale	$ 6,524.7	59.3%	$ 6,693.0	59.6%
Fixed Maturities, Held to Maturity	2.7	0.0	—	0.0
Equity Securities, Available for Sale	327.3	3.0	328.6	2.9
Mortgage Loans on Real Estate	1,759.1	16.0	1,754.7	15.6
Policy Loans	1,252.6	11.4	1,264.6	11.3
Real Estate to be Disposed Of	170.4	1.5	171.3	1.6
Real Estate Held for Investment	47.3	0.4	40.7	0.4
Other Invested Assets	153.7	1.4	100.0	0.9
Cash and Equivalents	760.7	7.0	869.6	7.7

Invested Assets, excluding Trading Securities	$10,998.5	100.0%	$11,222.5	100.0%

Trading Securities	454.5		—
Securities pledged as collateral	186.0		—

Total Trading securities	640.5		—

Total Cash and Invested Assets	$11,639.0		$11,222.5

          The following table illustrates the net investment income yields on average assets for each of the components of the Company’s investment portfolio, excluding net realized gains and losses as of the indicated dates. The yields are based on quarterly average carrying values, (excluding unrealized gains and losses in the fixed maturity asset category). Equity real estate income is shown net of operating expenses, depreciation and minority interest. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fees.

Investment Results by Asset Category

	Three month ended June 30,		Six-month ended June 30,
	2001	2000	2001	2000
Fixed Maturities	7.4%	7.4%	7.5%	7.3%
Equity securities(1)	7.9	34.1	1.1	80.4
Mortgage loans on real estate	7.9	8.1	7.9	8.1
Policy loans	6.7	6.8	6.8	6.7
Real estate	10.3	7.9	7.7	7.6
Cash and cash equivalents	4.5	3.7	4.3	8.9
Other invested assets	4.7	6.7	5.2	6.4
Total invested assets before investment expenses	7.2%	8.7%	7.1%	10.9%
Investment expenses	(0.3)	(0.4)	(0.4)	(0.4)

Total invested assets after investment expenses(1)	6.9%	8.3%	6.7%	10.5%

(1)
The decrease in net investment income yields was primarily due to a decrease in limited partnership income included in the equity securities asset category of $37.7 million and $208.3 million for the three-month period ended June 30, 2001 and 2000, and the six-month period ended June 30, 2001, respectively. The net investment income yields excluding the limited partnership income are 6.9% and 6.9% for the three-month periods ended June 30, 2001 and 2000, respectively and 6.9% and 6.9% for the six-month periods ending June 30, 2001 and 2000 respectively.

          The yield on general account invested assets (including net realized gains and losses on investments) was 7.0% and 7.9% for the three-month period ended June 30, 2001 and 2000, respectively, and 6.8% and 10.7% for the six-month period ended June 30, 2001 and 2000, respectively.

Fixed Maturities

          Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 59.3% and 59.6% of total invested assets at June 30, 2001 and December 31, 2000, respectively.

          The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC Designations”. The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations’ credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

          The following table presents the Company’s fixed maturities by NAIC Designation and the equivalent ratings of the Nationally Recognized Rating Organizations as of the dates indicated, as well as the percentage, based on fair value, that each designation comprises.

TOTAL FIXED MATURITIES BY CREDIT QUALITY

NAIC Rating		Quarter Ended June 30, 2001			Year Ended December 31, 2000
	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ millions)			($ millions)
1	Aaa/Aa/A	$3,588.7	55.5%	$3,622.3	$3,739.7	56.1%	$3,757.9
2	Baa	2,337.2	35.9%	2,343.4	2,389.8	35.7%	2,388.7
3	Ba	452.1	6.9%	448.3	442.9	6.4%	427.7
4	B	72.1	1.0%	66.6	80.2	1.1%	73.6
5	Caa and lower	13.6	0.2%	15.0	20.7	0.3%	17.5
6	In or near default	4.0	0.1%	5.0	2.0	0.0%	1.8

	Subtotal	6,467.7	99.6%	6,500.6	6,675.3	99.6%	6,667.2
	Redeemable preferred stock	27.4	0.4%	26.8	27.4	0.4%	25.8

	Total Fixed Maturities	$6,495.1	100.0%	$6,527.4	$6,702.7	100.0%	$6,693.0

          Of the Company’s total portfolio of fixed maturity securities at June 30, 2001, 91.7% were investment grade and 8.3% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

          The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at June 30, 2001 and December 31, 2000.

          As of June 30, 2001 the fair value of the Company’s problem, potential problem and restructured fixed maturities were $50.9 million, $19.1 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.1% of total fixed maturities. As of December 31, 2000, the fair value of the Company’s problem, potential problem and restructured fixed maturities were $54.1 million, $6.6 million and $0.0 million, respectively, which, in the aggregate, represented approximately 0.9% of total fixed maturities.

          At June 30, 2001, the Company’s largest unaffiliated single concentration of fixed maturities was $245.6 million of Federal National Mortgage Association (“FNMA”) which represents 2.2% of total invested assets. The largest non-government issuer consists of $202.1 million of notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at June 30, 2001. No other individual non-government issuer represents more than 0.5% of total invested assets.

          The Company held approximately $1,067.8 million and $1,103.9 million of mortgage-backed and asset-backed securities as of June 30, 2001 and December 31, 2000, respectively. Of such amounts, $321.5 million and $338.9 million, or 30.1% and 30.7%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 2001 and December 31, 2000, 84.1% and 84.5%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

          The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of June 30, 2001	As of December 31, 2000
	($ in millions)
CMOs	$ 468.9	$ 497.1
Pass-through securities	28.3	28.0
Commercial MBSs	123.2	106.4
Asset-backed securities	447.4	472.4

Total MBSs and asset-backed securities	$1,067.8	$1,103.9

          The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of June 30, 2001 and December 31, 2000 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of June 30, 2001		As of December 31, 2000
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$ 159.6	$ 161.0	$ 25.8	$ 25.8
Due after one year through five years	1,901.7	1,935.6	1,500.2	1,506.4
Due after five years through ten years	2,500.5	2,508.5	2,754.2	2,751.2
Due after ten years	868.5	854.5	1,325.5	1,305.7

Subtotal	5,430.3	5,459.6	5,605.7	5,589.1
Mortgage-backed and other asset-backed securities	1,064.8	1,067.8	1,097.0	1,103.9

Total	$6,495.1	$6,527.4	$6,702.7	$6,693.0

Mortgage Loans

          Mortgage loans comprised 16.0% and 15.6% of total invested assets as of June 30, 2001 and December 31, 2000, respectively. Mortgage loans consisted of commercial, agricultural and residential loans. As of June 30, 2001 and December 31, 2000 commercial mortgage loans comprised $1,444.4 million and $1,443.3 million or 82.1% and 82.2% of total mortgage loan investments, respectively. Agricultural loans comprised $313.7 million and $310.3 million, or 17.8% and 17.7% of total mortgage loans, respectively. Residential mortgage loans comprised $1.0 million and $1.1 million, or 0.1% and 0.1% of total mortgage loan investments at June 30, 2001 and December 31, 2000, respectively.

Commercial Mortgage Loans

          For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $48.6 million and represented less than 0.5% of general account invested assets as of June 30, 2001. Amounts loaned on 20 properties were $20.0 million or greater, representing in the aggregate 37.9% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 20.7% of the total carrying value of the commercial loan portfolio and less than 2.8% of total invested assets at June 30, 2001.

          The following table presents the Company’s commercial mortgage loan maturity profile for the period indicated.

Commercial Mortgage Loan Portfolio Maturity Profile

	As of June 30, 2001		As of December 31, 2000
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
1 year or less	$ 128.4	8.9%	$ 118.0	8.2%
Due after one year through five years	486.3	33.7	464.7	32.2
Due after five years through ten years	477.1	33.0	525.6	36.4
Due after ten years	352.6	24.4	335.0	23.2

	$1,444.4	100.0%	$1,443.3	100.0%

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

Problem, Potential Problem and Restructured
Commercial Mortgages at Carrying Value

	As of June 30, 2001	As of December 31, 2000
	($ in millions)
Total commercial mortgages	$1,444.4	$1,443.3
Problem commercial mortgages(1)	13.6	14.8
Potential problem commercial mortgages	75.3	64.7
Restructured commercial mortgages	69.3	75.6

Total problem, potential problem & restructured commercial mortgages	$ 158.2	$ 155.1

Total problem, potential problem and restructured commercialmortgages as a percent of total commercial mortgages	11.0%	10.7%

	As of June 30, 2001	As of December 31, 2000
	($ in millions)
Valuation allowances/writedowns(2)
Problem loans	$ 0.0	$ 0.4
Potential problem loans	13.4	14.3
Restructured loans	6.4	7.7

Total valuation allowances/writedowns(2)	$19.8	$22.4

Total valuation allowances/writedowns as a percent of problem, potential problem and restructured commercial mortgages at carrying value before valuation allowances and writedowns	11.1%	12.6%

(1)
Problem commercial mortgages included delinquent mortgages of $5.4 million and $0.0 million and loans in process of foreclosure of $8.2 million and $14.8 million at June 30, 2001 and December 31, 2000, respectively.

(2)	Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a Loan, of $11.1 million at June 30, 2001 and December 31, 2000.

          In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2001 and December 31, 2000, such reserves were $15.8 million, and $17.7 million, respectively.

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

Problem, Potential Problem and Restructured
Agricultural Mortgages at Carrying Value

	As of June 30, 2001	As of December 31, 2000
	($ in millions)
Total agricultural mortgages	$313.7	$310.3

Problem agricultural mortgages(1)	$ 15.5	$ 10.2
Potential Problem agricultural mortgages	0.1	0.0
Restructured agricultural mortgages	9.6	10.1

Total problem, potential problem & restructured agricultural mortgages	$ 25.2	$ 20.3

Total problem, potential problem and restructured agricultural mortgages as a percent of total agricultural mortgages	8.0%	6.5%

(1)
Problem agricultural mortgages include delinquent mortgage loans of $5.3 million and $10.1 million and loans in process of foreclosure of $10.2 million and $0.1 million at June 30, 2001 and December 31, 2000, respectively.

          In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of June 30, 2001 and December 31, 2000, such reserves were $2.9 million and $2.9 million, respectively. As of June 30, 2001 and December 31, 2000, valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as restructured mortgage loans were $0.1 million and $0.2 million, respectively.

Equity Real Estate

          The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of June 30, 2001 and December 31, 2000, the carrying value of the Company’s real estate investments was $217.7 million and $212.0 million, respectively, or 1.9% and 1.9%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company’s equity real estate investments by such classifications.

Equity Real Estate

	As of June 30, 2001	As of December 31, 2000
	($ in millions)
Real estate	$ 53.6	$ 54.2
Joint ventures	123.3	116.3

Subtotal	176.9	170.5
Foreclosed	40.8	41.5

Total	$217.7	$212.0

Equity Securities

          The Company’s equity securities consist of investments in common stocks and limited partnership interests. The following table presents the carrying values of the Company’s equity securities at the dates indicated:

Investments in Equity Securities

	As of June 30, 2001	As of December 31, 2000
	($ in millions)
Common Stocks	$ 59.9	$ 50.6
Limited partnership interests	267.4	277.9

Total	$327.3	$328.5

Common Stocks:

          The Company’s investments in common stocks represented 0.5% and 0.5% of invested assets at June 30, 2001 and December 31, 2000, respectively. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Limited Partnership Interests:

          The Company accounts for its investments in limited partnership interests in accordance with either the equity method of accounting or the cost method of accounting depending upon the Company’s percentage of ownership of the partnership and the date the partnership was acquired.

          The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stocks of the dates indicated:

	Carrying Value
	As of June 30, 2001	As of December 31, 2000
	($ in millions)
Equity Method
Public common stock	$ 20.7	$ 47.8
Private common stock	113.7	97.2

Sub Total	134.4	145.0

Cost Method
Public common stock	19.4	26.8
Private common stock	113.6	106.2

Sub Total	133.0	133.0

Total Limited Partnership Interests	$267.4	$278.0

          The following table sets forth the Company’s investments in equity limited partnership interests by business sector:

	As of June 30, 2001		As of December 31, 2000
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions, except percentages)
Information Technology	$138.2	51.7%	$144.1	51.8%
Domestic LBO	48.7	18.2%	50.8	18.3%
Life Sciences	21.1	7.9%	21.0	7.6%
International LBO	19.2	7.2%	18.2	6.6%
Other	16.7	6.2%	14.3	5.1%
Merchant Banking	12.8	4.8%	13.7	4.9%
Telecommunications	10.7	4.0%	15.9	5.7%

Total	$267.4	100.0%	$278.0	100.0%

          At June 30, 2001 and December 31, 2000, the Company had investments in approximately 55 and 53 different limited partnerships which represented 2.4% and 2.5%, respectively, of the Company’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month period ended June 30, 2001 and 2000, and six-month periods ended June 30, 2001 and 2000, investment income from equity partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $6.3 million and $44.0 million and $1.5 million and $209.8 million, respectively.

Investment Impairments and Valuation Allowances

          The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

Cumulative Impairment Adjustments and Provisions
For Valuation Allowances on Investments

	As of June 30, 2001			As of December 31, 2000
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Valuation Allowances	Total
	($ in millions)
Fixed maturities	$34.1	$ 0.0	$34.1	$27.5	$ —	$ 27.5
Equity securities	2.6	0.0	2.6	2.6	—	2.6
Mortgages	11.1	27.6	38.7	11.1	32.2	43.3
Real estate(1)	14.3	1.1	15.4	31.0	4.5	35.5

Total	$62.1	$28.7	$90.8	$72.2	$36.7	$108.9

(1)	Includes $5.9 million and $22.5 million at June 30, 2001 and December 31, 2000, respectively, relating to impairments taken upon foreclosure of mortgage loans.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Quantitative and qualitative disclosure regarding the Company’s exposures to market risk, as well as the Company’s objectives, policies and strategies relating to the management of such risks, is set forth in the MONY Group’s 2000 Annual Report. The relative sensitivity to changes in fair value from interest rates and equity prices at June 30, 2001 is not materially different from that presented in MONY Group’s 2000 Annual Report except as described below with respect to the recently acquired subsidiary, Advest.

Risk Management

          During its normal course of business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading, rather than investment, purposes. Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the-counter equities in order to facilitate order flow and accommodate its retail and institutional customers. During the past two years, Advest significantly increased its institutional corporate bond, government agency and mortgage-backed securities trading activities.

Market Risk

          Market risk represents the potential change in the value of financial instruments due to fluctuations in interest rates, foreign currency exchange rates, equity and commodity prices. In the course of its trading and hedging activities, the Company is exposed to interest rate and equity price risk.

          The Company is exposed to market risk arising from changes in interest rates. Advest’s management seeks to reduce the risk of its trading portfolio on an aggregate basis. Its risk management activities include inventory and hedging policies. Inventory policies reflect the level of aggregate short and long positions that may be held for trading and are specified by product line. Risk management strategies also include the use of derivatives, principally exchange-traded futures contracts.

          The Company is exposed to equity price risk as a result of making a market in over-the-counter equity securities. Equity price risk arises from changes in the price and volatility of equity securities. In April 1999, a comprehensive review was completed of Advest’s NASDAQ trading activities and the decision was made to reduce overnight inventory and more aggressively manage the number of stocks in which it made a market.

Trading Accounts (Value at Risk Analysis)

          For purposes of the Securities and Exchange Commission’s market risk disclosure requirements, the Company has performed a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. These total firm, institutional plus retail positions, computations are performed monthly in order to achieve a better understanding of our entire firm’s risk/return profile. The establishment of improved management controls includes, as needed, the extension of our monitoring process to the security, product, trader, department, and firm wide levels. Most significantly, Advest’s institutional book of business, which represents the vast majority of our usual holdings, is typically monitored daily. Although value at risk models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and the hedging requirement policy described previously.

          At June 30, 2001 and September 30, 2000 and 1999 Advest’s value at risk for each component of market risk and in total was as follows:

	June 2001	2000	1999
	In thousands
Interest rate risk	$198	$182	$301
Equity price risk	41	21	56
Diversification benefit	(22)	(16)	(10)

Total	$217	$187	$347

          The potential future loss represented by the total value at risk falls within predetermined levels of loss that are not material to the Company’s results of operations, financial condition or cash flows. Note that in a year over year comparison of an increase in VaR from June 2000 to June 2001 of only about 15% reflected an increase position of more than 45%. Similarly, on a quarter over quarter comparison, there was more than a 50% decrease in VaR. On a per dollar basis, the VaR of June 30, 2000 is the lowest value since we began computing the VaR monthly from November 30, 1999 and yearly from September 30, 1997. This is attributable somewhat to diminishing volatility, while it can be mostly attributed to a favorable mix of securities and their corresponding diversification effects.

          The value at risk estimate has limitations that should be considered in evaluating the company’s potential future losses based on the year-end portfolio positions. Recent market conditions may result in statistical relationships that result in a higher value at risk than would be estimated from the same portfolio under different market conditions. In addition, a critical risk management strategy is the active management of portfolio levels to mitigate market risk. The Company’s, and in particular Advest’s, market risk exposure will continue to change with changes in the portfolio and market conditions.

Non-trading Accounts (Tabular Presentation)

          The following table shows the interest sensitivity of non-trading assets, liabilities and financial instruments of Advest at June 30, 2001, September 30, 2000 and 1999, based on their estimated maturity/repricing structure:

June 30, 2001	Amount	Percent of Total	2001	2002	2003	2004	2005	After 2005
	In thousands, except percentages
Interest-sensitive assets
Investment securities	$ 8,779	100.00%	$ 1,052	$2,004	$2,376	$—	$—	$3,347
Average interest rate	7.09%		7.41%	6.63%	7.09%	—	—	7.33%

Total interest-sensitive assets	$ 8,779	100.00%	$ 1,052	$2,004	$2,376	$—	$—	$3,347

Interest-sensitive liabilities
Other borrowings	$413,657	100.00%	$399,657	$7,000	$7,000	$—	$—	$ —
Average interest rate	5.18%		5.08%	7.95%	7.95%	—	—	—

Total interest-sensitive liabilities	$413,657	100.00%	$399,657	$7,000	$7,000	$—	$—	$ —

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

          See Note 6 of the Unaudited Interim Condensed Consolidated Financial Statements included in Part I of this Report. Except as disclosed in Note 6, there have been no new material legal proceedings and no new material development in matters previously reported in MONY Group’s 2000 Annual Report. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which may involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

          The Board of Directors of the Company consists of three classes of directors, with the members of each class holding office until their successors are duly elected and qualified. At each Annual Meeting of Shareholders of the Company, the successors to the class of directors whose term expires at such meeting are elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of election. At the Annual Meeting of Shareholders of the Company held on May 16, 2001, the four nominees listed below were elected as directors to hold office for terms ending May 2004 or until their respective successors shall have been elected or qualified. The following directors, constituting the members of the two classes of directors whose terms did not expire at such annual meeting, continued to serve as directors of the Company after such meeting: G. Robert Durham, James L. Johnson, Frederick W. Kanner, Kenneth M. Levine, Tom H. Barrett, David L. Call, James B. Farley, Samuel J. Foti and Jane C. Pfeiffer. In addition, at such annual meeting, the Company’s shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants and approved the MONY Group Inc. Restricted Stock Ownership Plan. The number of votes cast for and against and abstentions as to each of these matters was as follows:

          (a)  Election of Directors:

Name of Director	Votes For	Votes Against
Robert Holland, Jr.	27,680,686	532,272
Robert R. Kiley	27,679,426	533,532
Michael I. Roth	27,679,329	533,629
Thomas C. Theobald	27,686,721	526,637

          (b)  Ratification of Appointment of Independent Accountants:

Votes For	Votes Against	Abstentions
27,919,935	133,838	159,185

          (c)  Approval of the MONY Group Inc. Restricted Stock Ownership Plan:

Votes For	Votes Against	Abstentions
25,858,928	1,897,369	456,661

Item 6.    Exhibits and Reports on 8-K

          (a)  Exhibits

          (b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed with SEC on June 1, 2001 (responding to Items 7 and 9 of Form 8-K).

(2)	Current Report on Form 8-K filed with SEC on May 8, 2001 (responding to Items 7 and 9 of Form 8-K).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TH	E MONY GROUP INC .

/s/ RICHARD DADDARIO
By:
Richard Daddario
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal
Financial Officer)

Da	te: August 13, 2001

/s/ LARRY COHEN
By:
Larry Cohen
Vice President and Controller
(Principal Accounting Officer)

Da	te: August 13, 2001