Form 10-Q
period 2001-09-30
MONY GROUP INC
filed 2001-11-14
CIK 1069822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          As of November 5, 2001 there were 47,603,132 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

ITEM 1:

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$ 6,789.4	$ 6,693.0
Fixed maturity securities held to maturity, at amortized cost	0.4	—
Trading account securities, at market value (Note 3)	451.5	—
Securities pledged as collateral (Note 3)	266.9	—
Equity securities available-for-sale, at fair value	310.5	328.6
Mortgage loans on real estate	1,814.5	1,754.7
Policy loans	1,244.8	1,264.6
Real estate to be disposed of	167.7	171.3
Real estate held for investment	56.1	40.7
Other invested assets	142.1	100.0

	11,243.9	10,352.9

Cash and cash equivalents	618.7	869.6
Accrued investment income	193.1	189.0
Amounts due from reinsurers	591.5	598.0
Premiums receivable	12.6	10.9
Deferred policy acquisition costs	1,152.8	1,209.7
Securities borrowed	743.1	—
Receivable from brokerage customers, net	460.2	—
Other Assets	1,012.7	549.4
Assets transferred in Group Pension Transaction (Note 5)	4,811.8	4,927.7
Separate account assets	4,767.0	5,868.1

Total assets	$25,607.4	$24,575.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$ 7,844.7	$ 7,794.5
Policyholders’ account balances	2,265.2	2,191.3
Other policyholders’ liabilities	302.7	295.9
Amounts due to reinsurers	74.6	85.6
Securities loaned	500.1	—
Securities sold, not yet purchased, at market value (Note 3)	551.2	—
Payable to brokerage customers	245.5	—
Accounts payable and other liabilities	792.8	578.7
Short term debt	546.8	52.3
Long term debt	585.6	571.1
Current federal income taxes payable	80.7	120.4
Deferred Federal Income Taxes	131.5	84.1
Liabilities transferred in Group Pension Transaction (Note 5)	4,742.3	4,897.2
Separate account liabilities	4,764.3	5,865.3

Total liabilities	23,428.0	22,536.4

Commitments and contingencies (Note 6)
Common stock, $0.01 par value; 400 million shares authorized; 51.2 million shares issued at September 30, 2001 and 47.2 million shares issued at December 31, 2000; 47.9 million shares outstanding at September 30, 2001 and 46.2 million shares outstanding at December 31, 2000	0.5	0.5
Capital in excess of par	1,760.4	1,616.3
Treasury stock at cost: 3,286,789 million and 1,095,900 million shares at September 30, 2001, and December 31, 2000 respectively	(110.9)	(33.0)
Retained earnings	469.1	442.2
Accumulated other comprehensive income	61.9	13.0
Unamortized restricted stock compensation	(1.6)	(0.1)

Total shareholders’ equity	2,179.4	2,038.9

Total liabilities and shareholders’ equity	$25,607.4	$24,575.3

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Three-month Periods Ended September 30, 2001 and 2000

	2001	2000
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$ 162.0	$ 162.5
Universal life and investment-type product policy fees	50.1	51.2
Net investment income	172.9	231.6
Net realized gains on investments	0.5	22.9
Group Pension Profits (Note 5)	8.0	10.8
Retail Brokerage and Investment Banking revenues	82.1	12.3
Other income	21.8	40.0

	497.4	531.3

Benefits and Expenses:
Benefits to policyholders	203.9	194.0
Interest credited to policyholders’ account balances	27.9	28.9
Amortization of deferred policy acquisition costs	32.9	30.7
Dividends to policyholders	54.5	61.0
Other operating costs and expenses	190.0	116.4

	509.2	431.0

(Loss)/Income before income taxes and extraordinary item	(11.8)	100.3
Income tax benefit/(expense)	3.1	(33.1)

(Loss)/Income before extraordinary item	(8.7)	67.2
Extraordinary loss, net of tax	—	(1.0)

Net (loss)/income	(8.7)	66.2
Other comprehensive income, net	53.1	34.7

Comprehensive income	$ 44.4	$ 100.9

Per Share Data:
(Loss)/Income before extraordinary items:
Basic earnings per share	$ (0.18)	$ 1.46

Diluted earnings per share	$ (0.18)	$ 1.41

Net (loss)/income:
Basic earnings per share	$ (0.18)	$ 1.43

Diluted earnings per share	$ (0.18)	$ 1.39

Share Data:
Weighted-average shares used in basic per share calculation	48,642,274	46,147,359
Plus: incremental shares from assumed conversion of dilutive securities(1)	—	1,517,693

Weighted-average shares used in diluted per share calculations	48,642,274	47,665,052

(1)
1,634,471 million incremental shares from assumed conversion of dilutive securities were not included in the computation of per share amounts for the three month period ended September 30, 2001 because to do so would be antidilutive.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Nine-month Periods Ended September 30, 2001 and 2000

	2001	2000
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$ 500.5	$ 504.0
Universal life and investment-type product policy fees	152.1	157.0
Net investment income	546.1	812.9
Net realized gains on investments	6.0	32.6
Group Pension Profits (Note 5)	27.2	29.0
Retail Brokerage and Investment Banking revenues	253.0	46.7
Other income	93.8	127.3

	1,578.7	1,709.5

Benefits and Expenses:
Benefits to policyholders	596.1	577.1
Interest credited to policyholders’ account balances	83.2	83.1
Amortization of deferred policy acquisition costs	98.4	105.4
Dividends to policyholders	169.7	170.9
Other operating costs and expenses	591.0	389.0

	1,538.4	1,325.5

Income before income taxes and extraordinary item	40.3	384.0
Income tax expense	13.4	130.8

Income before extraordinary item	26.9	253.2
Extraordinary loss, net of tax	—	(37.7)

Net income	26.9	215.5
Other comprehensive income, net	48.9	8.9

Comprehensive income	$ 75.8	$ 224.4

Per Share Data:
Income before extraordinary items:
Basic earnings per share	$ 0.55	$ 5.44

Diluted earnings per share	$ 0.53	$ 5.32

Net Income:
Basic earnings per share	$ 0.55	$ 4.63

Diluted earnings per share	$ 0.53	$ 4.53

Share Data:
Weighted-average shares used in basic per share calculation	48,915,523	46,572,467
Plus: incremental shares from assumed conversion of dilutive securities	1,597,601	1,046,639

Weighted-average shares used in diluted per share calculations	50,513,124	47,619,106

See accompanying notes to Unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine-month Period Ended September 30, 2001

	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance, December 31, 2000	$0.5	$1,616.3	$ (33.0)	$442.2	$13.0	$(0.1)	$2,038.9
Issuance of Shares		144.1					144.1
Purchases of treasury stock, at cost . .			(77.9)				(77.9)
Unamortized restricted stock compensation						(1.5)	(1.5)
Comprehensive income:
Net income				26.9			26.9
Other comprehensive income(1)					48.9		48.9

Comprehensive income							75.8

Balance, September 30, 2001	$0.5	$1,760.4	$(110.9)	$469.1	$61.9	$(1.6)	$2,179.4

(1)
Represents unrealized gains on investments (net of unrealized losses, the effect of unrealized gains on deferred acquisition costs and dividends to policyholders), reclassification adjustments, minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine-month Periods Ended September 30, 2001 and 2000

	2001	2000
	($ in millions)
Net cash (used in)/provided by operating activities	$ (42.2)	$ (27.0)
Cash flows from investing activities:
Sales, maturities or repayment of:
Fixed maturities securities	1,031.1	815.9
Equity securities	40.0	318.2
Mortgage loans on real estate	201.1	418.5
Real estate	15.8	102.8
Policy loans, net	19.8	8.2
Other invested assets	3.3	1.6
Acquisitions of investments:
Fixed maturities securities	(877.8)	(783.7)
Equity securities	(50.8)	(98.2)
Mortgage loans on real estate	(271.3)	(329.3)
Real estate	(63.7)	(38.4)
Other invested assets	(52.7)	(37.9)
Other, net	—	(150.0)
Property, plant and equipment, net	(31.8)	(28.9)
Acquisition of subsidiaries, net of cash acquired	(207.6)	—

Net cash provided by/(used in) investing activities	$ (244.6)	$ 198.8

Cash flows from financing activities:
Issuance of debt	—	296.6
Repayments of debt	(0.1)	(284.3)
Receipts from annuity and universal life policies credited to policyholder’s account balances(1)	889.2	1,870.6
Return of policyholder account balances on annuity and universal life policies(1)	(775.6)	(1,883.6)
Treasury stock repurchases	(77.7)	(33.0)
Other	0.1	—

Net cash (used in) financing activities	35.9	(33.7)

Net (decrease)/increase in cash and cash equivalents	(250.9)	138.1
Cash and cash equivalents, beginning of period	869.6	377.2

Cash and cash equivalents, end of period	$ 618.7	$ 515.3

(1)	Includes exchanges to a new FPVA product series.

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

          The Company provides life insurance, annuities, mutual funds, brokerage, asset management, business and estate planning, trust and investment banking products and services to individual and institutional clients.

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

2.    Acquisitions:

          On January 31, 2001, the Company completed a merger in which it acquired all of the outstanding capital stock of The Advest Group, Inc. (“Advest”) in exchange for approximately $308.2 million of consideration (including transaction and other acquisition related expenses of approximately $15.0 million) consisting of cash of approximately $165.9 million and 3.9 million shares of common stock of the MONY Group with a fair value of approximately $142.3 million.

          As a result of the merger, Advest became a wholly owned subsidiary of the MONY Group Inc. Advest, through its principal operating subsidiaries Advest Inc., a securities broker-dealer, and Advest Bank and Trust Company, a federal savings bank, provides diversified financial services including, securities brokerage, trading, investment banking, trust and asset management services. The transaction was accounted for under the purchase method of accounting. Goodwill recorded in connection with the transaction approximated $157.2 million and is being amortized on a straight line basis over 20 years. Goodwill was increased by $22.2 million during the second quarter primarily reflecting costs incurred in connection with the outsourcing of Advest’s clearing operations which was contemplated at the date of acquisition. In connection with the transaction, a retention program was established for certain Advest personnel, which is expected to cost, on a present value basis, approximately $45.0 million over the five-year period commencing from the date the transaction was consummated. Pursuant to the terms of this retention program the Company expects to record a charge of

$7.5 million in each of the two 12 month periods following the date the transaction was consummated and $10.0 million in each of the three succeeding 12 month periods. In addition, a separate retention program was established for certain of Advest’s key management personnel that could result in total costs of approximately $15.0 million, depending upon the achievement of specified performance goals, over the two year period following the date the Advest Acquisition was consummated.

          Effective January 1, 2001, the Company acquired 100% of the equity of Matrix Capital Markets Group Inc. and Matrix Private Equities, Inc. (together, “Matrix”), for $12.1 million in cash, plus the obligation to make certain contingent payments in the event that Matrix achieves certain profit goals. Matrix primarily provides investment banking services to middle market companies. The transaction was accounted for under the purchase method of accounting. Goodwill recorded in connection with the transaction was approximately $11.1 million and is being amortized on a straight line basis over 15 years.

3.    Summary of Significant Accounting Policies:

Basis of Presentation

          The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented in conformity with GAAP. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000, which are presented in MONY Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (“MONY Group’s 2000 Annual Report”). The results of operations for the three-month and nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the amounts presented for the comparative prior periods to conform those periods to the current presentation.

New Accounting Pronouncements

          On December 26, 2000 the American Institute of Certified Public Accountants issued Statement of Position 00-3, Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and For Certain Long-Duration Participating Contracts (“SOP 00-3”). SOP 00-3 provides guidance with respect to accounting for Demutualizations and requires, among other things, that (i) Closed Block assets, liabilities, revenues, and expenses should be displayed in financial statements combined with all other assets, liabilities, revenues, and expenses outside the Closed Block, and (ii) Demutualization expenses be classified as a single line item within income from continuing operations. The guidance in SOP 00-3 requires restatement of financial statements presented for years prior to its issuance and is effective for fiscal years beginning after December 15, 2000, except as it pertains to demutualization expenses which was effective immediately upon its issuance. The financial statements herein reflect the adoption of SOP 00-3. Accordingly, the consolidated statements of income and comprehensive income and balance sheets presented herein for the three-month and nine-month periods ended September 30, 2000 have been restated from those previously reported in the prior year to conform the presentation thereof to that required by SOP 00-3.

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

          In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase method of accounting and abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. All of the Company’s past business combinations have been accounted for under the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement has no effect on the financial position or results of operations of the Company.

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

Receivables from and payables to brokerage customers

          Receivables from and payables to brokerage customers arise from cash and margin transactions executed by Advest on their behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. Included in payables to brokerage customers are free credit balances of $178.9 million as of September 30, 2001. Advest pays interest on customers’ credit balances when they indicate that the funds are for reinvestment purposes.

Collateralized financing transactions

          Securities loaned and borrowed are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral received or advanced. The fee received or paid by Advest is recorded as interest revenue or expense and is reflected in Retail Brokerage and Investment Banking revenues and other operating costs and expenses, respectively, in the consolidated statement of income. The initial collateral advanced or received has a higher market value than the underlying securities. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

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

Securities

          Advest’s trading securities and securities sold, not yet purchased are valued at market value with unrealized gains and losses reflected in current period revenues from principal transactions or investment banking. Periodically, Advest receives stock warrants in connection with its investment banking activities. Warrants are carried at their fair value which is determined using the Black-Scholes model or another standard option valuation technique. The value of such warrants and changes therein are reflected in earnings.

          At September 30, 2001, trading securities, securities pledged as collateral and securities sold, not yet purchased consisted of:

	Trading Securities	Securities pledged as collateral	Securities sold, not yet Purchased
	($ in millions)
Corporate obligations	$327.5	$225.4	$337.7
State and municipal obligations	39.3	—	8.4
U.S. government and agency obligations	22.6	41.5	203.9
Mortgage-backed securities	58.7	—	—
Stocks and warrants	3.4	—	1.2

	$451.5	$266.9	$551.2

Investment banking

          Investment banking revenues are recorded, net of expenses, on the settlement date for management fees and sales concessions, and on the dates the underwriting syndications are closed for underwriting fees. Investment banking revenues are included in Retail Brokerage and Investment Banking revenues in the consolidated statement of income.

Short term borrowings

          In the ordinary course of business, primarily to facilitate securities settlements and finance margin debits and trading inventories, Advest obtains bank loans which are collateralized by its trading securities and customers’

margin securities. The loans are payable on demand and bear interest based on the federal funds rate. At September 30, 2001, Advest had $539.8 million outstanding in bank loans, all collateralized by firm and customer securities. The weighted average interest rate on Advest bank loans outstanding at September 30, 2001, was 4.61%.

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

          Products comprising the Protection Products segment primarily include a wide range of insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life insurance, last survivor whole life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the protection products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits derived therefrom (see Note 5), (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto.

          The Accumulation Products segment primarily includes flexible premium variable annuities, single premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

          The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, Matrix and MONY Securities Corporation (“MSC”). Advest provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management services. Matrix is a middle market investment bank specializing in merger and acquisition services for a middle market client base. MSC is a securities broker dealer that transacts customer trades primarily in securities and mutual funds. In addition to selling the Company’s Protection and Accumulation Products, MSC provides the Company’s career agency distribution system access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities). MSC was previously reported in the Other Products segment. The segmented data presented below as of December 31, 2000 and for the three-month and nine-month periods ended September 30, 2000 has been restated from that reported in the prior year period to reflect the reclassification of MSC from the Other Products segment to the Retail Brokerage and Investment Banking segment.

          The Company’s Other Products segments primarily consists of an insurance brokerage operation and certain lines of insurance business no longer written by the Company (the “run-off businesses”). The insurance brokerage operation provides the Company’s career agency sales force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run off businesses primarily consist of group life and health business as well as group pension business that was not included in the Group Pension Transaction (see Note 5).

          Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by the Company relating to its employee benefit plans and, (ii) assets, liabilities, revenues and expenses of the MONY Group.

          Set forth in the following table is certain financial information with respect to the Company’s operating segments as well as amounts not allocated to the segments as of September 30, 2001 and December 31, 2000 and for each the three-month and nine-month periods ended September 30, 2001 and 2000.

Segment Summary Financial Information

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2001	2000	2001	2000
	($ in millions)
Premiums:
Protection Products	$159.1	$160.3	$490.5	$497.2
Accumulation Products	1.0	—	3.4	0.4
Other Products	1.9	2.2	6.6	6.4

	$162.0	$162.5	$500.5	$504.0

Universal life and investment-type product policy fees:
Protection Products	$ 38.4	$ 33.8	$110.0	$102.3
Accumulation Products	12.5	17.3	42.0	53.8
Other Products	(0.8)	0.1	0.1	0.9

	$ 50.1	$ 51.2	$152.1	$157.0

Net investment income and net realized gains (losses) on investments:
Protection Products	$139.4	$197.9	$442.9	$657.6
Accumulation Products	18.7	30.4	59.2	106.6
Retail Brokerage and Investment Banking	2.1	0.3	5.0	0.4
Other Products	4.0	17.4	17.3	63.5
Reconciling amounts	9.2	8.5	27.7	17.4

	$173.4	$254.5	$552.1	$845.5

Other income (1):
Protection Products	$ 2.3	$ 15.6	$ 27.9	$ 46.7
Accumulation Products	23.5	29.8	76.7	92.5
Retail Brokerage and Investment Banking	82.1	12.3	253.0	46.7
Other Products	3.4	3.9	12.0	13.6
Reconciling amounts	0.6	1.5	4.4	3.5

	$111.9	$ 63.1	$374.0	$203.0

Amortization of deferred policy acquisition costs:
Protection Products	$ 25.7	$ 23.9	$ 80.9	$ 84.0
Accumulation Products	7.2	6.8	17.5	21.4

	$ 32.9	$ 30.7	$ 98.4	$105.4

Benefits to policyholders (2):
Protection Products	$206.8	$196.8	$604.2	$581.6
Accumulation Products	17.7	16.4	50.1	53.4
Other Products	5.7	7.8	18.6	19.5
Reconciling amounts	1.6	1.9	6.4	5.7

	$231.8	$222.9	$679.3	$660.2

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2001	2000	2001	2000
	($ in millions)
(Loss)/Income before income taxes:
Protection Products	$ 8.6	$ 68.1	$56.0	$262.2
Accumulation Products	0.7	27.7	25.6	90.2
Retail Brokerage and Investment Banking	(9.3)	(1.9)	(13.3)	(1.8)
Other Products	(6.7)	5.4	(11.5)	34.7
Reconciling amounts	(5.1)	1.0	(16.5)	(1.3)

	$(11.8)	$100.3	$40.3	$384.0

	As of September 30, 2001	As of December 31, 2000
	($ in millions)
Assets:(3)
Protection Products(4)	$16,316.9	$16,239.1
Accumulation Products	4,716.1	5,593.5
Retail Brokerage and Investment Banking	2,424.1	9.7
Other Products	950.0	1,051.0
Reconciling amounts	1,200.3	1,682.0

	$25,607.4	$24,575.3

Deferred policy acquisition costs:
Protection Products	$ 1,013.7	$ 1,064.3
Accumulation Products	139.1	145.4

	$ 1,152.8	$ 1,209.7

Policyholders liabilities:
Protection Products(5)	$10,368.4	$10,290.7
Accumulation Products	1,075.3	1,060.0
Other Products	370.4	381.4
Reconciling amounts	17.4	17.7

	$11,831.5	$11,749.8

Separate account liabilities:(3)
Protection Products(6)	$ 3,809.5	$ 3,939.5
Accumulation Products	3,161.2	4,072.9
Other Products	429.9	499.5
Reconciling amounts	661.0	770.1

	$ 8,061.6	$ 9,282.0

(1)	Includes Group Pension Profits, Retail Brokerage and Investment Banking revenues and other income.
(2)	Includes benefits to policyholders and interest credited to policyholders’ account balances.
(3)	Each segment includes separate account assets in an amount equal to the corresponding liability reported.
(4)	Includes assets transferred in the Group Pension Transaction of $4,811.8 million and $4,927.7 million as of September 30, 2001 and December 31, 2000, respectively (see Note 5).
(5)	Includes policyholder liabilities transferred in the Group Pension Transaction of $1,418.9 million and $1,468.1 million as of September 30, 2001 and December 31, 2000, respectively (see Note 5).
(6)	Includes separate account liabilities transferred in the Group Pension Transaction of $3,297.2 million and $3,416.7 million as of September 30, 2001 and December 31, 2000 respectively (see Note 5).

          The following is a summary of premiums and universal life and investment-type product policy fees by product for the three and nine-month periods ended September 30, 2001 and 2000, respectively.

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2001	2000	2001	2000
	($ in millions)
Premiums:
Individual life	$159.0	$160.2	$490.2	$496.8
Group insurance	1.9	2.2	6.6	6.4
Disability income insurance	0.1	0.1	0.3	0.4
Other	1.0	0.0	3.4	0.4

Total	$162.0	$162.5	$500.5	$504.0

Universal life and investment-type product policy fees:
Universal life	$ 18.1	$ 16.9	$ 53.8	$ 50.8
Variable universal life	17.9	14.3	49.1	43.2
Group universal life.	2.4	2.6	7.1	8.3
Individual variable annuities	12.5	17.3	42.0	53.8
Individual fixed annuities	(0.8)	0.1	0.1	0.9

Total	$ 50.1	$ 51.2	$152.1	$157.0

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

	As of September 30, 2001	As of December 31, 2000
	($ in millions)
Assets:
General Account
Fixed Maturities: available for sale, at estimated fair value (amortized cost; $1,375.4 million and $1,420.8 million, respectively).	$1,413.9	$1,419.0
Mortgage loans on real estate	28.7	47.5
Cash and cash equivalents	49.9	18.5
Accrued investment income	22.1	26.0

Total general account assets	1,514.6	1,511.0
Separate account assets	3,297.2	3,416.7

Total assets	$4,811.8	$4,927.7

Liabilities:
General Account(1)
Policyholders’ account balances	$1,418.9	$1,468.1
Other liabilities	26.2	12.4

Total general account liabilities	$1,445.1	$1,480.5

Separate account liabilities(2)	$3,297.2	$3,416.7

Total Liabilities	$4,742.3	$4,897.2

(1)
Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $72.2 million and $74.2 million as of September 30, 2001 and December 31, 2000, respectively.

(2)
Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $11.4 million and $14.7 million as of September 30, 2001 and December 31, 2000, respectively.

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2001	2000	2001	2000
	($ in millions)
Revenues:
Product policy fees	$ 4.8	$ 7.4	$14.3	$ 19.4
Net investment income	25.0	27.8	78.0	86.2
Net realized gains (losses) on investments	1.3	1.0	4.9	1.6

Total Revenues	31.1	36.2	97.2	107.2
Benefits and Expenses:
Interest Credited to policyholders account balances	19.1	21.7	56.2	64.9
Other operating costs and expenses.	4.0	3.7	13.8	13.3

Total benefits and expenses	23.1	25.4	70.0	78.2

Group Pension Profits	$ 8.0	$10.8	$27.2	$ 29.0

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

          At September 30, 2001, the Company had commitments to contribute capital to its equity partnership investments of $119.4 million and commitments to purchase $76.7 million of private fixed and floating rate maturity securities with interest rates ranging from 4.53% to 8.16%.

          At September 30, 2001, the Company had commitments to issue $6.1 million of fixed rate agricultural loans with periodic interest rate reset dates. The initial interest rates on such loans range from approximately 6.25% to 7.50%. In addition, the Company had commitments to issue $137.5 million of fixed rate and floating rate commercial mortgage loans with interest rates ranging from 5.39% to 8.65%.

          At September 30, 2001, the Company had commitments to issue $14.2 million of mezzanine financing with pay rates ranging from 8.26% to 10.00%.

          In addition, the Company maintains a syndicated credit facility with domestic banks aggregating $150.0 million, with a scheduled renewal date in June 2002. In accordance with certain covenants of the facilities, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company’s $150.0 million commercial paper program which was activated in the third quarter of 2000. The Company has complied with all covenants of the facilities, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of September 30, 2001.

          At September 30, 2001 Advest was contingently liable under bank letter of credit agreements in the amount of $5.3 million, which are collateralized by securities held in customer accounts.

7.    Closed Block:

          The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	September 30, 2001	December 31, 2000
	($ in millions)
Assets:
Fixed Maturities:
Available for sale, at estimated fair value (amortized cost; $3,625.9 and $3,535.8 respectively)	$3,770.5	$3,543.1
Mortgage loans on real restate	596.1	566.0
Policy loans	1,162.3	1,183.9
Cash and cash equivalents	171.3	167.8
Premiums receivable	10.1	13.6
Deferred policy acquisition costs	433.9	552.6
Other assets	233.5	224.2

Total Closed Block assets	$6,377.7	$6,251.2

Liabilities:
Future policy benefits	$6,853.0	$6,826.8
Policyholders’ account balances	291.9	293.3
Other Policyholders’ liabilities	182.9	173.5
Other liabilities	103.0	22.2

Total Closed Block liabilities	$7,430.8	$7,315.8

	For the Three-month Period Ended September 30,		For the Nine-month Periods Ended September 30,
	2001	2000	2001	2000
	($ in millions)
Revenues:
Premiums	$129.8	$136.0	$397.3	$419.6
Net investment income	100.0	99.2	299.0	294.2
Net realized gains (losses) on investments	2.7	2.6	4.7	(4.3)
Other income	0.5	0.6	1.5	1.7

Total revenues	233.0	238.4	702.5	711.2

Benefits and Expenses:
Benefits to policyholders	$151.7	$148.0	$445.1	$450.2
Interest credited to policyholders’ account balances	2.3	2.2	6.5	6.5
Amortization of deferred policy acquisition cost	13.9	14.7	46.1	46.6
Dividends to policyholders	53.9	60.4	167.3	169.1
Other operating costs and expenses	1.6	2.4	5.7	6.7

Total benefits and expenses	223.4	227.7	670.7	679.1

Contribution from the Closed Block	$ 9.6	$ 10.7	$ 31.8	$ 32.1

          For the three-month periods ended September 30, 2001 and 2000, there were $0.0 million and $5.6 million in charges for other than temporary impairments on fixed maturities in the Closed Block. For the nine-month period ended September 30, 2001 and 2000, there were $4.7 million and $10.1 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block.

8.    Extraordinary Item and Other Items:

          On March 8, 2000, the MONY Group issued $300.0 million principal amount of senior notes (the “Senior Notes”). The Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the MONY Group from the issuance of the Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the MONY Group to finance the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the “9.5% Notes” and “11.25% Notes”, respectively), which were outstanding at December 31, 1999. The balance of the net proceeds from the issuance of the Senior Notes will be used by the MONY Group for general corporate purposes.

          As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded a before tax loss of $56.5 million ($36.7 million after tax) during the first quarter of 2000 and $1.6 million ($1.0 million after tax) during the third quarter of 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company’s books at the date of the transaction of approximately $7.0 million and $51.1 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company’s income statement for the nine-month period ended September 30, 2000.

          Since January 2000, MONY Group has had a common share repurchase program in place. During the second quarter of 2001, MONY Group announced a plan to repurchase an additional 2.5 million common shares, bringing the total authorized share repurchase to approximately 4.9 million shares. Under the plan, MONY Group may repurchase such shares from time to time, as market conditions and other factors warrant. The plan may be discontinued at anytime. As of September 30, 2001, 3,286,789 million shares had been repurchased at an aggregate cost of approximately $110.9 million.

9.    Subsequent Events:

          During the fourth quarter of 2001, the Company announced the planned acquisition of Lebenthal & Co. by its subsidiary, The Advest Group Inc. The acquisition is expected to be consummated by the end of the fourth quarter. Lebenthal & Co. is a financial services firm offering a range of investment products and services to a nationwide customer base. Lebenthal & Co’s. concentrated expertise in municipal bonds has made it one of the nation’s leading experts in tax exempt investing. The firm also has an asset management subsidiary and manages three open-ended municipal bond funds including the first taxable bond fund.

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

Results of Operations

          The following tables present the Company’s consolidated and segmented results of operations for the three and nine-month period ended September 30, 2001 and 2000. The discussion following these tables discusses the Company’s consolidated and segmented results of operations.

	For the Three-month Period Ended September 30, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$159.1	$ 1.0	$ —	$ 1.9	$ —	$162.0
Universal life and investment-type product policy fees	38.4	12.5	—	(0.8)	—	50.1
Net investment income and realized gains on investments	139.4	18.7	2.1	4.0	9.2	173.4
Group Pension Profits	8.0	—	—	—	—	8.0
Retail Brokerage and Investment Banking revenues	—	—	82.21	—	—	82.21
Other income	(5.7)	23.5	—	3.4	0.6	21.8

Total revenue	339.2	55.7	84.2	8.5	9.8	497.4

Benefits and Expenses:
Benefits to policyholders	191.3	7.3	—	3.7	1.6	203.9
Interest credited to policyholders’ account balances	15.5	10.4	—	2.0	—	27.9
Amortization of deferred policy acquisition costs	25.7	7.2	—	—	—	32.9
Dividends to policyholders	53.9	0.5	—	0.1	—	54.5
Other operating costs and expenses	44.2	29.6	93.5	9.4	13.3	190.0

Total expenses	330.6	55.0	93.5	15.2	14.9	509.2

Income before income taxes	$ 8.6	$ 0.7	$ (9.3)	$ (6.7)	$ (5.1)	(11.8)

Income tax benefit						3.1

Net (Loss)						$ (8.7)

	For the Three-month Period Ended September 30, 2000
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$160.3	$ —	$ —	$ 2.2	$ 8.5	$162.5
Universal life and investment-type product policy fees	33.8	17.3	—	0.1	—	51.2
Net investment income and realized gains on investments	197.9	30.4	—	17.7		254.5
Group Pension Profits	10.8	—	—	—	—	10.8
Retail Brokerage and Investment Banking revenues	—	—	12.3	—	—	12.3
Other income	4.8	29.8	—	3.9	1.5	40.0

Total revenue	407.6	77.5	12.3	23.9	10.0	531.3

Benefits and Expenses:
Benefits to policyholders	182.7	4.2	—	5.2	1.9	194.0
Interest credited to policyholders’ balances	14.1	12.2	—	2.6	—	28.9
Amortization of deferred policy acquisition costs	23.9	6.8	—	—	—	30.7
Dividends to policyholders	60.4	0.4	—	0.2	—	61.0
Other operating costs and expenses	58.4	26.2	14.2	10.5	7.1	116.4

Total revenue	339.5	49.8	14.2	18.5	9.0	431.0

Income before income taxes	$ 68.1	$27.7	$ (1.9)	$ 5.4	$ 1.0	$100.3

Income tax expense						33.1

Income before extraordinary loss						67.2
Extraordinary loss, net of tax						(1.0)

Net Income						$ 66.2

	For the Nine-month Period Ended September 30, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$ 490.5	$ 3.4	$ —	$ 6.6	$ —	$ 500.5
Universal life and investment-type product policy fees	110.0	42.0	—	0.1	—	152.1
Net investment income and realized gains on investments	442.9	59.2	5.0	17.3	27.7	552.1
Group Pension Profits	27.2	—	—	—	—	27.2
Retail Brokerage and Investment Banking revenues	—	—	253.0	—	—	253.0
Other income	0.7	76.7	—	12.0	4.4	93.8

Total revenue	1,071.3	181.3	258.0	36.0	32.1	1,578.7

Benefits and Expenses:
Benefits to policyholders	558.6	19.1	—	12.0	6.4	596.1
Interest credited to policyholders’ account balances	45.6	31.0	—	6.6	—	83.2
Amortization of deferred policy acquisition costs	80.9	17.5	—	—	—	98.4
Dividends to policyholders	167.8	1.2	—	0.7	—	169.7
Other operating costs and expenses	162.4	86.9	271.3	28.2	42.2	591.0

Total expense	1,015.3	155.7	271.3	47.5	48.6	1,538.4

Income before income taxes	$ 56.0	$ 25.6	$ (13.3)	$(11.5)	$(16.5)	$ 40.3

Income tax expense						13.4

Net Income						$ 26.9

	For the Nine-month Period Ended September 30, 2000
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$ 497.2	$ 0.4	$ —	$ 6.4	$ —	$ 504.0
Universal life and investment-type product policy fees	102.3	53.8	—	0.9	—	157.0
Net investment income and realized gains on investments	657.6	106.6	0.4	63.5	17.4	845.5
Group Pension Profits.	29.0	—	—	—	—	29.0
Retail Brokerage and Investment Banking revenues	—	—	46.7	—	—	46.7
Other income	17.7	92.5	—	13.6	3.5	127.3

Total revenue	1,303.8	253.3	47.1	84.4	20.9	1,709.5

Benefits and Expenses:
Benefits to policyholders	541.8	17.2	—	12.4	5.7	577.1
Interest credited to policyholders’ account balances	39.8	36.2	—	7.1	—	83.1
Amortization of deferred policy acquisition costs	84.0	21.4	—	—	—	105.4
Dividends to policyholders	168.9	1.2	—	0.8	—	170.9
Other operating costs and expenses	207.1	87.1	48.9	29.4	16.5	389.0

Total expenses	1,041.6	163.1	48.9	49.7	22.2	1,325.5

Income before income taxes and extraordinary loss	$ 262.2	$ 90.2	$ (1.8)	$34.7	$ (1.3)	$ 384.0

Income tax expense						130.8

Income before extraordinary loss						253.2
Extraordinary loss						(37.7)

Net Income						$ 215.5

Three-month Period Ended September 30, 2001 Compared to the Three-month Period Ended September 30, 2000.

          Premium revenue was $162.0 million for the three-month period ended September 30, 2001, a decrease of $0.5 million, or 0.3% from $162.5 million reported for the comparable prior year period. The decrease was primarily the result of lower premiums in the Protection Products segment of $1.2 million, offset by higher premiums in the Accumulation Products segment of $1.0 million. The decrease in the Protection Product segment was primarily a result of lower renewal premiums of $6.4 million due to the reduction of the in-force block, offset by an increase in new and single premiums of $2.4 million, and an increase of $4.0 million in premiums from special risk term insurance products offered by U.S. Financial Life Insurance Company (“USFL”). The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution and the improvement of its financial strength ratings since being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See “— New Business Information” for a discussion regarding period to period sales and related trends. The increase in the Accumulation Products segment was primarily attributable to sales of immediate annuities.

          Universal life and investment-type product policy fees were $50.1 million for three-month period ended September 30, 2001, a decrease of $1.1 million, or 2.1% from $51.2 million reported for the comparable prior year period. The decrease was primarily a result of lower fees in the Accumulation Products segment of $4.8 million, offset in part by higher fees in the Protection Products of $4.6 million. The decrease in the Accumulation Products segment was primarily due to lower mortality and expense charges of $2.5 million, and a $2.3 million decrease in surrender charges in the Company’s flexible payment variable annuity (“FPVA”) product. The decrease in mortality and expense charges is due to lower fund values resulting from stock market declines. The decrease in surrender charges reflects the positive effects of the Company’s conservation unit and other measures designed to improve persistency. The increase in the Protection Products segment was primarily related to higher fees from corporate sponsored variable universal life (“CSVUL”) and variable universal life (“VUL”) of $2.0 million and $1.6 million respectively.

          Net investment income was $172.9 million for the three-month period ended September 30, 2001, a decrease of $58.7 million, or 25.3%, from $231.6 million reported for the comparable prior year period. The decrease in net investment income is primarily related to a decrease in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of or investment in equity securities issued by such companies. For the three-month period ended September 30, 2001, the Company had a loss of $15.5 million relating to such partnership investments, a decrease of $64.6 million from an income of $49.1 million recorded for the three-month period ended September 30, 2000. As of September 30, 2001, invested assets excluding trading portfolio assets of $718.4 million were $11,144.2 million (including cumulative unrealized gains of $221.2 million on fixed maturity securities) compared to $10,913.2 million (including cumulative unrealized losses of $147.9 million on fixed maturity securities) for the prior year period. At September 30, 2001, fixed maturity securities, mortgage loans and real estate represented approximately 60.9%, 16.3% and 2.0%, respectively, of total invested assets (excluding trading portfolio assets), as compared to 59.9%, 15.2% and 2.9%, respectively, at September 30, 2000. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.3% and 6.3%, respectively, for the three-month period ended September 30, 2001, as compared to 8.4% and 9.2%, respectively, for the three-month period ended September 30, 2000. See “Investments — Results by Asset Category.”

          Net realized capital gains were $0.5 million for the three-month period ended September 30, 2001, a decrease of $22.4 million, from gains of $22.9 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000.

	For the Three-month Period Ended September 30,
	2001	2000
	($ in millions)
Real estate	$(0.6)	$16.0
Equity securities	(1.8)	(3.2)
Fixed maturities	4.9	(6.4)
Mortgage loans	(0.5)	16.8
Other	(1.5)	(0.3)

	$0.5	$22.9

          Net investment income and net realized gains on investments are allocated to the Company’s segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment.

          Group Pension Profits were $8.0 million for the three-month period ended September 30, 2001, a decrease of $2.8 million or 25.9% from $10.8 million reported in the corresponding prior year period. The decrease is primarily due to lower operating income due to the run-off of the Group Pension business. See “Notes to Unaudited Interim Condensed Consolidated Financial Statements — Group Pension Transaction.”

          Retail Brokerage and Investment Banking revenues were $82.1 million for the three-month period ended September 30, 2001, an increase of $69.8 million compared to $12.3 million for the comparable prior year period. The increase is primarily attributable to the acquisition of Advest in the first quarter of 2001. Revenues for Advest for the three-month periods ended September 30, 2001, were $72.0 million. See “—New Business Information.”

          Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as, revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $21.8 million for the three-month period ended September 30, 2001, a decrease of $18.2 million, or 45.5%, from $40.0 million reported for the comparable prior year period. The decrease was primarily due to lower income of $10.5 recorded in the Protection Products due to the decrease in cash surrender value of the Company’s corporate owned life insurance (“COLI”) contract as a result of unfavorable market conditions. The decrease was also due to lower income of $6.3 million in the Accumulation Products segment which was primarily attributable to lower fees earned by the Company’s mutual fund management operations. The Company’s mutual fund management operations reported $22.2 million in fees from advisory, underwriting and distribution services in the three-month periods ended September 30, 2001 as compared to $27.5 million in the comparable prior year period, as assets under management decrease to approximately $8.2 billion at September 30, 2001 from $10.4 billion at September 30, 2000.

          Benefits to policyholders were $203.9 million for the three-month period ended September 30, 2001, an increase of $9.9 million, or 5.1%, from $194.0 million reported for the comparable prior year period. The increase consisted primarily of higher benefits of approximately $8.6 million and $3.1 million in the Company’s Protection Products segment and Accumulation Products segment, respectively, offset by lower benefits of $1.5 million in the Other Products segment. The increase of $8.6 million in the Protection Products segment was primarily due to an increase in USFL of $2.2 million and higher benefits expense in universal life and variable universal life. The increase of $3.1 million in the Accumulation Products segment was primarily due to an increase in FPVA death benefits of $1.7 million.

          Interest credited to policyholders’ account balances was $27.9 million for the three-month period ended September 30, 2001, a decrease of $1.0 million, or 3.5%, from $28.9 million reported for the comparable prior year period. The decrease was primarily due to lower interest crediting of $1.8 million in the Company’s Accumulation Products segment primarily due to lower interest crediting on single premium deferred annuities (“SPDA”) of $0.8 million as account values declined. During the third quarter of 2001, SPDA account value decreased approximately $8.5 million to $273.0 million as compared to $274.8 million in the prior year period. The decrease in account value in 2001 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products.

          Amortization of deferred policy acquisition costs (“DAC”) was $32.9 million for the three-month period ended September 30, 2001, an increase of $2.2 million, or 7.2%, from $30.7 million reported in the comparable prior year period. The increase in DAC amortization in the Protection Products segment was due primarily to higher CSVUL amortization of $3.2 million due to lower net death benefit claims and the increasing size of the inforce block, higher VUL amortization of $1.0 million, and higher amortization of $1.6 million from USFL due to the increasing size of the inforce block. This was offset by a lower individual life amortization of $2.1 million, and lower universal life amortization of $1.7 million due to higher death claims.

          Dividends to policyholders were $54.5 million for the three-month period ended September 30, 2001, a decrease of $6.5 million, or 10.7%, from $61.0 million reported for the comparable prior year period. The decrease, substantially all of which occurred in the Protection Products segment, resulted from a reduction in deferred dividend liability established in the Closed Block as of September 30, 2001, as compared to September 30, 2000.

          Other operating costs and expenses were $190.0 million for the three-month period ended September 30, 2001, an increase of $73.6 million, or 63.2%, from $116.4 million reported for the comparable prior year period. This increase consisted of $79.3 million for the Retail Brokerage and Investment Banking segment, resulting from the acquisition of Advest and $5.7 million higher interest expense resulting from the financing of the Advest acquisition. Offsetting these increases was $6.4 million lower incentive compensation.

Nine-month Period Ended September 30, 2001 Compared to the Nine-month Period Ended September 30, 2000.

          Premium revenue was $500.5 million for the nine-month period ended September 30, 2001, a decrease of $3.5 million, or 0.7% from $504.0 million reported for the comparable prior year period ended September 30, 2000. The decrease was primarily attributable to a decrease in the Protection Products segment of $6.7 million offset by higher premiums in the Accumulation Products segment of $3.0 million. The decrease in the Protection Products segments was a result of lower renewal premiums of $22.9 million due to the reduction of the in-force block, offset by an increase of $3.0 million in single premiums and $12.9 in premiums from special risk term insurance products offered by USFL. The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution, and the improvement of its financial strength ratings since being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See “— New Business Information” for a discussion regarding period to period sales and related trends. The increase in the Accumulation Product segment was primarily attributed to sales of immediate annuities.

          Universal life and investment-type product policy fees were $152.1 million for the nine-month period ended September 30, 2001, a decrease of $4.9 million, or 3.1% from $157.0 million reported for the comparable prior year period. The decrease was primarily a result of lower fees in the Accumulation Products segment of $11.8 million, offset by higher fees in the Protection Product segment of $7.7 million. The decrease in the Accumulation Products segment was primarily due to lower mortality and expense charges of $4.9 million, and a $6.4 million decrease in surrender charges in the Company’s FPVA product. The decrease in FPVA mortality and expense charges is due to lower fund balances resulting from stock market declines. The decrease in surrender charges reflects the positive effects of the Company’s conservation unit and other measures designed to improve persistency. The increase in the Protection Products segment was primarily attributable to higher fees earned on CSVUL and VUL of $3.8 million and $2.1 respectively, offset by lower fees earned on universal life (“UL”) and group universal life (“GUL”) of $1.5 million and $1.2 million, respectively.

          Net investment income was $546.1 million for the nine-month period ended September 30, 2001, a decrease of $266.8 million, or 32.8%, from $812.9 million reported for the comparable prior year period. The decrease in net investment income is primarily related to a decrease in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of or investment in equity securities issued by such companies. For the nine-month period ended September 30, 2001, the Company had a loss of $14.0 million relating to such partnership investments, a decrease of $272.9 million from an income of $258.9 million recorded for the nine-month period ended September 30, 2000. As of September 30, 2001, invested assets excluding trading portfolio assets of $718.4 million were $11,144.2 million (including cumulative unrealized gains of $221.2 million on fixed maturity securities) compared to $10,913.2 million (including cumulative unrealized losses of $147.9 million on fixed maturity securities) for the prior year period. At September 30, 2001, fixed maturity securities, mortgage loans and real estate represented approximately 60.9%, 16.3% and 2.0%, respectively, of total invested assets (excluding trading portfolio assets), as compared to 59.9%, 15.2% and 2.9%, respectively, at September 30, 2000. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.6% and 6.6%, respectively, for the nine-month period ended September 30, 2001, as compared to 9.8% and 10.2%, respectively, for the nine-month period ended September 30, 2000. See “Investments — Results by Asset Category.”

          Net realized capital gains were $6.0 million for the nine-month period ended September 30, 2001, a decrease of $26.6 million, from gains of $32.6 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000.

	For the Nine-month Period Ended September 30,
	2001	2000
	($ in millions)
Real estate	$ (3.2)	$18.5
Equity securities	(7.1)	13.8
Fixed maturities	12.4	(19.3)
Mortgage loans	4.7	19.6
Other	(0.8)	0.0

	$ 6.0	$32.6

          Group Pension Profits were $27.2 million for the nine-month period ended September 2001, a decrease of $1.8 million, or 6.2%, from $29.0 million reported in the corresponding prior year period. The decrease is primarily due to lower operating income due to run-off of the Group Pension business. See “Notes to Unaudited Interim Condensed Consolidated Financial Statements — Group Pension Transaction”

          Retail Brokerage and Investment Banking revenues were $253.0 million for the nine-month period ended September 30, 2001, an increase of $206.3 million compared $46.7 million for the comparable prior year period. The increase is primarily attributable to the acquisitions of Advest in the first quarter of 2001. Revenues for Advest for the period January 31, 2001 (date of acquisition) through September 30, 2001, were $217.9 million. See “—New Business Information.”

          Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $93.8 million for the nine-month period ended September 30, 2001, a decrease of $33.5 million, or 26.3%, from $127.3 million reported for the comparable prior year period. The decrease was primarily due to lower income of $17.0 million in the Protection Products segment and $15.9 million the Accumulation Products segment. The decrease in income recorded in the Protection Products segment was primarily due to the decrease in cash surrender value of the Company’s COLI contract as a result of unfavorable market conditions. The decrease in income recorded in the Accumulation Products segment was primarily attributable to lower fees earned from the Company’s mutual fund management operations. The Company’s mutual fund management operations reported $69.2 million in fees from advisory, underwriting and distribution services in the nine-month period ended September 30, 2001 as compared to $81.4 million in the comparable prior year period, as assets under management decreased to approximately $8.2 billion at September 30, 2001 from $10.4 billion at September 30, 2000.

          Benefits to policyholders were $596.1 million for the nine-month period ended September 30, 2001, an increase of $19.0 million, or 3.3%, from $577.1 million reported for comparable prior year period. The increase consisted primarily of higher benefits of approximately $16.8 million, and $1.9 million in the Company’s Protection Products segment, and Accumulation Products segment, respectively. The increase of $16.8 million in the Protection Products segment was due to higher death benefits of $6.3 million, and higher USFL benefits of $11.4 million. The increase of $1.9 million in the Accumulation Products segment was primarily the result of higher immediate annuity benefit payments and higher FPVA death benefits of $2.6 million and 2.4 million, respectively, offset by a decrease in supplementary contract benefits of $3.2 million higher due to the decline in the reserves.

          Interest credited to policyholders’ account balances was $83.2 million for the nine-month period ended September 30, 2001, an increase of $0.1 million, or 0.1%, from $83.1 million reported for the comparable prior year period. The increase was the result of higher interest crediting of $4.8 million in the Company’s Protection Product segment due primarily to a $4.7 million increase in CSVUL. This was offset by lower interest crediting of $5.2 million in the Company’s Accumulation Products segment primarily due to lower interest crediting on single premium deferred annuities (“SPDA”) of $2.5 million as account value declined.

          Amortization of DAC was $98.4 million for the nine-month period ended September 30, 2001, a decrease of $7.0 million, or 6.6%, from $105.4 million reported in the comparable prior year period. The decrease consisted primarily of lower DAC amortization in the Protection Products segment and the Accumulation Products segment of $3.1 million and $3.9 million, respectively. The decrease in amortization in the Protection Products segment was primarily due to lower universal life amortization of $5.7 million due to higher death claims. This was offset by higher amortization of $2.5 million from USFL due to the increasing size of the inforce block. The decrease in DAC amortization in the Accumulation Products segment primarily resulted from lower amortization in FPVA of $4.0 million due to an adjustment to future expected profitability due to higher surrender charges received per dollar of surrender benefits, and lower anticipated trailer costs.

          Dividends to policyholders were $169.7 million for the nine-month period ended September 30, 2001, a decrease of $1.2 million, or 0.1%, from $170.9 million reported for the comparable prior year period. The decrease, substantially all of which occurred in the Protection Products segment, resulted from a year to date decrease in the deferred dividend liability established in the Closed Block as of September 30, 2001, as compared to September 30, 2000.

          Other operating costs and expenses were $591.0 million for the nine-month period ended September 30, 2001, an increase of $202.0 million, or 51.9%, from $389.0 million reported for the comparable prior year period. This increase consisted of $222.4 million for the Retail Brokerage and Investment Banking segment, resulting from the acquisition of Advest and $15.6 million higher interest expense resulting from the financing of the Advest acquisition. Offsetting these increases was $36.3 million lower incentive compensation.

New Business Information

          The Company distributes its Protection and Accumulation products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers, (ii) sales of Protection Products by the Company’s USFL subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company’s corporate marketing team, and (iv) sales of a variety of financial products and services through the Company’s Trusted Advisors subsidiary. The table below and discussion which follows present certain information with respect to the Company’s sales of protection and accumulation products during the three and nine-month periods ended September 30, 2001 and 2000 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution.

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

New Business and Revenues By Source

	Three-months Ended September 30,		Nine-months Ended September 30,
	2001	2000	2001	2000
	($ in millions)
New Business By Source of Distribution
Protection Products
Career Agency System	$22.6	$ 19.5	$ 60.9	$ 62.7
U.S. Financial Life Insurance Company	11.7	10.2	34.2	30.3
Complementary Distribution (1)	20.5	66.1	56.8	112.3

Total New Annualized Life Insurance Premiums	$54.8	$ 95.8	$151.9	$205.3

Accumulation Products
Career Agency System — Variable Annuities(2)	$ 98	$ 90	$ 272	$ 322
Career Agency System — Mutual Funds	72	128	288	509
Third Party Distribution — Mutual Funds	244	305	749	1,168

Total Accumulation Sales	$ 414	$ 523	$1,309	$1,999

Retail Brokerage & Investment Banking Revenues
Advest(3)	$72.0	$101.4	$217.9	$274.7
MONY Securities Corp.	10.0	12.3	33.1	46.7
Matrix(4)	0.1	1.5	2.0	4.3

Total Revenue	$82.1	$115.2	$253.0	$325.7

(1)	Amounts are primarily comprised of COLI cases.
(2)
Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(3)
Amounts presented for Advest are for the three and eight month periods ended September 30, 2001 and September 30, 2000, respectively. Advest was acquired on January 31, 2001 and, accordingly, the Company’s consolidated results of operations include only the activity of Advest for the three and eight month periods ended September 30, 2001. The comparable prior year activity is pro forma as if Advest was acquired on January 31, 2000 and is presented for comparative purpose only. Such pro forma information is not indicative of future results. Actual results could differ materially.

(4)
Amounts presented for Matrix are for the three and nine-month periods ended September 2001 and September 2000. Matrix was acquired effective January 1, 2001 and, accordingly, the Company’s consolidated results of operations include only the activity of Matrix for the three and nine-month periods ended September 30, 2001. The comparable prior year activity is pro forma as if Matrix was acquired on January 1, 2000 and is presented for comparative purposes only. Such pro forma information is not indicative of future results. Actual results could differ materially.

Protection Products Segment

Protection Products Segment — New Business Information for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

          Total new annualized and single life insurance premiums for the three-month period ended September 30, 2001 were $54.8 million, compared with $95.8 million during the comparable prior year period.

          The decrease was primarily due to decrease sales of COLI and BOLI which were $19.4 million for the three-month period ended September 30, 2001, compared to $65.7 million for the comparable prior year period. The decrease in sales reflects an increase in competition in the marketplace. Corporate sales are large premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

          New life insurance premiums (first-year and single premiums) through the career network increased for the three-month period ended September 30, 2001 to $22.6 million compared to $19.5 million for the comparable prior year period.

          USFL sales were $11.7 million for the three-month period ended September 30, 2001, compared to $10.2 million during the comparable 2000 period due to an increase in universal life sales.

Protection Segment — New Business Information for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000.

          Total new annualized and single life insurance premiums for the nine-month period ended September 30, 2001 were $151.9 million, a decrease of $53.4 million from $205.3 million for the comparable prior year period.

          The decrease was primarily due to decreased sales of COLI and BOLI which were $54.6 million for the nine-month period ended September 30, 2001 compared with $110.3 during the comparable prior year period. The decrease in sales reflects an increase in competition in the marketplace. Corporate sales are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

          New life insurance premiums (first-year and single premiums) through the career network were $60.9 million for the nine-month period ended September 30, 2001 compared to $62.7 million for the comparable prior year period. Sales of variable-based life insurance products, which comprise a significant portion of the Company’s life insurance products, are heavily influenced by the performance of the stock market.

          USFL sales were $34.2 million for the nine-month period ended September 30, 2001, compared to $30.3 million during the comparable 2000 period due to an increase in universal life sales.

Accumulation Products Segment

          The following tables set forth assets under management as of September 30, 2001 and September 30, 2000, and changes in the primary components of assets under management for the three and nine-month periods ended September 30, 2001 and 2000:

	As of September 30, 2001	As of September 30, 2000
	($ in billions)
Assets under management:
Individual variable annuities	$3.5	$ 4.6
Individual fixed annuities	0.7	0.8
Proprietary retail mutual funds	4.0	5.0

	$8.2	$10.4

	For the Three- month Periods Ended September 30,		For the Nine- month Periods Ended September 30,
	2001	2000	2001	2000
	($ in billions)
Individual Variable Annuities:
Beginning account value	$4.0	$4.7	$4.4	$ 4.9
Sales(1)	0.1	0.1	0.2	0.3
Market appreciation	(0.5)	(0.0)	(0.8)	0.0
Mortality and expense charges	(0.0)	(0.0)	(0.0)	(0.0)
Surrenders and withdrawals(1)	(0.1)	(0.2)	(0.3)	(0.6)

Ending account value	$3.5	$4.6	$3.5	$ 4.6

Proprietary Retail Mutual Funds:
Beginning account value	$4.5	$5.1	$4.8	$ 4.8
Sales	0.3	0.4	1.0	1.6
Dividends reinvested	0.0	0.0	0.0	0.1
Market appreciation	(0.5)	(0.1)	(1.0)	(0.5)
Redemptions	(0.3)	(0.4)	(0.8)	(1.0)

Ending account value	$4.0	$5.0	$4.0	$ 5.0

(1)
Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Accumulation Products Segment — New Business Information for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

          Accumulation sales were $414 million for the three-month period ended September 30, 2001 compared to $523 million in the comparable prior year period. The Enterprise Group of Funds had third quarter sales of $316 million, $244 million of which were sold through third-party broker-dealers and $72 million were sold through the Company’s career network. Comparably, third quarter 2000 sales for Enterprise were $433 million, $305 million of which were from third-party broker dealers and $128 million from the career network. The Company’s mutual fund business experienced net inflows of $3.6 million for the quarter. Annuity sales, net of exchanges, were $98 million during the three-month period ended September 30, 2001 compared to $90 million during the three-month period ended September 30, 2000. Due to a decrease in the equity markets, accumulation assets under management declined 12 percent to $8.2 billion as of September 30, 2001 from $9.3 billion as of June 30, 2001.

Accumulation Products Segment — New Business Information for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000

          Accumulation sales were $1,309 million for the nine-month period ended September 30, 2001 compared to $1,999 million in the comparable prior year period. The Enterprise Group of Funds had sales of $1,037 million, $749 million of which were sold third-party broker-dealers and $288 million were sold through the Company’s career network. Comparably, 2000 sales for Enterprise were $1,677 million, $1,168 million of which were from third-party broker dealers and $509 million from the career network. The Company’s mutual fund business experienced net inflows of $124.8 million for the period. Annuity sales, net of exchanges, were $272 million during the nine-month period ended September 30, 2001 compared to $322 million during the comparable prior year period.

Retail Brokerage and Investment Banking Segment

Retail Brokerage and Investment Banking Segment — Revenue Information for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

          The Retail Brokerage and Investment Banking segment includes securities brokerage, trading, investment banking, trust and asset management services to high-net worth individuals and small to mid-size business owners through Advest, Matrix and MSC. The Retail Brokerage and Investment Banking segment, formed during the first quarter of 2001, had revenues of $82.1 million for the three-month period ended September 30, 2001. Overall market conditions, coupled with the four-day market close following the events of September 11, 2001, affected trading volume at Advest and MSC. Advest revenues were $72.0 million for the three-month period ended September 30, 2001, compared to $101.4 million for the three-month period ended September 30, 2000 on a proforma basis. Revenues from Advest’s private client group were $42.5 million for the three-month period ended September 30, 2001 compared to $57.4 million for the comparable prior year period on a proforma basis. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

          For the three-month period ended September 30, 2001, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $10.0 million, compared with $12.3 million during the comparable prior year period.

Retail Brokerage and Investment Banking Segment — Revenue Information for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000

          The Retail Brokerage and Investment Banking segment, formed during the first quarter of 2001, had revenues of $253.0 million for the nine-month period ended September 30, 2001. Overall market conditions, coupled with the four-day market close following the events of September 11, 2001, affected trading volume at Advest and MSC. Advest revenues were $217.9 million for the nine-month period ended September 30, 2001, compared to $274.7 million for the nine-month period ended September 30, 2000 on a proforma basis. Revenues from Advest’s private client group were $118.5 million for the nine-month period ended September 30, 2001 compared to $157.4 million for the comparable prior year period on a proforma basis. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

          For the nine-month period ended September 30, 2001, MSC posted revenues of $33.1 million, compared with $46.7 million during the comparable prior year period.

2001 Restructuring

          The Company expects to take a one-time, after-tax charge during the three-months ended December 31, 2001 as a result of the reorganization of certain of its businesses. This charge primarily consists of severance for terminated employees, losses relating to the abandonment of leased office space, equipment, and certain information technology related assets, and certain other charges. The amount of this charge is expected to be material to the Company’s results of operations for the aforementioned three-month period and full year ended December 31, 2001.

Implications of the Events of September 11th

          Based on information available to date, the events of September 11, 2001 did not have a material affect on the Company’s financial position. While the Company is still in the process of assessing the financial implications resulting from September 11th and its ability to recover the damages incurred under its insurance coverage, the Company knows that revenues of certain of its businesses for the three-month period ended September 30, 2001 were directly impacted and that the Company incurred a number of direct costs associated with the incident, including; (i) lost revenues at Advest, MSC, and Enterprise resulting from the close of the New York securities markets, (ii) physical damage to Advest’s Rector Street offices in lower Manhattan and associated recovery and relocation costs, and (iii) life insurance claims of approximately $2.0 million resulting from the incident. In addition, management expects that results subsequent to September 30, 2001 may be affected due to the possibility that additional life insurance claims and other implications of the events of September 11th may emerge.

Liquidity and Capital Resources

MONY Group

          MONY Group’s cash flow consists of investment income from its invested assets (including interest from the inter-company surplus notes, as hereafter defined) and dividends from MONY Life, if declared and paid, offset by expenses incurred in connection with the administration of the MONY Group’s affairs and interest expense on its outstanding indebtedness. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depend upon payments from its subsidiaries, including the receipt of; (i) dividends, (ii) interest income on the inter-company surplus notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law.

          As of September 30, 2001, MONY Life paid a dividend to MONY Group in the amount of $115.0 million.

Issuance of Senior Notes and Repurchase of Senior Notes

          On January 12, 2000, the MONY Group filed a registration statement on Form S-3 with the Securities and Exchange Commission to register certain securities (the “Shelf Registration”). This registration provides the Company with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. See the “Notes to the Unaudited Interim Condensed Consolidated Financial Statements” included elsewhere herein.

Capitalization

          The Company’s total capitalization, excluding accumulated comprehensive income and short term debt, increased to $2,703.1 million at September 30, 2001, as compared to $2,597.0 million at December 31, 2000. The increase was primarily the result of an increase in paid in capital from the issuance of common stock in connection with the acquisition of Advest. The Company’s debt to equity ratio (excluding accumulated comprehensive income and short term debt) remained unchanged at 28.0% at September 30, 2001 from December 31, 2000. The Company’s debt to total capitalization ratio (excluding accumulated comprehensive income and short term debt) also remained unchanged at 22.0% at September 30, 2001, from December 31, 2000.

MONY Life

          MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, operating expenses, income taxes, acquisitions of invested assets, and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to MONY Life’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans.

          The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of MONY Life’s total annuity reserves and deposit liabilities at September 30, 2001 and December 31, 2000.

Withdrawal Characteristics of
Annuity Reserves and Deposit Liabilities

	Amount at September 30, 2001	Percent of Total	Amount at December 31, 2000	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal Provisions	$1,203.1	20.3%	$1,352.9	19.4%
Subject to discretionary withdrawal with market value adjustment or at carrying value less surrender charge	3,674.4	62.1	4,537.7	65.2

Subtotal	4,877.5	82.4	5,890.6	84.6

Subject to discretionary withdrawal — without adjustment at carrying value	1,039.3	17.6	1,071.8	15.4

Total annuity reserves and deposit liabilities (gross)	5,916.8	100.0%	6,962.4	100.0%

Less reinsurance	72.7		74.2

Total annuity reserves and deposit liabilities (net)	$5,844.1		$6,888.2

          The following table sets forth by product line the actual surrenders and withdrawals for the periods indicated.

	For the Three-month Period Ended September 30,		For the Nine-month Period Ended September 30,
	2001	2000	2001	2000
	($ in millions)
Product Line:
Tradition life	$ 82.2	$ 87.3	$269.6	$ 293.2
Variable and universal life	19.1	10.3	62.0	29.7
Annuities(1)	105.6	163.2	357.0	626.9
Pensions(2)	34.4	91.8	83.2	454.5

Total	$241.3	$352.6	$771.8	$1,404.3

(1)
Excludes surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by MONY Life.

(2)	Excludes transfers between funds within the company benefit plans.

          Annuity surrenders decreased for the nine-month period ended September 30, 2001 compared to the comparable prior year period reflecting the Company’s conservation efforts and positive effects of the exchange program.

          The Company’s principle sources of liquidity to meet cash flow needs are its portfolio of liquid assets and its net operating cash flow. During the nine-month period ended September 30, 2001 the net cash outflow from operations was $(42.2) million, a $15.2 million decrease from September 30, 2000 which was $(27.0) million. The decrease primarily relates to lower payments from the Group Pension Transaction, higher interest payments on corporate debt, and higher general expenses offset in part by lower tax payments. The Company’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs. As of September 30, 2001, the Company had readily marketable fixed maturity securities with a carrying value of $6,789.8 million (including fixed maturities in the Closed Block), which were comprised of $3,675.7 million public and $3,114.1 million private fixed maturity securities. At that date, approximately 91.4% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at September 30, 2001 the Company had cash and cash equivalents of $618.7 million (including cash and cash equivalents in the Closed Block).

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

          The following table sets forth the results of the major categories of general account invested assets, which includes invested assets of the Closed Block and excludes trading securities of Advest.

	As of September 30, 2001		As of December 31, 2000
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions, except percentage)
Invested Assets
Fixed Maturities, Available for Sale	$ 6,789.4	60.9%	$ 6,693.0	59.6%
Fixed Maturities, Held to Maturity	0.4	0.0	—	0.0
Equity Securities, Available for Sale	310.5	2.8	328.6	2.9
Mortgage Loans on Real Estate	1,814.5	16.3	1,754.7	15.6
Policy Loans	1,244.8	11.2	1,264.6	11.3
Real Estate to be Disposed Of	167.7	1.5	171.3	1.6
Real Estate Held for Investment	56.1	0.5	40.7	0.4
Other Invested Assets	142.1	1.3	100.0	0.9
Cash and Equivalents	618.7	5.5	869.6	7.7

Invested Assets, excluding Trading Securities	$11,144.2	100.0%	$11,222.5	100.0%

Trading Securities	451.5		—
Securities pledged as Collateral	266.9		—

Total Trading securities	718.4		—

Total Cash and Invested Assets	$11,862.6		$11,222.5

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

Investment by Asset Category

	Three-month ended September 30,		Nine-month ended September 30,
	2001	2000	2001	2000
Fixed Maturities	7.6%	7.4%	7.5%	7.3%
Equity securities(1)	(18.5)	37.3	(5.4)	65.9
Mortgage loans on real estate	8.0	8.2	7.8	8.6
Policy loans	7.1	6.9	6.9	6.8
Real estate	7.8	6.1	7.7	6.8
Cash and cash equivalents	4.1	7.7	4.9	6.6
Other invested assets	6.4	2.4	5.6	6.1

Total invested assets before investment expenses	6.6%	8.9%	6.9%	10.2%
Investment expenses	(0.3)	(0.5)	(0.3)	(0.4)

Total invested assets after investment expenses(1)	6.3%	8.4%	6.6%	9.8%

(1)
The decrease in net investment income yields was primarily due to a decrease in limited partnership income included in the equity securities asset category of $64.6 million and $272.9 million for the three-month period ended September 30, 2001, and the nine-month period ended September 30, 2001, respectively. The net investment income yields excluding the limited partnership income are 7.1% and 6.8% for the three-month periods ended September 30, 2001 and 2000, respectively and 6.9% and 6.9% for the nine-month periods ending September 30, 2001 and 2000 respectively.

          The yield on general account invested assets (including net realized gains and losses on investments) was 6.3% and 9.2% for the three-month period ended September 30, 2001 and 2000, respectively, and 6.6% and 10.2% for the nine-month period ended September 30, 2001 and 2000, respectively.

Fixed Maturities

          Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 60.9% and 59.6% of total invested assets at September 30, 2001 and December 31, 2000, respectively.

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

TOTAL FIXED MATURITIES BY CREDIT QUALITY

NAIC Rating	Rating Agency Equivalent Designation	Quarter Ended September 30, 2001			Year Ended December 31, 2000
		Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$3,638.8	55.9%	$3,794.1	$3,739.7	56.1%	$3,757.9
2	Baa	2,309.4	35.2%	2,389.6	2,389.8	35.7%	2,388.7
3	Ba	483.8	7.0%	476.3	442.9	6.4%	427.7
4	B	56.9	0.8%	56.9	80.2	1.1%	73.6
5	Caa and lower	37.2	0.5%	32.7	20.7	0.3%	17.5
6	In or near default	8.1	0.1%	5.6	2.0	0.0%	1.8

	Subtotal	6,534.2	99.5%	6,755.2	6,675.3	99.6%	6,667.2
	Redeemable preferred stock	34.4	0.5%	34.6	27.4	0.4%	25.8

	Total Fixed Maturities	$6,568.6	100.0%	$6,789.8	$6,702.7	100.0%	$6,693.0

          Of the Company’s total portfolio of fixed maturity securities at September 30, 2001, 91.4% were investment grade and 8.6% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

          The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at September 30, 2001 and December 31, 2000.

          As of September 30, 2001 the fair value of the Company’s problem, potential problem and restructured fixed maturities were $35.4 million, $21.6 million and $0.0 million, respectively, which, in the aggregate, represented approximately 0.8% of total fixed maturities. As of December 31, 2000, the fair value of the Company’s problem, potential problem and restructured fixed maturities were $54.1 million, $6.6 million and $0.0 million, respectively, which, in the aggregate, represented approximately 0.9% of total fixed maturities.

          At September 30, 2001, the Company’s largest unaffiliated single concentration of fixed maturities was $278.5 million of Federal National Mortgage Association (“FNMA”) which represents 2.5% of total invested assets. The largest non-government issuer consists of $204.7 million of notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at September 30, 2001. No other individual non-government issuer represents more than 0.4% of total invested assets.

          The Company held approximately $1,063.5 million and $1,103.9 million of mortgage-backed and asset-backed securities as of September 30, 2001 and December 31, 2000, respectively. Of such amounts, $306.1 million and $338.9 million, or 28.8% and 30.7%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts were comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 2001 and December 31, 2000, 86.3% and 84.5%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

          The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of September 30, 2001	As of December 31, 2000
	($ in millions)
CMOs	$ 465.8	$ 497.1
Pass-through securities	26.4	28.0
Commercial MBSs	139.4	106.4
Asset-backed securities	431.9	472.4

Total MBSs and asset-backed securities	$1,063.5	$1,103.9

          The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of September 30, 2001 and December 31, 2000 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of September 30, 2001		As of December 31, 2000
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$ 138.6	$ 140.8	$ 25.8	$ 25.8
Due after one year through five years	2,045.3	2,125.7	1,500.2	1,506.4
Due after five years through ten years	2,476.3	2,572.1	2,754.2	2,751.2
Due after ten years	877.3	887.7	1,325.5	1,305.7

Subtotal	5,537.5	5,726.3	5,605.7	5,589.1
Mortgage-backed and other asset-backed securities	1,031.1	1,063.5	1,097.0	1,103.9

Total	$6,568.6	$6,789.8	$6,702.7	$6,693.0

Mortgage Loans

          Mortgage loans comprised 16.3% and 15.6% of total invested assets as of September 30, 2001 and December 31, 2000, respectively. Mortgage loans consisted of commercial, agricultural and residential loans. As of September 30, 2001 and December 31, 2000 commercial mortgage loans comprised $1,501.1 million and $1,443.3 million or 82.7% and 82.2% of total mortgage loan investments, respectively. Agricultural loans comprised $312.5 million and $310.3 million, or 17.2% and 17.7% of total mortgage loans, respectively. Residential mortgage loans comprised $0.9 million and $1.1 million, or 0.1% and 0.1% of total mortgage loan investments at September 30, 2001 and December 31, 2000, respectively.

Commercial Mortgage Loans

          For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $49.0 million and represented less than 0.4% of general account invested assets as of September 30, 2001. Amounts loaned on 21 properties were $20.0 million or greater, representing in the aggregate 37.8% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 19.8% of the total carrying value of the commercial loan portfolio and less than 3.0% of total invested assets at September 30, 2001.

          The following table presents the Company’s commercial mortgage loan maturity profile for the period indicated.

Commercial Mortgage Loan Portfolio Maturity Profile

	As of September 30, 2001		As of December 31, 2000
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions, except percentage)
1 year or less	$ 106.2	7.1%	$ 118.0	8.2%
Due after one year through five years	500.7	33.4	464.7	32.2
Due after five years through ten years	511.0	34.0	525.6	36.4
Due after ten years	383.2	25.5	335.0	23.2

	$1,501.1	100.0%	$1,443.3	100.0%

          Loans that are delinquent and loans in process of foreclosure are categorized by the Company as “problem” loans. Loans with valuation allowances, but that are not currently delinquent, and loans which are on a watchlist are categorized by the Company as “potential problem” loans. Loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred are categorized by the Company as “restructured” loans.

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

Problem, Potential Problem and Restructured
Commercial Mortgages at Carrying Value

	As of September 30, 2001	As of December 31, 2000
	($ in millions)
Total commercial mortgages	$1,501.1	$1,443.3

Problem commercial mortgages(1)	5.2	14.8
Potential problem commercial mortgages	75.3	64.7
Restructured commercial mortgages	60.2	75.6

Total problem, potential problem and restructured commercial mortgages	$ 140.7	$ 155.1

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	9.4%	10.7%

	As of September 30, 2001	As of December 31, 2000
	($ in millions)
Valuation allowances/writedowns(2)
Problem loans	$ 0.2	$ 0.4
Potential problem loans	13.1	14.3
Restructured loans	5.9	7.7

Total valuation allowances/writedowns(2)	$19.2	$22.4

Total valuation allowances/writedowns as a percent of problem, potential problem and restructured commercial mortgages at carrying value before valuation allowances and writedowns	12.0%	12.6%

(1)
Problem commercial mortgages included delinquent mortgages of $5.2 million and $0.0 million and loans in process of foreclosure of $0.0 million and $14.8 million at September 30, 2001 and December 31, 2000, respectively.

(2)	Includes impairment writedowns recorded prior to the adoption of FASB No. 114, Accounting by Creditors for Impairment of a loan, of $11.1 million at September 30, 2001 and December 31, 2000.

          In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2001 and December 31, 2000, such reserves were $17.0 million, and $17.7 million, respectively.

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

Problem, Potential Problem and Restructured
Agricultural Mortgages at Carrying Value

	As of September 30, 2001	As of December 31, 2000
	($ in millions)
Total agricultural mortgages	$312.5	$310.3

Problem agricultural mortgages(1)	$ 22.1	$ 10.2
Potential Problem agricultural mortgages	0.1	0.0
Restructured agricultural mortgages	8.6	10.1

Total problem, potential problem and restructured agricultural mortgages	$ 30.8	$ 20.3

Total problem, potential problem and restructured agricultural mortgages as a percent of total agricultural mortgages	9.9%	6.5%

(1)
Problem agricultural mortgages include delinquent mortgage loans of $4.0 million and $10.1 million and loans in process of foreclosure of $18.1 million and $0.1 million at September 30, 2001 and December 31, 2000, respectively.

          In addition to valuation allowances and impairments writedowns recorded on specific agricultural mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other agricultural mortgage loans based on its historical loss experience for such investments. As of September 30, 2001 and December 31, 2000, such reserves were $2.8 million and $2.9 million, respectively. As of September 30, 2001 and December 31, 2000, valuation allowances and impairment writedowns recorded on specific agricultural mortgage loans classified as restructured mortgage loans were $0.2 million and $0.2 million, respectively.

Equity Real Estate

          The Company holds real estate as part of its general account investment portfolio. The Company has adopted a policy of not investing new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. As of September 30, 2001 and December 31, 2000, the carrying value of the Company’s real estate investments was $223.7 million and $212.0 million, respectively, or 2.0% and 1.9%, respectively, of general account invested assets. The Company owns real estate, interests in real estate joint ventures (both majority owned and minority owned), and real estate acquired upon foreclosure of commercial and agricultural mortgage loans. The following table presents the carrying value of the Company’s equity real estate investments by such classifications.

Equity Real Estate

	As of September`30, 2001	As of December 31, 2000
	($ in millions)
Real estate	$ 53.4	$ 54.2
Joint ventures	128.8	116.3

Subtotal	182.2	170.5
Foreclosed	41.5	41.5

Total	$223.7	$212.0

Equity Securities

          The Company’s equity securities consist of investments in common stocks and limited partnership interests. The following table presents the carrying values of the Company’s equity securities at the dates indicated:

Investments in Equity Securities

	As of September 30, 2001	As of December 31, 2000
	($ in millions)
Common Stocks	$ 59.2	$ 50.6
Limited partnership interests	251.3	277.9

Total.	$310.5	$328.5

Common Stocks

          The Company’s investments in common stocks represented 0.5% and 0.5% of invested assets at September 30, 2001 and December 31, 2000, respectively. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

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

          The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stocks of the dates indicated:

	Carrying Value
	As of September 30, 2001	As of December 31, 2000
	($ in millions)
Equity Method
Public common stock	$ 16.5	$ 47.8
Private common stock	99.2	97.2

Sub Total	115.7	145.0

Cost Method
Public common stock	24.0	26.8
Private common stock	111.6	106.2

Sub Total	135.6	133.0

Total Limited Partnership Interests	$251.3	$278.0

          The following table sets forth the Company’s investments in equity limited partnership interests by business sector:

	As of September 30, 2001		As of December 31, 2000
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions, except percentages)
Information Technology	$126.5	50.4%	$144.1	51.8%
Domestic LBO	49.6	19.7%	50.8	18.3%
Life Sciences	18.9	7.5%	21.0	7.6%
International LBO	18.6	7.4%	18.2	6.6%
Other	17.2	6.8%	14.3	5.1%
Merchant Banking	12.2	4.9%	13.7	4.9%
Telecommunications	8.3	3.3%	15.9	5.7%

Total	$251.3	100.0%	$278.0	100.0%

          At September 30, 2001 and December 31, 2000, the Company had investments in approximately 55 and 53 different limited partnerships which represented 2.3% and 2.5%, respectively, of the Company’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month period ended September 30, 2001 and 2000, and nine-month periods ended September 30, 2001 and 2000, investment income from equity partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $(15.5) million and $49.1 million and $(14.0) million and $258.9 million, respectively.

Investment Impairments and Valuation Allowances

          The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period are shown in the table below and are reflected in the corresponding asset values discussed above.

Cumulative Impairment Adjustments and Provisions
For Valuation Allowances on Investments

	As of September 30, 2001			As of December 31, 2000
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Valuation Allowances	Total
	($ in millions)
Fixed maturities.	$31.1	$ 0.0	$31.1	$27.5	$ —	$ 27.5
Equity securities	2.6	0.0	2.6	2.6	—	2.6
Mortgages	11.1	28.3	39.4	11.1	32.2	43.3
Real estate(1)	14.4	0.5	14.9	31.0	4.5	35.5

Total	$59.2	$28.8	$88.0	$72.2	$36.7	$108.9

(1)	Includes $5.9 million and $22.5 million at September 30, 2001 and December 31, 2000, respectively, relating to impairments taken upon foreclosure of mortgage loans.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Quantitative and qualitative disclosure regarding the Company’s exposures to market risk, as well as the Company’s objectives, policies and strategies relating to the management of such risks, is set forth in the MONY Group’s 2000 Annual Report. The relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 2001 is not materially different from that presented in MONY Group’s 2000 Annual Report except as described below with respect to the Company’s recently acquired subsidiary, Advest.

Risk Management

          During its normal course of business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading rather than investment purposes. Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the-counter equities in order to facilitate order flow and accommodate its retail and institutional customers. During the past two years, Advest significantly increased its institutional corporate bond, government agency and mortgage-backed securities trading activities.

Market Risk

          Market risk represents the potential change in the value of financial instruments due to fluctuations in interest rates, foreign currency exchange rates, equity and commodity prices. In the course of its trading and hedging activities, Advest is exposed to interest rate and equity price risk.

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

Trading Accounts (Value at Risk Analysis)

          For purposes of the Securities and Exchange Commission’s market risk disclosure requirements, Advest has performed a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. These computations are performed monthly in order to achieve a better understanding of the Advest’s risk/return profile. Management controls include, as needed, the extension of our monitoring process to the security, product, trader, department, and firm wide levels as determined by management. Most significantly, Advest’s institutional book of business, which represents the vast majority of our holdings, is typically monitored daily. Although value at risk models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and hedging as discussed previously.

          Advest’s value at risk for each component of market risk and in total was as follows at September 30, 2001, December 31, 2000 and December 31, 1999:

	2001	2000	1999
	($ in thousands)
Interest rate risk	$217	$182	$301
Equity price risk	38	21	56
Diversification benefit	(14)	(16)	(10)

Total	$241	$187	$347

          The potential future loss represented by the total value at risk falls within predetermined levels of loss that are not material to the Advest’s results of operations, financial condition or cash flows.

          The value at risk estimate has limitations that should be considered in evaluating the Company’s potential future losses based on the period-end portfolio positions. Recent market conditions may result in statistical relationships that result in a higher value at risk than would be estimated from the same portfolio under different market conditions. In addition, a critical risk management strategy is the active management of portfolio levels to mitigate market risk. The Company’s, and in particular Advest’s, market risk exposure will continue to change with changes in the portfolio and market conditions.

Non-trading Accounts (Tabular Presentation)

          The following table shows the interest sensitivity of non-trading assets, liabilities and financial instruments of Advest at, September 30, 2001, 2000 and 1999, based on their estimated maturity/repricing structure:

September 30, 2001	Amount	Percent of Total	2001	2002	2003	2004	2005	After 2005
	($ in thousands, except percentages)
Interest-sensitive assets
Investment securities	$ 3,036	100.00%	$ 979	$ 1	$1,521	$—	$—	$535
Average interest rate	7.16%		7.41%	0.0%	7.32%	—	—	6.50%

Total interest-sensitive assets	$ 3,036	100.00%	$ 979	$ 1	$1,521	$—	$—	$535

Interest-sensitive liabilities
Other borrowings	$560,838	100.00%	$546,838	$7,000	$7,000	$—	$—	$—
Average interest rate	4.74%		4.67%	7.95%	7.95%	—	—	—

Total interest-sensitive liabilities	$560,838	100.00%	$546,838	$7,000	$7,000	$—	$—	$—

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

Item 6.    Exhibits and Reports on 8-K

          (a)  Exhibits

          (b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed with SEC on August 7, 2001 (responding to Items 5, 7 and 9 of Form 8-K).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TH	E MONY GROUP INC.

/s/ RICHARD DADDARIO By:
Richard Daddario Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: November 14, 2001
/s/ LARRY COHEN By: Larry Cohen Vice President and Controller (Principal Accounting Officer)
Date: November 14, 2001

S-1