Form 10-K405
period 2001-12-31
MONY GROUP INC
filed 2002-03-27
CIK 1069822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of March 15, 2002 there were outstanding 48,513,451 shares of Common Stock, $0.01 par value per share, of the Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $2.0 billion, based on the closing price of $40.20 per share March 15, 2002.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement dated for Registrant’s 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

	Item	Description	Page
PART I	1	Business	2
	1A	Executive Officers	12
	2	Properties	13
	3	Legal Proceedings	14
	4	Submission of Matters to a Vote of Security Holders	14
PART II	5	Market for the Registrant’s Common Equity and Related Stockholder Matters	15
	6	Selected Financial Data	16
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	7A	Quantitative and Qualitative Disclosures about Market Risk	39
	8	Financial Statements and Supplementary Data	43
	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	43
PART III	10	Directors and Executive Officers of the Registrant	44
	11	Executive Compensation	44
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
	13	Certain Relationships and Related Transactions	44
PART IV	14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	44
		Index to Consolidated Financial Statements	F–1
		Exhibits Index	E–1
		Signatures	S–1

Forward-Looking Statements

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company’s other public filings, press releases, oral presentations and discussions and the following: venture capital gains or losses could differ significantly from the Company’s assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than the Company has assumed if there are further major movements in the equity markets; the value of the Company’s overall investment portfolio could fluctuate significantly as a result of major changes in the equity and debt markets generally; actual death claims experience could differ significantly from the Company’s mortality assumptions; the Company may not achieve anticipated levels of operational efficiency and cost-saving initiatives; the Company may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect the Company’s earnings; the Company could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than the Company anticipates; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company’s products and the Company’s net income after tax; and the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.    Business

Organization and Business

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI/BOLI”), mutual funds, securities brokerage, asset management, business and estate planning, trust and investment banking products and services. The Company distributes its products and services to individuals and institutional clients through: (i) a career agency sales force operated by its principal life insurance subsidiary and financial advisors and brokers of its securities broker-dealer and mutual fund subsidiaries (“Proprietary Distribution”) and (ii) complementary distribution channels (“Complementary Distribution”), which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team. For the year ended December 31, 2001, Proprietary Distribution accounted for approximately 40.4%, and 43.9% of sales of protection and accumulation products, respectively, and 100% of retail brokerage and investment banking revenues. Complementary Distribution accounted for 59.6% and 56.1% of sales of protection and accumulation products, respectively, and 0% of retail brokerage and investment banking revenues for the year ended December 31, 2001. See “Information About Business Segments”. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million people.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group Inc. (“Advest”). See Note 1 to the Consolidated Financial Statements.

MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise” or “ECM”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp. (“Trusted Advisors”), which distributes investment products and services through a network of independent certified public accountants, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY Life Insurance Company of the Americas, Ltd. (“MLICA”), which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

On January 31, 2001, the MONY Group acquired Advest. Advest, through its principal operating subsidiaries, Advest Inc., a securities broker-dealer, and Advest Bank and Trust Company, a federal savings bank, provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management services. See “Information about Business Segments” and Note 1 to the Consolidated Financial Statements.

On November 30, 2001, the Company acquired Lebenthal & Co. (“Lebenthal”), a New York based full service investment firm specializing in municipal bonds. In addition to being widely known for its expertise in tax exempt municipal bond investing, Lebenthal also manages three open-end municipal bond mutual funds. See “Information about Business Segments” and Note 1 to the Consolidated Financial Statements.

Also, on January 1, 2001, MONY Group acquired Matrix Capital Markets Group, Inc. and Matrix Private Equities, Inc. (hereafter collectively referred to as “Matrix”). Matrix primarily provides investment banking services to middle market companies. See Note 1 to the Consolidated Financial Statements.

For reporting purposes, the Company’s business is organized in three principal operating segments: “Protection Products”, “Accumulation Products”, and “Retail Brokerage and Investment Banking”. Substantially all of the Company’s other business activities are combined in the “Other Products” segment. See Note 7 to the Consolidated Financial Statements for a full description of the business segments.

Information About Business Segments

Protection Products —

The Company offers a diverse portfolio of protection products consisting primarily of traditional life insurance, variable universal life insurance (“VUL”) and universal life insurance (“UL”).

The Company’s traditional protection products consist of whole life and term insurance products. The whole life insurance products vary in their level of premiums and guaranteed cash values, providing flexibility to the Company’s primary marketplace of individuals and small businesses with varying needs. The Company’s term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a variable number of years.

Through USFL, the Company offers term and universal life insurance products designed for the special risk market. These products focus on customers with treatable medical conditions which, based on USFL’s underwriting guidelines, have been mis-underwritten by other insurance carriers. USFL primarily distributes its products through brokerage general agencies.

The Company’s VUL is a UL type of product that provides the policyholder the ability to direct the investment of premiums in a wide variety of investment funds with different objectives, including a guaranteed interest account.

The Company’s COLI/BOLI product, which is offered through MLOA, is a flexible premium variable universal life insurance product designed for corporate plan sponsors and banks. This product is specifically designed to have sub-accounts which purchase shares of externally managed mutual funds, as well as proprietary mutual funds available from MONY Life’s MONY Series Fund and Enterprise Accumulation Trust (“EAT”), or a guaranteed interest account.

Several of the Company’s protection products are designed to meet the needs of clients for estate planning. Survivorship life products insure two lives and provide for the payment of death benefits upon the death of the last surviving insured. A variety of policy riders are available for the Company’s protection products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that can waive premium payments upon the occurrence of a covered disability, pay higher benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance on either the insured or the insured spouse or dependent children.

The following tables present the Protection Products segment sales of life insurance and life insurance in force data for the periods indicated. Management uses this information to measure the Company’s sales production from period to period by product. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Business Information.”

Protection Products Segment Sales

	For the Year Ended December 31,
	2001	2000	1999
	($ in millions)
Sales:
Traditional life (1)	$44.7	$41.2	$38.0
Universal life	31.6	22.2	20.3
Variable universal life	61.8	74.8	64.6
Group universal life	1.5	2.5	2.4
Corporate-owned life insurance	75.1	125.3	69.0

Total	$214.7	$266.0	$194.3

(1)	Consists of whole life and term life policies.

Life Insurance in Force

	As of December 31,
	2001	2000	1999
	($ millions)
Protection Products:
Traditional life: (1)
Number of policies (in thousands)	857.3	879.5	915.6
Life reserves	$7,374.8	$7,283.7	$7,205.6
Face amounts	$73,678.2	$67,015.7	$62,473.0
Universal life:
Number of policies (in thousands)	74.7	76.4	79.8
Life reserves	$711.2	$681.2	$646.5
Face amounts	$10,843.6	$10,951.6	$11,389.1
Variable universal life:
Number of policies (in thousands)	62.0	52.0	40.9
Account values	$402.4	$359.1	$283.8
Face amounts	$15,031.0	$12,372.0	$9,243.8
Corporate-owned life insurance:
Numbers of policies (in thousands)	4.0	3.0	1.5
Life reserves	$369.0	$298.2	$154.1
Face amounts	$3,199.5	$2,426.7	$1,415.9
Group universal life:
Number of policies (in thousands)	43.9	47.3	48.7
Life reserves	$66.7	$64.1	$63.1
Face amounts	$1,571.4	$1,683.0	$1,763.9

(1)
Excludes disability income insurance business, which is no longer offered. As of December 31, 1997 all existing in force disability income has been reinsured. The reserves for such business as of December 31, 2001, 2000, and 1999, were $378.0 million, $383.4 million, and $391.4 million, respectively.

Accumulation Products—

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

By offering a variable annuity with a wide variety of investment options, the Company believes it has the ability to grow profitably in a variety of market environments. The guaranteed interest investment option offered under the Company’s variable annuities is attractive to consumers during periods of rising interest rates, whereas equity investment options are attractive to consumers during periods of market expansion and for consumers with a higher risk tolerance.

The Company offers proprietary retail mutual funds through ECM. ECM is the registered investment advisor of The Enterprise Group of Funds, a mutual fund family that provides investors with a broad range of investment alternatives through 25 separate investment portfolios. In addition, EAT, for which ECM is also the registered investment advisor, is the principal funding vehicle for the Company’s variable annuities and variable universal life insurance products. EAT provides investors with a broad range of investment alternatives through 15 separate investment portfolios. Enterprise is also the registered investment advisor of the Enterprise International Group of Funds (“EIGF”) and Enterprise Global Funds plc (“EGF plc”). EIGF and EGF plc represent ECM’s overseas arm of investment management services. All together, the Enterprise fund companies have in excess of $7 billion in assets under management. The Company earns investment management fees on the assets managed in connection with both its variable annuities and its proprietary retail mutual funds. In addition, the Company has entered into agreements with Fidelity, Janus and Dreyfus to provide additional investment choices for the Company’s variable annuities and variable universal life products. In addition to these, the Company has agreements with Morgan Stanley Dean Witter, T. Rowe Price and Van Eck for its variable COLI product.

The following table sets forth the total account value of the principal products offered by the Company in its Accumulation Products segment.

Accumulation Products Segment — Assets Under Management

	As of December 31,
	2001	2000	1999
	($ in millions)
Assets Under Management
Individual variable annuities (1) (2)	$3,867.6	$4,368.5	$4,888.4
Individual fixed annuities (1) (2)	728.2	758.2	891.2
Proprietary mutual funds	4,396.6	4,841.8	4,762.3

	$8,992.4	$9,968.5	$10,541.9

(1)
Individual variable annuity contracts in force were 102.9 thousand, 104.8 thousand and 110.0 thousand, respectively, and individual fixed annuity contracts in force were 9.1 thousand, 10.4 thousand and 13.0 thousand, respectively, for each of the years ended December 31, 2001, 2000 and 1999.

(2)	Represents account values for annuities.

The Company’s Accumulation Products segment offers a flexible premium variable annuity contract and a single payment immediate annuity contract. The flexible premium variable annuity is a tax-deferred annuity contract that provides the contractholder with flexibility to vary payments. In addition, after the annuity’s accumulation period, contract holders have the option to receive a lump sum distribution or to elect various other pay-out options over the life of the annuitant. Funds may be placed in the fixed account or in one of a number of other investment funds offered through the Company’s separate accounts. The single payment immediate annuity contract provides for a single premium payment that is immediately annuitized to provide the annuitant with a guaranteed level income for life or for a minimum number of years.

Variable annuity contract holders and variable universal life insurance policyholders have a range of investment options in which to place the assets held under their contracts. There are currently 2 proprietary fund families and 6 non-proprietary fund families comprised of 19 and 28 different investment options or mutual funds, respectively, with a wide array of investment objectives. As of December 31, 2001, proprietary and non-proprietary funds accounted for 82.5% and 17.5%, respectively, of variable annuity assets under management.

The Company emphasizes the sale of its separate account variable annuities over its general account annuities. The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company’s investment risks and capital requirements because the investment risk in such accounts is borne by the contractholder. The wide array of investment fund options offered through the Company’s separate accounts also permits contract holders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company’s general account. The Company believes there will be a continuation in the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options), which will benefit its accumulation business.

At December 31, 2001, approximately 92% of the Company’s career agents were licensed through MSC to sell variable annuities (with 82% having National Association of Securities Dealers (“NASD”) Series 6 licenses and 33% having NASD Series 7 licenses).

The Company offers a variety of proprietary retail mutual funds to retail customers. ECM’s wholly owned subsidiary, Enterprise Fund Distributors, Inc., acts as the broker-dealer in distributing shares in the Enterprise Group of Funds through MSC and third-party broker-dealer firms. In addition, ECM markets EAT as a funding vehicle for variable product offerings of third-party insurance companies, initially concentrating on small and mid-size insurance companies.

Retail Brokerage and Investment Banking

The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, Matrix and MSC.

Advest, through its principal operating subsidiaries, Advest Inc., a securities broker-dealer, Lebenthal, a full service investment services firm, and Advest Bank and Trust Company, a federal savings bank, provides diversified financial services including: securities brokerage, trading, investment banking, tax exempt municipal bonds and related investment expertise, trust and asset management services. Advest has approximately 482 financial advisors operating out of approximately 90 branch offices located primarily in the northeast section of the United States and Lebenthal has approximately 36 account executives operating principally out of offices in New York.

Matrix is a middle market investment bank specializing in merger and acquisition services.

MSC is a registered securities broker-dealer and investment advisor and a member of the NASD. MSC performs brokerage and other investment services relating to a wide range of securities, including mutual funds, stocks, bonds, limited partnership interests (primarily in real estate, oil and gas and equipment leasing) and tax-exempt unit investment trusts. For the years ended December 31, 2001, 2000, and 1999, 37%, 43%, and 39%, respectively, of the investment products sold by MSC were shares in mutual funds in the Enterprise Group of Funds. MSC’s products and services are distributed through registered representatives who belong to the Company’s career agency sales force. MSC transacts business in all 50 of the United States, the District of Columbia and Puerto Rico. Sales of other non-proprietary investment products were $290.0 million, $381.0 million, and $547.0 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

Other Products

The Company’s Other Products segment primarily consists of MBI and certain lines of insurance business no longer written by the Company (the “Run-Off Businesses”). Through MBI, the Company provides its career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. MBI is licensed as an insurance broker in Delaware and most other states. The Run-Off Businesses primarily consist of group life and health insurance and the group pension business that was not included in the Group Pension Transaction. See Note 11 to the Consolidated Financial Statements.

Financial information with respect to each of the Company’s business segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 to the Consolidated Financial Statements.

Marketing and Distribution

The Company’s marketing strategy focuses on small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company’s key strengths, namely its wide range of protection, accumulation, securities brokerage, investment planning, and investment banking products and services, as well as its Proprietary and Complementary Distribution systems.

Proprietary Distribution

The Company actively manages its Proprietary Distribution to ensure that expertise is properly leveraged across the organization so that clients needs can be optimally managed. Following is a brief overview of the Company’s career agency distribution system, as well as its distribution through its financial advisors and brokers.

Career Agency System

The Company believes that its career agency system is a competitive advantage in the marketplace. Distribution through career agents allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

The Company’s career agency distribution system consisted of approximately 1,779 domestic career agents at December 31, 2001. The sales force is organized as a managerial agency system which is comprised of 54 agency managers as of December 31, 2001, who supervise the marketing and sales activities of agents in defined marketing territories in the United States. The agency managers are all employees of the Company, while the career agents are all independent contractors and not employees of the Company. The contract with each career agent requires the agent to submit to the Company applications for policies of insurance issued by the Company. The Company’s compensation arrangements with career agents contain incentives for the career agents to solicit applications for products issued by MONY Life and MLOA and for products issued by insurance companies not affiliated with the Company, made available by the Company to the agents through MBI and MSC. Those incentives include counting first year commissions for the purposes of expense reimbursement programs, sales awards and certain other benefits. In addition, MBI and MSC make available products issued by other insurance companies that the Company does not offer.

The Company’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers, designed to more closely align the interests of the managers with those of the Company. The Company has several programs to recruit and train its career agents. As a result of its recruiting programs, the Company hired 625 new agents in 2001. These agents participate in the Company’s redesigned training programs.

The Company segregates its career agency sales force into four groups according to experience and productivity levels and assigns agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. There is a tier for new agents with little or no experience in the industry, a tier for experienced agents who are producing at superior levels, and two tiers in between. The Company believes that this tiering system is unique in the life insurance industry and gives the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, the Company is able to increase the quality of new agents recruited each year. The Company believes that the tiering system allows the Company to attract and retain already established and successful agents by providing an environment in which such agents can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other agents by providing marketing and training support that is responsive to such agent’s career development needs.

Financial Advisors and Brokers

The Company, through Advest, distributes investment products and services through approximately 482 financial advisors operating out of approximately 90 branch offices located primarily in the northeast section of the United States. In addition, the Company, through Advest’s wholly owned subsidiary, Lebenthal, distributes investment products and services through approximately 36 account executives principally located in New York.

MONY Partners

During 2001 MONY Partners was formed as a division of MONY Life. MONY Partners wholesales the Company’s individual life and annuity products through MONY Life’s career agency sales force, Trusted Advisors representatives, Advest financial advisors, independent brokerage agents and independent securities broker-dealers. In the independent brokerage marketplace, the Company believes that MONY Partners has a competitive advantage in being able to offer brokers competitive products as well as access to the multiple services, channels and experience within the Company’s organization. For example, this provides the broker general agent or securities broker-dealer with an opportunity to grow revenue by utilizing: (i) Matrix’s merger and acquisition advisory services; (ii) MONY Life’s estate planning and seminar marketing resources; and (iii) cross-selling arrangements with Trusted Advisors representatives.

Complementary Distribution

In addition to its Proprietary Distribution, the Company also distributes its products through a variety of complementary distribution channels including third-party securities broker-dealers, insurance brokerage general agencies, Trusted Advisors and through its corporate marketing group.

The Company utilizes third-party broker-dealers to sell its mutual fund products through wholesalers and continually attempts to expand the number of these specialized sales agents distributing its products. The Company, through USFL, distributes certain protection products through approximately 231 insurance brokerage general agencies located in 45 states, which operate under the same agency contract. The Company, through its corporate marketing group, distributes COLI/BOLI products and, through Trusted Advisors, the Company sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are licensed agents and registered representatives of the Company.

Pricing and Underwriting

Insurance underwriting involves a determination of the type and amount of risk, which an insurer is willing to accept. The Company’s underwriters evaluate each policy application on the basis of information provided by the applicant and others. The Company follows detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of the Company’s products is affected by the degree to which future experience deviates from these assumptions.

Reinsurance

The Company uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of the reinsurance agreements, the reinsurer will be liable to reimburse MONY Life for the portion of paid claims ceded to it in accordance with the reinsurance agreement. However, MONY Life remains contingently liable for all benefits payable even if the reinsurer fails to meet its obligations to MONY Life.

Life insurance business is primarily ceded on a yearly renewable term basis under various reinsurance contracts, except for the level term product, which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $20.7 billion, $16.7 billion, and $11.9 billion at December 31, 2001, 2000, and 1999, respectively. As of December 31, 1997, 100% of the Company’s individual disability income insurance business was reinsured on an indemnity basis.

The following table presents the Company’s principal reinsurers and the percentage of total reinsurance recoverable reported in the Company’s consolidated financial statements at December 31, 2001, that was due from each reinsurer, including reinsurance recoverable reported in the consolidated financial Statements under the caption “Amounts Due From Reinsurers” (which amounted to $595.8 million) and indemnity reinsurance in connection with the “Group Pension Transaction” (which amounted to $71.2 million).

Reinsurers:

Centre Life Reinsurance, Ltd.	54.8%
AUSA Life Insurance Company Inc.	10.7
Life Reassurance Corp of America	10.3
All Other (1)	24.2

100.0%

(1)	No one reinsurer included herein exceeds 10% of the Company’s reinsurance recoverable.

International Business

MONY Life, through its indirect wholly owned subsidiary, MLICA, markets life insurance, annuities, mutual funds and trust services to higher income individuals. MLICA targets the sale of its products primarily to nationals of certain Latin American countries.

Ratings

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company’s life insurance subsidiaries and their ability to market their products. Rating organizations continually review the financial performance and condition of insurers, including the Company’s life insurance subsidiaries. Any lowering of the Company’s life insurance subsidiaries ratings could have a material adverse effect on the Company’s life insurance subsidiaries ability to market its products and retain its current policyholders.

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

Moody’s Investors Services (“Moody’s”) ratings for insurance companies currently range from “Aaa” to “C”; Standard & Poor’s (“S&P”) ratings for insurance companies range from “AAA” to “CCC-”; and Fitch IBCA (“Fitch”) ratings for insurance companies range from “AAA” to “CCC-.” In evaluating a company’s financial and operating performance, Moody’s, S&P and Fitch review its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competence of its management.

The following table presents the claims-paying ability and financial strength ratings of the Company’s domestic life insurance subsidiaries as of December 31, 2001:

	S&P	Moody’s	Fitch IBCA	A.M. Best
MONY Life	AA-(Very Strong)	A2 (Good)	AA-(Very Strong)	A (Excellent)
MLOA	AA-(Very Strong)	A2 (Good)	AA-(Very Strong)	A (Excellent)
USFL	—	—	—	A (Excellent)

In addition to claims-paying ability and financial strength ratings of its insurance company subsidiaries, the aforementioned rating agencies also rate the financial strength of the Company to meet its obligations to investors with respect to debt that it has issued.

The following table presents the rating assigned by the aforementioned rating agencies to each of the Company’s outstanding debt obligations:

	S&P	Moody’s	Fitch IBCA	A.M. Best
The MONY Group Inc.
8.35% Senior Notes	A-(Strong)	Baa1(Investment Grade)	A-(High Credit Quality)	a-(Strong)
7.45% Senior Notes	A-(Strong)	Baa1(Investment Grade)	A-(High Credit Quality)	a-(Strong)
Commercial paper	A-2(Good)	P-2(Strong)	F-2(Moderately Strong)	AMB-2(Acceptable)
MONY Life
Surplus Notes	A-(Strong)	Baa1(Medium Grade)	A(Average)	a-(Strong)

The foregoing ratings reflect each rating agency’s current opinion of the Company’s claims-paying ability, financial strength, operating performance and ability to meet its obligations and are not evaluations directed toward the protection of investors in the common stock of the MONY Group. Such factors are of concern to policyholders, insurance agents and intermediaries, as well as holders of its debt obligations.

Competition

The Company believes that competition in its lines of business is based on service, product features, price, compensation structure, perceived financial strength, claims-paying ratings and name recognition. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, many of which have greater financial resources, offer alternative products or more competitive pricing and, with respect to other insurers, have higher claims paying ability ratings than the Company. Competition exists for individual consumers and agents and other distributors of insurance and investment products.

The Gramm-Leach-Bliley Act of 1999 permits business combinations of commercial banks, insurers and securities firms under one holding company. The ability of banks to affiliate with insurance companies and to offer annuity products of life insurance companies may materially adversely affect all of the Company’s product lines by substantially increasing the number, size and financial strength of potential competitors.

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

Regulation

General Regulation at the State Level

MONY Life is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam and the U.S. Virgin Islands. MLOA is licensed and regulated in all states other than New York, and USFL is licensed and regulated in all states other than Idaho, Nevada, New York, Vermont, Virginia, and the District of Columbia.

The laws of the various states establish state insurance departments with broad administrative powers to approve policy forms and for certain lines of insurance, approve rates, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. In addition, the New York Insurance Department imposes additional regulations including restrictions on certain selling expenses. The aforementioned regulation by the state insurance departments is for the benefit of policyholders, not stockholders.

The MONY Group is not regulated as an insurance company but will, as the direct or indirect owner of the capital stock of MONY Life, MLOA and USFL be subject to the insurance holding company acts of the states in which MONY Life, MLOA and USFL are domiciled (or deemed to be commercially domiciled). Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and, annually, to furnish financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in New York, Arizona and Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The New York, Arizona and Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material inter-corporate transfers of assets or other material transactions within the holding company structure. Generally, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. Under the New York Insurance Law, for a period of five years following the effective date of the plan of reorganization, no person may acquire beneficial ownership of 5% or more of the outstanding shares of common stock without the prior approval of the New York State Superintendent of Insurance (the “New York Superintendent”). Certain affiliates of Goldman Sachs & Co., one of the underwriters of the MONY Group’s initial public offering, have received a conditional waiver of this rule from the New York Superintendent in connection with the potential exercise of warrants they hold prior to the end of such five-year period. See “ — Determination of Non-Control.”

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. See Note 16 to the Consolidated Financial Statements. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations.

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

The National Association of Insurance Commissioners (the “NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurance companies domiciled in such states. NAIC-accredited states will not accept reports of examination of insurance companies from unaccredited states except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The accreditation of the New York Insurance Department, MONY Life’s principal insurance regulator, has been suspended as a result of the New York legislature’s failure to adopt certain model NAIC regulations. MONY Life believes that the suspension of the NAIC accreditation of the New York Insurance Department, even if continued, will not have a significant impact upon its ability to conduct its insurance businesses.

Shareholder Dividend Restrictions

The payment of dividends by MONY Life to the MONY Group is regulated under state insurance law. Under the New York Insurance Law, MONY Life may distribute a dividend to the MONY Group where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (a) ten percent of its surplus to policyholders as of the immediately preceding calendar year, or (b) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. The law also states that if MONY Life does not satisfy the criteria mentioned above, it can only distribute dividends to its shareholders upon giving notice of its intentions to the New York Superintendent no less than thirty days in advance of such declaration. The New York Superintendent may disapprove such distribution by giving written notice to MONY Life within thirty days after such filing that the New York Superintendent finds that the financial condition of MONY Life does not warrant such distribution. In addition, Arizona and Ohio insurance laws contain restrictions on the abilities of MLOA and USFL, respectively, to pay dividends to MONY Life. MONY Life’s inability to pay dividends to the MONY Group in the future in an amount sufficient for the MONY Group to pay dividends to its shareholders would have a material adverse effect on the MONY Group and the market value of the common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. In 2001, MONY Life paid a dividend to the MONY Group in the amount of $115.0 million.

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

The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level (“ACL”) RBC and its total adjusted capital. The model law sets forth the points at which a superintendent of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level (“CAL”) RBC, which is set at twice the ACL RBC. The second level is the Regulatory Action Level (“RAL”) RBC, set at 1.5 times the ACL RBC. The third is the ACL RBC, and the fourth is the Mandatory Control Level (“MCL”) RBC, set at 70% of the ACL RBC.

Insurance regulators may take actions ranging in severity from reviewing financial plans if adjusted capital is greater than the RAL RBC but less than the CAL RBC to placing the insurance company under regulatory control if adjusted capital is less than the MCL. The adjusted RBC capital ratios of all the Company’s insurance subsidiaries at December 31, 2001 and 2000 were in excess of the CAL.

Determination of Non-Control

On December 30, 1997, certain affiliates of Goldman Sachs & Co. (the “Investors”), entered into an investment agreement with the Company (the “Investment Agreement”), pursuant to which (i) the Investors purchased the MONY Notes and (ii) warrants (the “Warrants”) to purchase from the Company (after giving effect to the Offerings) in the aggregate 7.0% of the fully diluted common stock as of the first date following such effectiveness on which shares of common stock were first issued to policyholders. In 2000, all of the MONY Notes were repurchased.

The New York Superintendent issued a determination pursuant to Section 1501(c) of the New York Insurance Law, dated December 29, 1997, that the Investors would not control MONY Life as a result of the transactions contemplated by the Investment Agreement, subject to certain notice and approval requirements, and certain commitments by the Investors. The Investors have agreed to the following notice and approval requirements: (i) the Investors and their affiliates will notify the New York Superintendent before exercising the Warrants or selling any of the Warrants or MONY Notes; (ii) the Investors and their affiliates must notify the New York Superintendent before the sale of any securities of MONY Life, the MONY Group or any of their affiliates acquired pursuant to the Investment Agreement; (iii) the notice and non-disapproval requirements of Sections 1505(c) and (d) of the New York Insurance Law (relating to transactions within a holding company system) apply to transactions between the Investors and the MONY Group or any affiliate, except transactions in the ordinary course of the Investors’ business other than transactions involving investment management or investment advisory services performed by the Investors for or on behalf of the MONY Group or any affiliate, to which (along with certain other transactions) the notice requirements of Section 1505(d) of the New York Insurance Law will apply; and (iv) the Investors will provide to the New York Superintendent quarterly and annual reports of transactions between the Investors and the MONY Group or any affiliate. The Investors have also made commitments to the New York Superintendent as follows: (i) every transaction between the Investors and the MONY Group or any affiliate will comply with the standards of the New York Insurance Law related to transactions within a holding company system; (ii) the Investors will be subject to New York Insurance Law requirements regarding examinations by the New York Superintendent and violations and penalties in the context of the MONY Group system; (iii) the Investors will not acquire, directly or indirectly, any security issued by the MONY Group or any affiliate except pursuant to the Investment Agreement or in the ordinary course of their business; (iv) the Investors will not exercise the rights of security holders to vote (except for certain major corporate transactions), propose directors in opposition to management, solicit proxies, call special meetings, or dispose or threaten to dispose of securities as a condition for corporate action or non-action by the MONY Group or any affiliate; (v) the Investors may have one representative (with certain restrictions on activities) on the boards of MONY Life, the MONY Group, or a key subsidiary thereof as long as such boards have at least 13 members; and (vi) the Investors will not otherwise cause, or attempt to cause, the direction of the management or policies of, or otherwise exercise control over, the MONY Group or any affiliate. The determination of non-control will remain in effect until revoked by the New York Superintendent in accordance with the New York Insurance Law, at the request of the Investors or upon the initiative of the New York Superintendent, or the Investors own less than 2% of the equity securities of the MONY Group.

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

Securities Laws

The MONY Group, certain of its subsidiaries and certain policies and contracts offered by such subsidiaries are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission (the “Commission”) and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Certain annuity contracts and insurance policies issued by subsidiaries are registered under the Securities Act of 1933, as amended (the “Securities Act”), and certain other subsidiaries of the MONY Group are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Certain of the MONY Group’s subsidiaries are investment advisors registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Certain investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States and the District of Columbia. Certain subsidiaries of the MONY Group are also subject to the Commission’s net capital rules.

All aspects of the MONY Group’s subsidiaries’ investment advisory activities are subject to various federal and state laws and regulations in jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

Certain of MONY Group’s and its subsidiaries may also be subject to similar laws and regulations in the states and foreign countries in which they provide investment advisory services, offer the products described above, or conduct other securities related activities.

ERISA Considerations

The Company offers certain products and services, including investment advisory services, to (i) employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (“Code”) and (ii) individual retirement accounts and individual retirement annuities (“IRAs”) that are subject to the Code. Accordingly, while engaging in these activities the Company is subject to the standards and limitations imposed by ERISA and the Code, and the regulations, rulings and exemptions thereunder, where applicable. These include the requirement under ERISA that fiduciaries perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries and certain parties interest may not cause an ERISA-covered plan or IRA to engage in certain prohibited transactions with respect to such plans and IRAs. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

Potential Tax Legislation

Congress has, from time to time, considered possible legislation that would eliminate the advantage of deferral of taxation on the accretion of value within certain annuities and life insurance products. Any such legislation could adversely affect purchases of annuities and life insurance. Additionally, legislation has been proposed to repeal the federal estate tax that could adversely affect the purchase of life insurance.

Employees

As of December 31, 2001, the Company had approximately 4,173 employees, of which 482 were Advest financial advisors and 36 were Lebenthal account executives. No employees are covered by a collective bargaining agreement. Also, as of December 31, 2001, the Company was represented by approximately 2,006 full time domestic and international career agents who are all independent contractors and are not employees of the Company. The Company believes that its employee and agent relations are satisfactory.

ITEM 1A.    Executive Officers of the Registrant

The names of the executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position
Michael I. Roth	56	Chairman of the Board, Chief Executive Officer and Director of the MONY Group
Samuel J. Foti	50	President, Chief Operating Officer and Director of the MONY Group
Richard Daddario	54	Executive Vice President and Chief Financial Officer of the MONY Group
Kenneth M. Levine	55	Executive Vice President, Chief Investment Officer and Director of the MONY Group
Lee M. Smith	58	Vice President and Corporate Secretary of the MONY Group
Bart R. Schwartz	49	Senior Vice President and General Counsel of the MONY Group
Richard E. Connors	49	Senior Vice President of MONY Life
Evelyn L. Peos	45	Senior Vice President of MONY Life
Michael Slipowitz	43	Senior Vice President and Chief Actuary of MONY Life
Victor Ugolyn	54	Senior Vice President of MONY Life
Grant W. Kurtz	59	Chairman, President and Chief Executive Officer of Advest
Arnold Brousell	44	Vice President — Financial Reporting and Chief Accounting Officer of the MONY Group
Steven G. Orluck	49	Executive Vice President of MONY Life
Kimberly Windrow	44	Senior Vice President of of MONY Life

Officers of the Company are elected annually and serve until their retirement, resignation, death or removal.

Set forth below is a description of the business positions during at least the past five years for the executive officers of the Company.

Michael I. Roth has been a Director, Chairman and Chief Executive Officer of the MONY Group since 1997. He has been Chairman of the Board (since 1993) and Chief Executive Officer (since 1993) of MONY Life and has been a Director since 1991. Mr. Roth also has served as MONY Life’s President and Chief Executive Officer (from January 1993 to July 1993), President and Chief Operating Officer (from 1991 to 1993) and Executive Vice President and Chief Financial Officer (from 1989 to 1991). Mr. Roth serves on the board of directors of the American Council of Life Insurance, The Life Insurance Council of New York, Insurance Marketplace Standards Association, Enterprise Foundation (a charitable foundation which develops housing and which is not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc., Lincoln Center for the Performing Arts Leadership Committee, New York City Partnership and Chamber of Commerce, Committee to Encourage Corporate Philanthropy, The Twin Towers Fund, New York City Investment Fund and Interpublic Group of Companies. Mr. Roth also serves on the Board of Governors of the United Way of Tri-State.

Samuel J. Foti has been a Director, President and Chief Operating Officer of the MONY Group since 1997. He has been President and Chief Operating Officer (since 1994) of MONY Life and has been a Director since 1993. He has also been President and Chief Operating Officer of MONY Life Insurance Company of America (since 1994). Mr. Foti has also served as MONY Life’s Executive Vice President (from 1991 to 1994) and Senior Vice President (from 1989 to 1991). Mr. Foti serves on the board of directors of Enterprise Group of Funds, Inc. and Enterprise Accumulation Trust. He is also a Trustee of The American College, where he served as Chair of the Board of Trustees from January 2000 to January 2002. He previously served on the board of directors of the Life Insurance Marketing and Research Association (LIMRA), where he served as Chairman from October 1996 through October 1997.

Richard Daddario has been Executive Vice President and Chief Financial Officer of the MONY Group since 1997. He has been Executive Vice President and Chief Financial Officer of MONY Life since 1944. Prior to being appointed Executive Vice President and Chief Financial Officer of MONY Life, he served as MONY Life’s Senior Vice President and Corporate Controller. Mr. Daddario has been with MONY Life for 12 years.

Kenneth M. Levine has been a Director, Executive Vice President and Chief Investment Officer of the MONY Group since 1997. He has also been a Director (since 1994) and Executive Vice President (since 1990) and Chief Investment Officer (since 1991) of MONY Life. Mr. Levine also served as MONY Life’s Senior Vice President — Pensions (from 1988 to 1990). Prior to that time, Mr. Levine held various management positions within MONY Life.

Lee M. Smith has been Vice President and Corporate Secretary of the MONY Group since 1999. Mr. Smith has been Vice President Government Relations of the MONY Group (since 1999) and Vice President for Government Relations of MONY Life (from 1985 to 1999). Prior to that time, he held several positions with MONY Life. Mr. Smith has been with MONY Life for 21 years.

Bart Schwartz has been Senior Vice President and General Counsel of the MONY Group and of MONY Life since June 2000. Prior to joining the Company in 2000, Mr. Schwartz was Senior Vice President and General Counsel of Willis Corroon Corporation.

Richard E. Connors has been Senior Vice President (since 1994) and Head of the Annuities Division (since 2001) of MONY Life. He has also served as MONY Life’s Regional Vice President — Western Region (from 1991 to 1994), Vice President — Small Business Marketing (from 1990 to 1991) and Vice President — Manpower Development (from 1988 to 1990). Mr. Connors has been with MONY Life for 13 years.

Evelyn L. Peos has been Senior Vice President of MONY Life since March 2002. Mrs. Peos was Vice President (from 1993-2002) and Vice President — Individual Product Actuary (from 1988 to 1993) of MONY Life. Prior to that time, she held several positions with MONY Life. Mrs. Peos has been with MONY Life for 23 years.

Michael Slipowitz has been Senior Vice President (since March 2002) and Chief Actuary (since January 2002) of MONY Life. He also served as Vice President of MONY Life from 1993 to 2001. Prior to that time, Mr. Slipowitz held various positions within MONY Life. Mr. Slipowitz has been with MONY Life for 22 years.

Victor Ugolyn has been Senior Vice President of MONY Life since 1991. He has also been Chairman and Chief Executive Officer of Enterprise Capital Management, Inc. (since 1991); Enterprise Group of Funds, Inc. (since 1991); Enterprise Accumulation Trust (since 1994); and Enterprise Fund Distributors, Inc. (since 1991); Chairman of MONY Securities Corporation (since 1991); Chairman and President of Enterprise International Group of Funds (since 1994) and Chairman and President of Enterprise Global Funds plc (since 2001). Mr. Ugolyn has been with MONY Life for 11 years.

Grant W. Kurtz, has been Chairman (since 2001), Chief Executive Office (since 1999) and President (since 1995) of Advest. Mr. Kurtz joined Advest in 1985 and has been Chairman (since 2001), Chief Executive Officer (since 1999) and President (since 1990) of Advest, Inc.

Arnold Brousell has been Vice President — Financial Reporting and Chief Accounting Officer of the MONY Group since March 2002. Prior to that time, Mr. Brousell has been Vice President — Financial Reporting of MONY Life (since 1998). Prior to that Mr. Brousell was an Assistant Vice President of MONY Life (from 1997 to 1998). Mr. Brousell has been with the Company for 5 years. Mr. Brousell joined MONY after approximately 14 years of providing accounting and auditing services for Big 5 public accounting firms, including PricewaterhouseCoopers LLP and Deloitte & Touche LLP.

Steven G. Orluck has been Executive Vice President of MONY Life since March 2002. Prior to that time, he was Senior Vice President and Chief Distribution Officer of MONY Life. Mr. Orluck has been with MONY Life since 1998. Mr. Orluck joined MONY after 24 years in marketing and sales with Metropolitan Life Insurance Co. While there, he served as Vice President, Individual Business, and was responsible for the company’s agents, field managers, and sales support staff. He also was President of Century 21 Insurance Services Inc.

Kimberly Windrow has been Senior Vice President of MONY Life since March 2002. Ms Windrow was Vice President, Human Resources of MONY Life from 2001 to March 2002. Prior to joining MONY Life in 2001, Ms. Windrow was Senior Vice President, human resources for Willis North America.

ITEM 2.    Properties

The Company leases its headquarters building which is located at 1740 Broadway, New York, New York and consists of approximately 265,613 square feet. The Company also occupies facilities in Syracuse and New York for use in its insurance operations, which consist of approximately 577,646 square feet in the aggregate. The Company also leases all 105 of its agency and its subsidiary offices, which consist of approximately 539,706 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.    Legal Proceedings

See Note 16 to the Consolidated Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2001, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The MONY Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “MNY.”

The following table presents the high and low closing prices for the common stock of the MONY Group on the NYSE for the period indicated and the quarterly dividends declared per share.

	High	Low	Dividends
2001
First Quarter	$50.81	$32.35	$—
Second Quarter	$40.82	$32.30	$—
Third Quarter	$41.00	$30.81	$—
Fourth Quarter	$34.57	$30.17	$0.45
2000
First Quarter	$32.31	$26.88	$—
Second Quarter	$37.06	$29.13	$—
Third Quarter	$41.44	$32.94	$—
Fourth Quarter	$49.44	$37.44	$0.45

As of March 15, 2002, the closing price of the MONY Group’s common stock was $40.20. There were 581,632 holders of common stock at March 15, 2002.

The MONY Group expects to continue to pay an annual dividend on its common stock in 2002. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of the MONY Group and the impact of regulatory restrictions. See “Business Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.    Selected Financial Data

The following table sets forth selected financial data for the Company. The selected financial data as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 has been derived from audited financial statements herein. The selected financial data as of December 31, 1999, 1998 and 1997 and for each of the years ended December 31, 1998 and 1997 has been derived from audited financial statements not included herein. The Selected Consolidated Financial Information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere herein.

	As of and for the Year Ended December 31,
	2001(5)	2000	1999	1998	1997
	($ in millions)
Consolidated Income Statement Data (1)(7):
Revenues:
Premiums	$695.3	$700.5	$717.1	$721.8	$838.6
Universal life and investment-type product policy fees	207.2	205.8	196.3	151.6	127.3
Net investment income	692.1	978.1	902.3	735.7	733.0
Net realized (losses)/gains on investments	(12.3)	37.5	125.1	171.1	72.1
Group Pension Profits(2)	30.7	37.1	63.0	56.8	60.0
Retail Brokerage and Investment Banking	343.5	59.7	63.4	—	—
Other income	147.1	163.6	133.8	163.2	145.4

Total revenues	2,103.6	2,182.3	2,201.0	2,000.2	1,976.4
Total benefits and expenses	2,197.0	1,786.2	1,820.4	1,733.2	1,805.5

(Loss) income before income taxes and extraordinary item	(93.4)	396.1	380.6	267.0	170.9
Income tax (benefit) expense(3)	(32.6)	133.8	132.0	103.0	53.8

(Loss) income before extraordinary item	(60.8)	262.3	248.6	164.0	117.1
Extraordinary item — net	—	37.7	—	—	—

Net (loss) income	$(60.8)	$224.6	$248.6	$164.0	$117.1

Basic (Loss) Earnings Per Share(4)	(1.25)	4.83	5.26	0.19	xxxx
Diluted (Loss) Earnings Per Share(4)(6)	(1.25)	4.70	5.20	0.18	xxxx
Cash Dividends Per Common Share	0.45	0.45	0.40	xxxx	xxxx
Consolidated Balance Sheet Data: (1)(2)(7)
Total assets	$25,652.3	$24,575.3	$24,736.3	$24,958.2	$23,611.3
Total debt	898.8	623.4	298.8	375.4	423.6
Total liabilities	23,600.1	22,536.4	22,910.8	23,180.6	22,290.7
Shareholders’ equity	2,052.2	2,038.9	1,825.5	1,777.6	1,320.6

(1)
On January 1, 2001, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies for Certain Long-Duration Participating Contracts” (“SOP 00-3”). SOP 00-3 provides guidance with respect to accounting for demutualizations and requires, among other things, that (i) Closed Block assets, liabilities, revenues and expenses should be displayed in financial statements combined with all other assets, liabilities, revenues and expenses outside the Closed Block, and (ii) demutualization expenses be classified as a single line item within income from continuing operations. In accordance with SOP 00-3, the Consolidated Financial Statements for years prior to 2001 have been restated as necessary to conform to the requirements of SOP 00-3.

(2)	See Note 11 of the Consolidated Financial Statements.

(3)
Prior to its Demutualization on November 16, 1998, MONY Life, as a mutual insurance company, was subject to the surplus tax imposed on mutual life insurance companies under the Internal Revenue Code. Income tax expense for 1998 and 1997 includes $0.0 million and $5.8 million of surplus tax, respectively.

(4)
Prior to its Demutualization on November 16, 1998, the Company had no common stock outstanding and, accordingly, did not report earnings per share. In accordance with GAAP, per share amounts presented for 1998, include only the results of operations for the period from November 16, 1998 (the effective date of demutualization) through December 31, 1998. On a pro forma basis, assuming the demutualization occurred January 1, 1998, basic and diluted earnings per share would have been $4.05 and $3.99, respectively, for the years ended December 31, 1998 and 1997.

(5)
The Company’s results of operations for the year ended December 31, 2001, include reorganization and other charges aggregating $146.1 million before taxes. For details of such charges and the line items they are reflected in. See Note 22 to the Consolidated Financial Statements.

(6)
1,333,745 incremental shares from assumed conversion of dilutive securities were not included in the computation of per share amounts for the year ended December 31, 2001 because to do so would be antidilutive.

(7)	See Notes 2 and 18 to the Consolidated Financial Statements regarding the Closed Block.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the “Selected Financial Data”, the Consolidated Financial Statements and related footnotes and other financial information included elsewhere.

Organization and Business

The MONY Group, through its subsidiaries, provides life insurance, annuities, COLI/BOLI products, mutual funds, securities brokerage, asset management, business and estate planning, trust and investment banking products and services. The Company distributes its products and services to individuals and institutional clients through a career agency sales force operated by its principal life insurance subsidiary and financial advisors and brokers of its securities broker-dealer and mutual fund subsidiaries (“Proprietary Distribution”). In addition, the Company distributes its products and services through what it defines as complementary distribution channels (“Complementary Distribution”), which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

See Part I Item 1, “Business” and Notes 1 and 7 to the Consolidated Financial Statements for further information regarding the Company’s organization and business.

Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits, (See Note 11 to the Consolidated Financial Statements) and (vi) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

The Company’s profitability depends in large part upon (i) the amount of its assets and its third-party assets under management, (ii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iii) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (iv) the persistency of its policies (which affects the ability of the Company to recover the costs incurred to sell a policy), (v) its ability to manage the market and credit risks associated with its invested assets, (vi) returns on venture capital investments, (vii) the investment performance of its mutual fund and variable product offerings, and (viii) commission and fee revenue from securities brokerage and investment banking operations. External factors, such as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability.

Segments

For management and reporting purposes, the Company’s business is organized in three principal operating segments: the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined in the “Other Products” segment. See Note 7 to the Consolidated Financial Statements. The Company formed the Retail Brokerage and Investment Banking segment in 2001 in connection with its acquisitions of Advest, Lebenthal and Matrix. See Note 1 to the Consolidated Financial Statements. In addition to these companies, this segment includes the revenues, expenses, assets and liabilities of MSC. In prior years MSC was reported in the Company’s Other Products segment. Accordingly, segment disclosures for years prior to 2001 have been restated to conform to the current period presentation.

Critical Accounting Policies

Preparation of the Company’s financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires the application of accounting policies that often involve a significant use of judgment. Differences between estimated and actual results and changes in facts and circumstances that cause management to revise its estimates may materially affect the Company’s results of operations and financial position.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 of the Consolidated Financial Statements for a complete description of the Company’s significant accounting policies

Investments —

The Company records investments in fixed maturities available for sale, equity securities, trading account securities and investments in limited partnership interests accounted for using the equity method at fair value in the consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, valuation of certain investments, such as private placement fixed maturities, requires use of assumptions and estimates related to interest rates, default rates, collection of principal, and the timing of cash flows because quoted market prices are not available.

The Company records changes in the fair values of investments in fixed maturities available for sale and equity securities that are not considered to be other than temporarily impaired in other comprehensive income. The Company reports changes in value of limited partnership interests accounted for using the equity method and trading securities in the consolidated statement of operations. For investments the Company considers to be other than temporarily impaired, the Company records an impairment loss, which is reflected in realized gains (losses) on investments. Determining if a security is other than temporarily impaired and the valuation of impaired securities requires use of estimates and significant judgment. The Company’s financial position and operating results are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are other than temporarily impaired.

The Company records mortgage loans on real estate at their unpaid principal balances. The Company records valuation allowances on mortgage loans based on specific identification of troubled mortgages and an estimate for incurred but not reported defaults. The Company derives its valuation allowance for troubled mortgages based on expected future cash flows or, if the mortgage is in foreclosure, based on the value of the underlying collateral. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and operating results are therefore sensitive to changes in the estimated cash flows of troubled mortgages, the value of related collateral and changes in the economic environment in general.

Deferred policy acquisition costs (“DAC”) and insurance reserves —

The Company values DAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally Financial Accounting Standards Board (“FASB”) 60 for term and whole life insurance products, FASB 97 for universal life and investment-type contracts, and FASB 120 for traditional participating life insurance contracts. The valuation of DAC and insurance reserves requires management to make assumptions about future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. For many of the Company’s products, amortization of DAC varies with profit margins of the policies and contracts supporting the DAC balances. The Company must periodically evaluate the recoverability of DAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and operating results.

Goodwill and intangible assets —

The Company carries goodwill and intangible assets, which is primarily related to its 2001 acquisition of Advest. In accordance with FASB 142, the Company must reevaluate the valuation of the goodwill and intangible assets at least annually by comparing the fair value and carrying value of the reporting unit to which the goodwill and intangible assets relate. If the carrying value of the reporting unit exceeds its fair value, the Company must recognize an impairment loss for the excess of carrying value over fair value. The estimate of a reporting unit’s fair value requires the use of assumptions and estimates regarding the reporting unit’s future cash flows and discount rates. Changes in the business supporting the goodwill and intangible assets may affect management’s assessment of the recoverability of goodwill and intangible assets.

 Litigation, contingencies and restructuring charges —

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 16 to the Consolidated Financial Statements, the Company is party to various legal actions and proceedings in connection with its business. The Company records liabilities related to these matters to the extent the losses are probable and reasonably estimable, in accordance with the provisions of FASB 5 and FASB Interpretation 14. Judgements exceeding established loss reserves or changes in the circumstances of the matter requiring management to update its loss estimate may materially affect the Company’s financial position and operating results.

As discussed in Note 22 to the Consolidated Financial Statements, in 2001 the Company established reserves related to the reorganization of its businesses. These reserves are based on the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plan and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plan, the actual costs related to this plan may differ from management’s estimates.

Other Significant Estimates —

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, accounting for pension and other post-retirement and post-employment benefits requires estimates of future returns on plan assets, expected increases in compensation levels and trends in health care costs. See Note 9 to the Consolidated Financial Statements. Another example is the recognition of deferred tax assets, which depends upon management’s assumption that future earnings will be sufficient to realize the deferred tax benefit. See Note 10 to the Consolidated Financial Statements.

Reorganization and Other Charges

During the fourth quarter of 2001, the Company recorded charges aggregating approximately $146.1 million on a pre-tax basis. Of this amount approximately $56.8 million represented “Reorganization Charges” taken in connection with the Company’s previously announced reorganization of certain of its businesses and $89.3 million represented “Other Charges” unrelated to the Company’s reorganization activities. The Reorganization Charges consisted of: (i) severance and related benefits resulting from headcount reductions in the Company’s home office and career agency system, (ii) losses from abandonment of certain leased offices and equipment, (iii) the write-off of deferred acquisition costs as a result of the decision to exit certain international markets and lines of business, and (iv) certain other charges. The Other Charges consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds, (iii) write-downs of certain information technology assets, and (iv) other miscellaneous items.

The following table summarizes the components of the aforementioned Reorganization Charges and Other Charges, respectively:

	Operating	Net Realized Losses	Total
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset Impairments and Valuation Related Write-downs	29.9	20.1	50.0
Deferred Sales Charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	22.9	—	22.9

Subtotal — Other Charges	69.2	20.1	89.3

Total — Reorganization and Other Charges before tax	$126.0	$20.1	$146.1

Total — Reorganization and Other Charges after tax	$81.9	$13.1	$95.0

All of the components of the Reorganization Charges reflected above, except $17.0 million related to deferred policy acquisition costs and $5.3 million related to investment expenses, are included in “Other Operating Costs and Expenses” in the Company’s consolidated income statement for the year ended December 31, 2001. None of the Reorganization Charges reflected in the table above have been allocated to the Company’s segments. All such charges are included as reconciling items of the segments to the Company’s consolidated income statement for the year ended December 31, 2001.

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 in which the Other Charges are reflected. In addition, all of the Reorganization Charges are reflected in reconciling in the table as discussed above.

	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Total
Premiums	$1.0	$—	$—	$—	$—	$1.0
Net investment income	20.3	3.8	—	3.3	5.3	32.7
Group Pension Profits	2.5	—	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.7	1.0	34.5	65.1

Total Other Operating Charges	43.2	20.0	1.7	4.3	56.8	126.0
Net realized losses on investments	14.9	2.8	—	2.4	—	20.1

Total Other Charges	$58.1	$22.8	$1.7	$6.7	$56.8	$146.1

Implication of the Events of September 11th

The terrorist events of September 11th had no material affect on the Company’s financial position at December 31, 2001 or its results of operations for the year then ended. The net effect of life insurance claims relating these events (after reinsurance and the release of related policy reserves) aggregated approximately $3.9 million pre-tax. In addition, the Company incurred damages from property losses and business interruption. These damages principally consist of: (i) lost revenues at Advest, MSC, and Enterprise resulting from the close of the New York securities markets, (ii) physical damage to Advest’s Rector Street offices in lower Manhattan and associated recovery and relocation costs, (iii) the temporary closing of the Company’s New York corporate offices, (iv) delays associated with outsourcing Advest’s clearing operation, and (v) lost revenues resulting from the volatility of the securities markets and consumer uncertainty with respect to equity based products in the aftermath of September 11th. To date, no determination has been made with respect to the Company’s ability to recover the aforementioned damages under its insurance coverages.

Summary of Financial Results

The following tables present the Company’s consolidated and segment results of operations for the years ended December 31, 2001, 2000 and 1999. The financial information herein is presented in accordance with GAAP unless otherwise noted.

Results of Operations

	For the Year Ended December 31, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(1)	Consolidated
	($ in millions)
Revenues:
Premiums	$675.5	$5.3	$—	$14.5	$—	$695.3
Universal life and investment-type product policy fees	151.6	54.7	—	0.9	—	207.2
Net investment income and realized gains on investments	559.4	68.6	7.8	18.0	26.0	679.8
Group Pension Profits(4)	30.7	—	—	—	—	30.7
Retail Brokerage and Investment Banking revenues	—	—	343.5	—	—	343.5
Other income	16.1	107.4	—	15.5	8.1	147.1

Total revenue	1,433.3	236.0	351.3	48.9	34.1	2,103.6

Benefits and Expenses:
Benefits to policyholders	754.5	34.1	—	20.6	5.5	814.7
Interest credited to policyholders’ account balances	60.6	41.3	—	8.6	—	110.5
Amortization of deferred policy acquisition costs	115.7	26.1	—	—	17.0	158.8
Dividends to policyholders	233.9	1.6	—	1.1	—	236.6
Other operating costs and expenses	245.5	127.2	371.3	39.8	92.6	876.4

Total expenses	1,410.2	230.3	371.3	70.1	115.1	2,197.0

Income (Loss) before income taxes	$23.1	$5.7	$(20.0)	$(21.2)	$(81.0)	(93.4)

Income Tax Benefit						(32.6)

Net (Loss)						$(60.8)

Results of Operations

	For the Year Ended December 31, 2000
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(2)	Consolidated
	($ in millions)
Revenues:
Premiums	$685.7	$1.3	$—	$13.5	$—	$700.5
Universal life and investment-type product policy fees	134.8	70.0	—	1.0	—	205.8
Net investment income and realized gains on investments	796.7	124.9	0.5	68.4	25.1	1,015.6
Group Pension Profits(4)	37.1	—	—	—	—	37.1
Retail Brokerage and Investment Banking revenues	—	—	59.7	—	—	59.7
Other income	20.6	120.2	—	17.7	5.1	163.6

Total revenue	1,674.9	316.4	60.0	100.7	30.3	2,182.3

Benefits and Expenses:
Benefits to policyholders	736.6	21.2	—	22.4	7.6	787.8
Interest credited to policyholders’ balances	54.5	47.0	—	9.1	—	110.6
Amortization of deferred policy acquisition costs	110.8	28.3	—	—	—	139.1
Dividends to policyholders	232.7	1.5	—	1.3	—	235.5
Other operating costs and expenses	262.2	120.0	63.3	37.0	30.7	513.2

Total expenses	1,396.8	218.0	63.3	69.8	38.3	1,786.2

Income before income taxes and extraordinary item	$278.1	$98.4	$(3.1)	$30.8	$(8.1)	$396.1

Income tax expense						133.8

Income before extraordinary item						262.3
Extraordinary loss, net of tax						37.7

Net Income						$224.6

Results of Operations

	For the Year Ended December 31, 1999
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(3)	Consolidated
	($ in millions)
Revenues:
Premiums	$702.8	$0.9	$—	$13.4	$—	$717.1
Universal life and investment-type product policy fees	122.3	73.3	—	0.7	—	196.3
Net investment income and realized gains on investments	823.1	132.4	0.1	69.5	2.3	1,027.4
Group Pension Profits(4)	63.0	—	—	—	—	63.0
Retail Brokerage and Investment Banking revenues	—	—	63.4	—	—	63.4
Other income	16.6	95.1	—	17.3	4.8	133.8

Total revenue	1,727.8	301.7	63.5	100.9	7.1	2,201.0

Benefits and Expenses:
Benefits to policyholders	741.8	18.4	—	22.4	4.5	787.1
Interest credited to policyholders’ balances	48.9	55.3	—	11.3	—	115.5
Amortization of deferred policy acquisition costs	107.1	30.7	—	—	—	137.8
Dividends to policyholders	227.5	2.0	—	1.2	—	230.7
Other operating costs and expenses	287.5	105.7	61.7	32.0	60.4	547.3
Demutualization expenses		—	—	—	2.0	2.0

Total expenses	1,412.8	212.1	61.7	66.9	66.9	1,820.4

Income before income taxes	$315.0	$89.6	$1.8	$34.0	$(59.8)	$380.6

Income tax expense						132.0

Net Income						$248.6

(1)
Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group and (iii) charges totalling $56.8 million pre-tax relating to the Company’s reorganization. (See “Reorganization and Other Charges”).

(2)	Amounts reported as “reconciling” in 2000 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans and (ii) revenues and expenses of the MONY Group.

(3)
Amounts reported as “reconciling” in 1999 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group (iii) charges of $59.7 million pre-tax relating to a voluntary early retirement program, and (iv) certain expenses related to the Company’s demutualization.

(4)	See Note 11 to the Consolidated Financial Statements.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Premiums —

Premium revenue was $695.3 million for 2001, a decrease of $5.2 million, or 0.7%, from $700.5 million reported for 2000. The decrease was primarily the result of lower premiums in the Protection Products segment of $10.3 million partially offset by an increase in the Accumulation Products segment of $4.0 million. The decrease of premiums in the Protection Products segment was primarily a result of lower renewal premiums of $32.5 million due to the reduction of the in-force block, offset by an increase of $18.2 million in premiums from special risk insurance products offered by USFL. The increase in USFL’s premiums is primarily attributable to the expansion of its distribution and the improvement in its financial strength ratings being acquired by the Company. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. The increase in the Accumulation Products segment of $4.0 million was primarily due to an increase in immediate annuity sales. See “— New Business Information” for a discussion regarding year to year sales and related trends.

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $207.2 million for 2001, an increase of $1.4 million, or 0.7%, from $205.8 million reported for 2000. The increase was primarily a result of higher fees in the Protection Products segment of $16.8 million, partially offset by lower fees in the Accumulation Products segment of $15.3 million. The increase in the Protection Products segment was primarily attributable to higher fees earned on Corporate Sponsored Variable Universal Life (“CSVUL”) and VUL business of $5.5 million and $11.3 million, respectively, consistent with growth in the in force blocks of such business. The decrease in the Accumulation Products segment was primarily due to lower mortality and expense charges of $7.5 million and a $6.9 million decrease in surrender charges in the Company’s FPVA product. The decrease in FPVA mortality and expense charges is due to lower fund balances resulting from stock market declines. The decrease in surrender charges reflects the positive effects of the efforts of the Company’s conservation unit and other measures designed to improve persistency.

Net investment income and realized gains on investments —

Net investment income was $692.1 million for the year ended December 31, 2001, a decrease $286.0 million, or 29.2%, from $978.1 million reported in 2000. The decrease in net investment income is primarily due to a decrease of $271.7 million in income reported from the Company’s investments in venture capital partnerships, which includes valuation related adjustments recorded in the fourth quarter. The remainder of the decrease was principally caused by lower interest rates and invested assets in 2001. The annualized yield on the Company’s average invested assets, including its investments in venture capital partnerships, before and after realized gains on investments was 6.2% and 6.1%, respectively, for 2001, as compared to 8.8% and 9.1%, respectively, for 2000. See “— Investments — Results by Asset Category.” The 2001 results also include $32.7 million in “Other Charges” relating primarily to writedowns of the venture capital portfolio. See Note 22 to the Consolidated Financial Statements.

As of December 31, 2001, the Company had approximately $16.8 million of additional pre-tax gains related to its venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuations.

Net realized losses on investments were $12.3 million for 2001, a decrease of $49.8 million from gains of $37.5 million for 2000. The 2001 losses include $20.1 million in “Other Charges” taken during the fourth quarter. See Note 22 to the Consolidated Financial Statements.

The following table sets forth the components of net realized gains (losses) by investment category for 2001 and 2000.

	For the Years Ended December 31,
	2001	2001
Equity securities	$(7.8)	$21.6
Fixed maturities	(2.6)	(30.1)
Mortgage loans	9.3	19.7
Other	(11.2)	26.3

	$(12.3)	$37.5

Group Pension Profits —

Group Pension Profits were $30.7 million for the year ended December 31, 2001, a decrease of $6.4 million, or 17.3%, from $37.1 million for the year ended December 31, 2000. Group Pension Profits for the years ended December 31, 2001 and 2000, consisted of $27.4 million and $26.9 million, respectively, of Group Pension Payments and $3.3 million and $10.2 million, respectively, relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize impairment of assets supporting the business transferred in the Group Pension transaction as well as certain adjustments relating to policyholder liabilities. The decrease of $6.4 million in the Group Pension Profits is primarily due to lower operating income due to the run-off of the Group Pension business of $9.1 million, offset by higher realized gains on investment results in 2001 of $2.7 million.

For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to Note 11 of the Consolidated Financial Statements. Management believes that Group Pension Profits will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002.

In connection with the Group Pension Transaction, the Company expects to record income in the fourth quarter of 2002 of approximately $55.0 million relating to the Final Value Payment, as defined in the agreement. See Note 11 to the Consolidated Financial Statements.

Retail Brokerage and Investment Banking revenues —

Retail Brokerage and Investment Banking revenues were $343.5 million for 2001, an increase of $283.8 million compared to $59.7 million reported for 2000. The increase is primarily attributable to the Company’s acquisitions of Advest and Matrix in 2001. See Note 1 to the Consolidated Financial Statements. Revenues recorded in 2001 for Advest, Matrix, and MSC, which together comprise the Retail Brokerage and Investment Banking segment, were $296.8 million (excluding approximately $7.8 million, which is reflected in investment income), $3.1 million, and $43.6 million, respectively. Retail Brokerage and Investment Banking revenues in 2000 only consisted of $59.7 million of revenues derived from the operations of MSC. All expenses related to the operations of Advest, Matrix and MSC are recorded in “Other operating costs and expenses” in the Company’s consolidated statement of income and comprehensive income.

Other income —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $147.1 million for 2001, a decrease of $16.5 million, or 10.1%, from $163.6 million reported for 2000. The decrease was primarily due to lower income of $4.5 million in the Company’s Protection Products segment and $12.8 million in the Company’s Accumulation Products segment, partially offset by higher income relating to the Company’s employee benefit plans which are reported as a reconciling item. During 2001, the cash surrender value of the company’s COLI contract decreased by approximately $4.3 million as a result of unfavorable market conditions. Approximately $3.7 million of this loss was reflected in the Protection Products segment and the balance, or $0.6 million, is reflected in the Accumulation Products segment. The remaining decrease in the Accumulation Products segment was primarily caused by lower fees of approximately $16.0 million from ECM, partially offset by an increase of $3.9 million in fees from supplemental contracts. ECM reported $90.0 million in fees from advisory, underwriting and distribution services in 2001, as compared to $106.9 million in 2000.

Benefits to policyholders —

Benefits to policyholders were $814.7 million for 2001, an increase of $26.9 million, or 3.4%, from $787.8 million reported for 2000. The increase consisted primarily of higher death benefits of approximately $16.6 million in the Company’s Protection Products segment, and $12.8 million in the Accumulation Products segment. The increase of $16.6 million in the Protection Products segment was due to higher benefits of $8.9 million, and $5.1 million on individual life and universal life business, respectively. The increase of $12.8 million in the Accumulation Products segment was primarily the result of higher immediate annuity benefit payments, FPVA death benefits, and supplementary contract benefits of $3.8 million, $6.1 million, and $2.6 million, respectively.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $110.5 million for 2001, a decrease of $0.1 million from $110.6 million reported for 2000. The decrease was the result of lower interest crediting of $5.7 million in the Company’s Accumulation Product segment offset by higher amounts credited in the Company’s Protection Product segment of $6.2 million, which was primarily due to the Company’s increasing in force block of CSVUL business. The decrease in the Accumulation Product is due primarily to decreases of $3.1 million and $2.1 million in Single Premium Deferred Annuity (“SPDA”) and Certificate of Annuity (“COA”) products respectively.

Amortization of deferred policy acquisition costs —

Amortization of deferred policy acquisition costs (“DAC”) was $158.8 million for 2001, an increase of $19.7 million, from $139.1 million reported for 2000. The increase is primarily due to higher amortization of $21.9 million in the Company’s Protection Product segment of which $ 17.0 million was in connection with reorganization and other charges recorded during the fourth quarter of 2001. See Note 22 to the Consolidated Financial Statements. Of this amount, approximately $13.0 million represented a write-off of DAC in the Company’s international insurance subsidiary to reflect reduced expectations of future profitability due primarily to revised business strategies, which included the decision to exit certain markets, and approximately $4.0 million represented a write-off of DAC on the Company’s GUL business to reflect a de-emphasis on this line of business and resultant reduced future profitability expectations. In addition, VUL amortization increased by $9.4 million as a result of the increased size of the in force block. CSVUL amortization increased by $3.5 million due to lower death claims and the increasing size of the in force block. Offsetting this were decreases in the amortization of yearly renewable term business of $4.8 million due to the declining in force business and a $2.2 million decrease in the Accumulation Product segment as a result of poor equity market performance.

Dividends to policyholders —

Dividends to policyholders were $236.6 million for 2001, an increase of $1.1 million, or 0.5%, from $235.5 million reported for 2000. The increase, substantially all of which occurred in the Protection Products segment, resulted primarily from the accrual of an additional dividend liability in the Closed Block of approximately $18.7 million reflecting results that were more favorable than assumed in the funding of the Closed Block. Offsetting this was a $13.0 million decrease in the accrual for dividends payable to policyholders in the following year due to a reduction in the dividend scale. As further discussed in Note 2 to the Consolidated Financial Statements included herein, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability.

Other operating costs and expenses —

Other operating costs and expenses were $876.4 million for 2001, an increase of $363.1 million, or 70.8%, from $513.2 million for 2000. The increase consisted primarily of: (i) $65.1 million of reorganization and other charges recorded during the fourth quarter of 2001, (ii) $301.2 million of costs directly attributable to the Retail Brokerage and Investment Banking segment resulting from the acquisition of Advest, and (iii) $24.5 million of higher interest expense reported as a reconciling item. Details of the reorganization and other charges recorded in the fourth quarter as well as the segments to which they have been allocated are included in Note 22 to the Consolidated Financial Statements. The $24.5 million increase in interest expense relates to the MONY Group’s debt issuances in March and December of 2000. See Note 14 to the Consolidated Financial Statements. These increases were partially offset in 2001 by lower compensation costs of approximately $25.3 million, of which $20.3 million, $3.8 million, and $1.3 million are reflected in the Protection Products, Accumulation Products, and Other Products segments, respectively.

The Company recorded a federal income benefit in 2001 of $(32.6) million, compared to a $133.8 million federal income tax expense recorded in 2000. The Company’s effective tax rate was approximately 34.9% in 2001, as compared to approximately 33.8% in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Premiums —

Premium revenue was $700.5 million for 2000, a decrease of $16.6 million, or 2.3%, from $717.1 million reported for 1999. Substantially all of the decrease related to traditional life insurance products offered through the Company’s Protection Products segment. The decrease was comprised of (i) lower new premiums of $10.6 million, and (ii) lower renewal premiums of $30.5 million due to the reduction of the in-force block of business, offset by (i) higher single premiums of $2.8 million, and (ii) an increase in USFL premiums of $21.3 million of which $17.6 million represented new premiums on special risk term insurance products. The increase in new premiums written by USFL is primarily attributable to the expansion of its distribution, the improvement of its financial strength ratings since being acquired by the Company and a product shift towards its term insurance product. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends, particularly the continuing shift by consumers from traditional protection products to asset accumulation products. See “ — New Business Information” for a discussion regarding period to period sales and related trends.

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $205.8 million for 2000, an increase of $9.5 million, or 4.8%, from $196.3 million reported for 1999. The increase consisted primarily of higher Protection Products segment fees of $12.5 million primarily due to higher fees from the Company’s VUL business of approximately $14.9 million, and an increase of $2.2 million related to increased sales of corporate owned life insurance, offset by higher ceded reinsurance of $4.0 million across the Protection Products segment. For the year ended December 31, 2000, the Company reported total fees from its VUL business of $48.6 million, as compared to $33.7 million reported for 1999. The increase in fees resulted primarily from new sales of such business and the growing in-force block. This was offset by a decrease in the Accumulation Product segment of $3.3 million primarily due to lower fees from the Company’s FPVA products as a result of lower policy counts and lower fund balances.

Net investment income and realized gains on investments —

Net investment income was $978.1 million for 2000, an increase of $75.8 million, or 8.4%, from $902.3 million reported in 1999. The increase in net investment income is primarily related to an increase in income recorded by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of, or investment in, equity securities issued by such companies. For 2000, the Company earned $236.3 million relating to such partnership investments, an increase of $47.4 million from $188.9 million recorded for 1999. The balance of the increase in investment income resulted from other invested asset categories collectively and is primarily attributable to higher yields and an increase in average invested assets. As of December 31, 2000, invested assets were $11,222.5 million (including cumulative unrealized losses of $9.8 million on fixed maturity securities) compared to $10,831.8 million (including cumulative unrealized losses of $206.4 million on fixed maturity securities) at December 31, 1999. At December 31, 2000, fixed maturity securities and mortgage loans represented approximately 59.6% and 15.6%, respectively, of total invested assets, as compared to 60.4% and 15.8%, respectively, at December 31, 1999. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 8.8% and 9.1%, respectively, for 2000, as compared to 8.3% and 9.4%, respectively, for 1999. See “ — Investments — Results by Asset Category.”

Net realized capital gains were $37.5 million for 2000, a decrease of $87.6 million, from gains of $125.1 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for 2000 and 1999.

	For the Years Ended December 31,
	2000	1999
Real estate	$26.6	$52.0
Equity securities	21.6	76.0
Fixed maturities	(30.1)	(8.6)
Mortgage loans	19.7	0.8
Other	(0.3)	4.9

	$37.5	$125.1

Net investment income and net realized gains on investments are allocated to the Company’s segments based on the assets allocated to such segments to support the associated liabilities of each segment and to maintain a targeted regulatory risk-based capital level for each segment. See Note 4 to the Consolidated Financial Statements.

Group Pension Profits —

Group Pension Profits were $37.1 million for 2000, a decrease of $25.9 million or 41.1% from $63.0 million reported in 1999. The decrease is due to lower investment gains of $20.1 million from lower gains on real estate sales and higher losses on sales of bonds in 2000, and lower operating income of $5.8 million due to the run off of the Group Pension business.

For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to Note 11 of the Consolidated Financial Statements included herein. Management believes that Group Pension Profits will decline in future periods consistent with the continuing run-off of the underlying business until they terminate as of December 31, 2002.

Retail Brokerage and Investment Banking —

Retail Brokerage and Investment Banking revenues were $59.7 million for 2000, a decrease of $3.7 million, or 5.8%, compared to $63.4 million for 1999. The decrease was primarily due to lower commissions earned by the Company’s broker-dealer operations of $3.6 million due to unfavorable market conditions.

Other income —

Other income (which consists primarily of fees earned by the Company’s mutual fund management, and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $163.6 million for 2000, an increase of $29.8 million, or 22.2%, from $133.8 million reported in 1999. The increase was primarily due to higher income of $4.0 million and $25.1 million in the Protection Products and Accumulation Products segments, respectively. The increase in income recorded in the Accumulation

Products segment was primarily attributable to higher fees earned by the Company’s mutual fund management operations. The Company’s mutual fund management operations reported $106.9 million in fees from advisory, underwriting and distribution services in 2000 compared to $84.9 million in 1999.

Benefits to policyholders —

Benefits to policyholders were $787.8 million for 2000, an increase of $0.7 million, from $787.1 million reported for 1999. The increase consisted primarily of higher benefits of approximately $2.8 million and $3.1 million in the Accumulation Products segment and the Company’s benefit plans, respectively, partially offset by lower benefits of approximately $5.2 million in the Protection Products segment. The increase of $2.8 million in the Accumulation Products segment was primarily due to an increase in the issuance of supplementary contracts during 1999. The decrease in the Protection Products segment of $5.2 million was primarily due to a decrease in policy benefits related to the Company’s non-USFL business of $17.6 million, offset by $12.4 million of benefits related to USFL.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $110.6 million for 2000, a decrease of $4.9 million, or 4.2%, from $115.5 million reported for 1999. The decrease consisted primarily of lower interest crediting of approximately $8.3 million in the Accumulation Products segment relating to the Company’s declining lines of business, primarily the single premium deferred annuities (“SPDA”) business. During 2000, SPD Account values decreased approximately $76.8 million to $302.6 million, as compared to $379.4 million at the end of 1999. The decrease in account value in 2000 was primarily due to continuing withdrawals, which management believes partially reflects consumer preferences for separate account products as well as the aging of the in-force block of business. This was offset by higher interest crediting of $5.6 million in the Protection Products segment resulting primarily from a $3.6 million increase in interest credited on COLI products due to the increase in general account fund values.

Amortization of deferred policy acquisition costs —

Amortization of deferred policy acquisition costs (“DAC”) was $139.1 million for 2000, an increase of $1.3 million, from $137.8 million reported for 1999. The increase primarily resulted from higher amortization in the Protection Products segment of approximately $3.7 million. The increase in DAC amortization in the Protection Products segment resulted primarily from a $2.6 million increase in USFL, $3.9 million of higher amortization related to the Company’s VUL business as a result of better mortality and rapid growth in this product, offset by lower amortization in traditional and UL products of $2.8 million. This was offset in part by lower DAC amortization of $2.4 million in the Accumulation Products segment primarily due to the growing levels of exchange activity to the new variable annuity product, where better persistency is anticipated.

Dividends to policyholders —

Dividends to policyholders were $235.5 million for 2000, an increase of $4.8 million, or 2.1%, from $230.7 million reported for 1999. The increase, substantially all of which occurred in the Protection Products segment, resulted primarily from the continuation of the dividend scale and the increasing Closed Block reserves.

Other operating costs and expenses —

Other operating costs and expenses were $513.2 million for 2000, a decrease of $34.1 million, or 6.2%, from $547.3 million reported for 1999. The decrease consisted of $35.4 million attributable to reconciling items not allocated to the Company’s operating segments, and $25.2 million attributable to the Protection Products segment. The decrease in reconciling items was primarily attributable to a charge of $59.7 million in connection with an early retirement program during the third quarter of 1999, offset by a $21.8 million increase in interest expense on Senior Notes issued by the MONY Group in 2000. The decrease in the Protection Products segment was primarily due to a decrease in interest expense resulting from the repurchase of high coupon debt. This was offset by higher expenses of $14.4 million and $12.3 million of costs directly attributable to the Accumulation Product and Other Product Segments, respectively. To the extent that costs are not directly identifiable with an operating segment, such costs are allocated to the Company’s operating segments based on cost allocations utilizing time studies, and cost estimates included in the Company’s product pricing. See “— Segments.”

The increase of $14.4 million in costs directly attributable to the Accumulation Products segment primarily consisted of higher sub-advisory fees and other expenses incurred by the Company’s mutual fund management operations, which directly corresponded to an increase in revenues from such operations (see discussion and analysis of other income above). The increase of $12.3 million in costs directly attributable to the Other Products segment was primarily due to $6.7 million in higher costs in connection with the Company’s investment in its international brokerage operations.

The Company’s provision for federal income taxes in 2000 was $133.8 million, compared to $132.0 million in 1999. The Company’s effective tax rate before extraordinary items was approximately 33.8% in 2000, as compared to approximately 34.5% in 1999.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection, accumulation, and retail brokerage and investment banking products and services during the years ended December 31, 2001, 2000 and 1999 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented.

	For the Years Ended December 31,
	2001	2000	1999
	($ in millions)
Source of Distribution/Segment
Protection Products:
Career Agency system	$86.7	$97.2	$101.2
USFL	49.0	42.0	26.5
Complementary Distribution	79.0	126.8	66.6

Total new annualized life insurance premiums	$214.7	$266.0	$194.3

Accumulation Products:
Variable annuity(1)	$393	$421	$423
Career Agency system — Proprietary retail mutual funds	359	615	636
Third-party distribution — Proprietary retail mutual funds	962	1,438	1,198

Total Accumulation Product sales	$1,714	$2,474	$2,257

(1)
Excludes annualized premiums in 2001 and 2000 associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Protection Segment —

New Business Information for the year ended December 31, 2001 compared to the year ended December 31, 2000

Total new annualized and single life insurance premiums for the year ended December 31, 2001 decreased $51.3 million or 19.3% to $214.7 million from $266.0 million in 2000. New life insurance premiums from the Company’s complementary network decreased 24.2% to $128.0 million for the year, which accounted for 60% of total protection sales. The decrease in premiums for the year was due to lower sales of the Company’s COLI product.

For the year ended December 31, 2001, COLI sales decreased 38% to $79.0 million from $126.8 million in 2000. Recurring premiums were $24.0 million for the year, compared with $31.8 million for 2000. Corporate sales are large-premium cases that typically generate revenues that can fluctuate considerably from quarter-to-quarter.

USFL’s products, sold through its brokerage general agency distribution channel, increased 17% for the year to $49.0 million from $42.0 million in 2000.

New life insurance premiums (first-year and single premiums) from the career agency system were $86.7 million for the current year compared with $97.2 million in 2000.

New Business Information for the year ended December 31, 2000 compared to the year ended December 31, 1999

Total new annualized and single life insurance premiums for the year ended December 31, 2000 increased $71.7 million, or 36.9%, to $266.0 million from $194.3 million in 1999. New life insurance premiums from the Company’s complementary network increased 81% to $168.8 million for the year, which accounted for 63% of total protection sales. The increase in premiums for the year was driven by strong sales of the Company’s COLI product as well as sales from USFL.

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

New life insurance premiums (first-year and single premiums) from the career agency system were $97.2 million for the year compared with $101.2 million in 1999. The variance in annual sales is due to an unusually large life insurance sale in the first half of 1999.

Accumulation Segment —

The following tables set forth assets under management at December 31, 2001, 2000, and 1999 as well as the changes in the primary components of assets under management during the years then ended:

	December 31,
	2001	2000	1999
	($ in billions)
Assets under management:
Individual variable annuities	$3.9	$4.4	$4.9
Individual fixed annuities	0.7	0.7	0.9
Proprietary retail mutual funds	4.4	4.8	4.8

	$9.0	$9.9	$10.6

Individual variable annuities:
Beginning account value	$4.4	$4.9	$4.8
Sales(1)	0.4	0.4	0.4
Market appreciation	(0.4)	(0.1)	0.5
Surrenders and withdrawals(1)	(0.5)	(0.8)	(0.8)

Ending account value	$3.9	$4.4	$4.9

Proprietary retail mutual funds:
Beginning account value	$4.8	$4.8	$3.0
Sales	1.3	2.0	1.8
Dividends reinvested	0.1	0.3	0.2
Market appreciation	(0.6)	(1.0)	0.5
Redemptions	(1.2)	(1.3)	(0.7)

Ending account value	$4.4	$4.8	$4.8

(1)	Amounts presented for 2001 and 2000 are net of approximately $208 million and $998 million, respectively, of exchanges to new product series.

New Business Information for the year ended December 31, 2001 compared to the year ended December 31, 2000

New sales of variable annuities during 2001 were $393 million, a decrease in 2001 of $28 million, or 6.7%, from $421 million reported for 2000. The Company’s exchange program continues to be well received. The exchange program is a commission-free program that enables customers to exchange their old variable policy for a new policy series. Customers exchanged approximately $208 million of assets from their old variable policies to the new product series during 2001.

Sales of proprietary retail mutual funds offered by the Enterprise Group of Funds and Advest decreased by $732 million, or 36%, to $1,321 million at December 31, 2001, as compared to $2,053 million at December 31, 2000. Proprietary mutual fund sales through the Company’s career agency system decreased approximately $256 million, or 42% to $359 million for 2001, as compared to $615 million for 2000. Proprietary mutual fund sales through third-party broker-dealers decreased $476 million, or 33%, to $962 million for 2001, as compared to approximately $1,438 million for 2000. The decrease was due primarily to adverse market conditions in 2001.

New Business Information for the year ended December 31, 2000 compared to the year ended December 31, 1999

New sales of variable annuities during 2000 were $421 million, a decrease of $2 million, or 0.5%, from $423 million reported for 1999. The Company’s exchange program, as described above, continues to be well received. Customers exchanged approximately $1 billion of assets to the new product series during 2000.

Sales of proprietary retail mutual funds offered by the Enterprise Group of Funds increased by $221 million, or 12%, to $2,053 million at December 31, 2000, as compared to $1,834 million at December 31, 1999. Proprietary mutual fund sales through the Company’s career agency system decreased approximately $19 million, or 1%, to $615 million for 2000, as compared to $636 million for 1999. Proprietary mutual fund sales through third-party broker-dealers increased $240 million, or 20%, to $1,438 million for 2000, as compared to approximately $1,198 million for 1999. The increase in sales primarily resulted from the opening of new wholesale distribution channels as well as an increase in production at existing channels.

Retail Brokerage and Investment Banking Segment —

The Retail Brokerage and Investment Banking segment, formed during the first quarter of 2001, had revenues of $343.5 million for the year ended December 31, 2001. Overall market conditions, coupled with the four-day market close following the terrorist events of September 11, 2001, affected trading volume at Advest and MSC. Advest revenues were $296.9 million for the period February 1, 2001 to December 31, 2001, compared to $371.1 million for the comparable prior year period on a pro forma basis. Revenues from Advest’s private client group were $164.1 million for the period compared to $207.4 million for the comparable prior year period on a pro forma basis. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

MSC a registered securities broker-dealer for MONY’s career network, posted revenues of $43.5 million for the year ended December 31, 2001, compared with $59.7 million during the comparable prior year period.

Liquidity and Capital Resources

MONY Group’s cash flow consists of investment income from invested assets (including interest income from surplus notes issued by MONY Life to MONY Group in connection with MONY Life’s repurchase of higher coupon surplus notes, as discussed in Note 14 to the Consolidated Financial Statements), and dividends from MONY Life and Advest, if declared and paid, offset by expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depend upon payments from MONY Life and Advest including the receipt of: (i) dividends, (ii) interest income on the Inter-company Surplus Notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. See “Item 1 — Business — Regulation — Shareholder Dividend Restrictions.” In addition, payments of principal and interest on the Inter-company Surplus Notes can only be made with the prior approval of the New York Superintendent “whenever, in his judgment, the financial condition of such insurer warrants.” Such payments further may be made only out of surplus funds, which are available for such payments under the New York Insurance Law. There can be no assurance that MONY Life will have statutory earnings to support the payment of dividends to the MONY Group or that the New York Superintendent will approve interest payments to the MONY Group on the Inter-company Surplus Notes. Accordingly, there can be no assurance that MONY Group will have sufficient funds to meet its cash requirements and pay cash dividends to shareholders. There can be no assurance that state insurance laws will in the future permit the payment of dividends by the life insurance subsidiaries to MONY Life in an amount sufficient to support the ability of MONY Life to pay dividends to the MONY Group.

Issuance of Senior Notes —

On January 12, 2000, MONY Group filed a registration statement on Form S-3 with the Commission to register certain securities. This registration, known as a “Shelf Registration”, provides the Company with the ability to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. In 2000, the Company issued $300 million face amount of 8.35% Senior Notes and $275 million face amount of 7.45% Senior Notes. See Note 14 to the Consolidated Financial Statements herein for further discussion of the Senior Notes and the use of proceeds from such issuances.

Capitalization —

The Company’s total capitalization, excluding accumulated comprehensive income and short-term debt, decreased $4.1 million, or 0.2%, to $2,592.9 million at December 31, 2001, as compared to $2,597.0 million at December 31, 2000. The Company’s debt to equity (excluding accumulated comprehensive income) and debt to total capitalization ratios increased to 28.7% and 22.3%, respectively, at December 31, 2001, from 28.2% and 22.0%, respectively, at December 31, 2000. Included in total debt used in the above calculations are $0.0 million and $52.3 million of non-recourse indebtedness as of December 31, 2001 and 2000, respectively.

Since January 2000, the MONY Group has had a common share repurchase program in place. During the second quarter of 2001, the MONY Group announced a plan to repurchase an additional 2.5 million common shares, bringing the total authorized share repurchase to approximately 4.9 million shares. Under the plan, the MONY Group may repurchase such shares from time to time, as market conditions and other factors warrant. The plan may be discontinued at anytime. As of December 31, 2001, 3,088,775 million shares had been repurchased at an aggregate cost of approximately $104.7 million, of which 2,527,389 shares were repurchased in 2001 for aggregate consideration of $71.7 million. Also, during 2001, the MONY Group issued 4,485,798 shares primarily in connection with its acquisitions of Advest and Lebenthal. See Note 1 to the Consolidated Financial Statements.

MONY Life —

MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income and maturities and sales of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, operating expenses, income taxes and principal and interest on its outstanding debt obligations. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the internal cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections, it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “— Investments — General.”

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “— Investments — General.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2001 and 2000.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at December 31, 2001	Percent of Total	Amount at December 31, 2000	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,282.1	20.4%	$1,358.2	19.5%
Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	3,946.9	62.8	4,532.4	65.1

Subtotal	5,229.0	83.2	5,890.6	84.6
Subject to discretionary withdrawal — without adjustment at carrying value	1,057.6	16.8	1,071.8	15.4

Total annuity reserves and deposit liabilities (gross)	6,286.6	100.0%	6,962.4	100.0%

Less reinsurance	71.2		74.2

Total annuity reserves and deposit liabilities (net)	$6,215.4		$6,888.2

The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Year Ended December 31,
	2001	2000	1999
	($ in millions)
Product Line:
Traditional life(1)	$367.1	$383.4	$386.1
Variable and universal life	72.1	40.8	38.9
Annuities(2)(4)	465.0	780.3	872.6
Group pension(3)	94.5	257.1	223.9

Total	$998.7	$1,461.6	$1,521.5

(1)	Includes $19.7 million in 1999 of surrenders in the Closed Block, the proceeds from which remained with the Company to fund premiums on newly issued traditional life policies outside the Closed Block.

(2)
Excludes approximately $208 million and $998 million in 2001 and 2000 respectively relating to surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by the Company.

(3)	Excludes transfers between funds within the Company benefit plans.

(4)	Includes reclassification of $121.3 million for Separate Account Deposit Type contract withdrawals.

Annuity surrenders have decreased for the year ended December 31, 2001 as compared to December 31, 2000 and 1999. In past years the Company began to experience a trend of increasing surrenders, and, in July 1999, the Company responded to this trend by enhancing its variable annuity products by offering new investment fund choices. In addition, the Company established a special conservation unit and offers policyholders the opportunity to exchange their contracts for a new product series. The positive effects of these conservation efforts are reflected in the decrease in surrender activity in 2001 and 2000, as compared with 1999. The exchange program, which allows policyholders to exchange to a more competitive product, has resulted in a decrease of $790 million as of 2001. Since 1999, almost 50% of the annuity block opted for the exchange program.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 2001, the Company reported net cash inflows from operations of $14.3 million, as compared to cash inflow of $12.2 million in 2000. The increase from the prior year is primarily due to lower federal income tax payments, partially offset by decreased revenues, lower payments from the Group Pension Transaction, and certain of the reorganization and other charges. See Notes 11 and 22 to the Consolidated Financial Statements.

The Company’s liquid assets include substantial U.S. treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

Among the assets allocated to the Closed Block are the Series A Notes received as part of the Group Pension Transaction. MONY Life has undertaken to reimburse the Closed Block from its general account assets outside the Closed Block for any reduction in principal payments on the Series A Notes pursuant to the terms thereof, as described in Note 18 to the Consolidated Financial Statements.

See Note 14 and Note 16 to the Consolidated Financial Statements for additional information related to the Company’s bank credit facility, liquidity and capital resources. Also, see “— Investments” for information on the Company’s investment portfolio.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations except insofar as inflation affects interest rates.

INVESTMENTS

The following discussion and analysis excludes invested assets transferred in the Group Pension Transaction. This discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 11 to the Consolidated Financial Statements, as well as summary financial information regarding Closed Block assets in Note 18 to the Consolidated Financial Statements.

General

The Company had total consolidated assets at December 31, 2001 of approximately $25.6 billion. Of the Company’s total consolidated assets at such date, approximately $15.8 billion represented assets held in the Company’s general account (which includes $6.4 billion of assets in the Closed Block), approximately $4.6 billion represented assets transferred in the Group Pension Transaction (See Note 11 to the Consolidated Financial Statements), and approximately $5.2 billion were held in the Company’s separate accounts.

Separate account assets, for which the Company does not generally bear investment risk, are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders and, accordingly, are not reflected in the Company’s consolidated statements of income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

The following discussion and tables analyze the major categories of general account invested assets. This discussion excludes trading account securities and securities pledged as collateral.

Invested Assets

	As of December 31,
	2001		2000
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Fixed Maturities, Available for Sale	$6,976.1	62.8%	$6,693.0	59.6%
Equity Securities, Available for Sale	299.2	2.7	328.6	2.9
Mortgage loans on real estate	1,809.7	16.3	1,754.7	15.6
Policy loans	1,229.0	11.1	1,264.6	11.3
Other invested assets	347.5	3.1	312.0	2.9
Cash and cash equivalents	441.0	4.0	869.6	7.7

Total	$11,102.5	100.0%	$11,222.5	100.0%

The following table illustrates the net investment income yields based on average annual asset carrying values, excluding unrealized gains and losses in the fixed maturity asset category. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fees.

Investment Yields by Asset Category

	2001	2000	1999
Fixed maturities	7.3%	7.4%	7.2%
Equity securities	(10.8)	56.4	39.7
Mortgage loans on real estate	7.8	8.3	8.2
Policy loans	6.9	6.8	6.5
Other invested assets	12.7	12.9	6.5
Cash and cash equivalents	4.4	6.6	4.1

Total invested assets before investment expenses	6.6	9.2	8.6

Investment expenses	(0.4)	(0.4)	(0.3)

Total invested assets after investment expenses	6.2%	8.8%	8.3%

The yield on general account invested assets (including net realized gains and losses on investments) was 6.1%, 9.1% and 9.4% for the years ended December 31, 2001, 2000 and 1999, respectively.

Fixed Maturities

Fixed maturities consist of publicly traded and privately placed debt securities, and redeemable preferred stock which represented 62.8% and 59.6% of total invested assets excluding trading securities at December 31, 2001 and 2000, respectively.

The Securities Valuation Office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories, (“NAIC Designations”). The NAIC Designations closely mirror the Nationally Recognized Securities Rating Organizations’ credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

The following table presents the Company’s fixed maturities by NAIC Designation and the equivalent ratings of the Nationally Recognized Securities Rating Organizations as of December 31, 2001 and 2000, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturities by Credit Quality

NAIC Rating	Rating Agency Equivalent	As of December 31, 2001			As of December 31, 2000
		Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$3,807.8	56.2%	$3,920.1	$3,739.7	56.1%	$3,757.9
2	Baa	2,390.2	34.8%	2,430.7	2,389.8	35.7	2,388.7
3	Ba	432.5	6.1%	424.6	442.9	6.4	427.7
4	B	101.1	1.5%	102.8	80.2	1.1	73.6
5	Caa and lower	35.7	0.5%	33.6	20.7	0.3	17.5
6	In or near default	6.3	0.1%	7.6	2.0	0.0	1.8

	Subtotal	6,773.6	99.2%	6,919.4	6,675.3	99.6	6,667.2
	Redeemable preferred stock	55.6	0.8%	56.7	27.4	0.4	25.8

	Total fixed maturities	$6,829.2	100.0%	$6,976.1	$6,702.7	100.0%	$6,693.0

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

At December 31, 2001, the percentage, based on estimated fair value, of total public fixed maturities that were investment grade (NAIC Designation 1 or 2) was 94.4% compared to 95.6% for December 31, 2000. At December 31, 2001, the percentage, based on estimated fair value, of total private placement fixed maturities that were investment grade (NAIC Designation 1 or 2) was 87.7% compared to 88.2% for December 31, 2000.

The Company reviews all fixed maturity securities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria are: (i) violation of financial covenants, (ii) public securities trading at a substantial discount as a result of specific credit concerns and (iii) other subjective factors relating to the issuer.

Within its fixed maturities portfolio, the Company identifies “problem fixed maturity securities”, “potential problem fixed maturity securities” and “restructured fixed maturity securities”. See Note 5 to the Consolidated Financial Statements for a discussion of the criteria used in these identifications.

The Company has a well-diversified portfolio of fixed maturities. The portfolio at December 31, 2001 included 17.6% in consumer goods and services, 15.6% in asset and mortgage backed securities, 10.6% in public utilities, and the remaining 56.2% in other sectors none of which exceeded 10.0% of the total fixed maturities portfolio. At December 31, 2000, the portfolio included 15.6% in consumer goods and services, 16.5% in asset and mortgage backed securities, 11.4% in public utilities, 10.1% in other manufacturing, and the remaining 46.4% in other sectors none of which exceeded 10.0% of the total fixed maturities portfolio.

The following table presents the amortized cost and estimated fair value of fixed maturities by contractual maturity dates, as of December 31, 2001 and 2000. Periodic payments have been included in the year of final maturity.

Fixed Maturity Securities by Contractual Maturity Dates

	As of December 31, 2001		As of December 31, 2000
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$346.1	$354.9	$25.8	$25.8
Due after one year through five years	1,996.8	2,071.2	1,500.2	1,506.4
Due after five years through ten years	2,480.2	2,527.4	2,754.2	2,751.2
Due after ten years	939.0	934.6	1,325.5	1,305.7

Subtotal	5,762.1	5,888.1	5,605.7	5,589.1
Mortgage-backed and other asset-backed securities	1,067.1	1,088.0	1,097.0	1,103.9

Total	$6,829.2	$6,976.1	$6,702.7	$6,693.0

At December 31, 2001, the Company’s largest unaffiliated single concentration of fixed maturities consists of $300.3 million of carrying value of Federal National Mortgage Association (“FNMA”) fixed maturities which represent approximately 2.7% of total invested assets at December 31, 2001. The largest non-government issuer consists of $205.7 of AEGON notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.9% of total invested assets at December 31, 2001. See Note 11 to the Consolidated Financial Statements. No other individual non-government issuer represents more than 0.5% of invested assets.

The Company held approximately $1,088.0 million and $1,103.9 million of mortgage-backed and asset-backed securities as of December 31, 2001 and 2000, respectively. Of such amounts, $294.9 million and $338.9 million or 27.1% and 30.7%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2001 and 2000, 87.0%, and 84.5%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1. In addition, the Company believes that it holds a relatively low percentage of CMOs compared to other life insurance companies.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of December 31,
	2001	2000
	($ in millions)
CMOs	$449.2	$497.1
Pass-through securities	22.0	28.0
Commercial MBSs	135.4	106.4
Asset-backed securities	481.4	472.4

Total MBSs and asset-backed securities	$1,088.0	$1,103.9

CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company’s investment portfolio have relatively low cash flow variability. In addition, approximately 61.4% of the CMOs in the portfolio have minimal credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

Collateralized Mortgage Obligations by Tranche

	As of December 31,
	2001	2000
	($ in millions)
Planned Amortization Class	$243.1	$285.2
Sequential	141.7	157.2
Target Amortization Class	19.2	23.9
Other	45.2	30.8

Total CMOs	$449.2	$497.1

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

Asset-backed securities (“ABS”) are purchased both to diversify the overall credit risks of the fixed maturity portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables, representing 23.8% and 27.8% of the total at December 31, 2001 and 2000, respectively. These are comprised of pools of both general purpose credit card receivables such as Visa and MasterCard and private label credit card receivable pools. Other significant asset class exposures in the ABS portfolio as of December 31, 2001 and 2000 included automobile receivables (4.0% and 10.1%, respectively), manufactured housing (10.9% and 4.1% respectively) and collateralized obligations (11.1% and 12.6% respectively). No other asset class exposures exceeded 10.0% of total ABS as at December 31, 2001 and 2000. Excluding the exposures to home equity loans (which represented 8.2% and 1.7% of the ABS portfolio as of December 31, 2001 and 2000, respectively), the ABS portfolio is in general insensitive to changes in interest rates.

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 16.3% and 15.6% of total invested assets at December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, commercial mortgage loans comprised $1,507.8 million and $1,443.3 million or 83.3% and 82.2% of total mortgage loan investments, respectively. Agricultural loans comprised $301.1 million and $310.3 million or 16.6% and 17.7% of total mortgage loans, and residential mortgages comprised $0.8 million and $1.1 million or 0.1% and 0.1% of total mortgage loan investments at the dates indicated.

Commercial Mortgage Loans

The underlying properties supporting the commercial mortgage loans at December 31, 2001 and 2000, respectively, consisted of 54.4% and 56.6% in office buildings, 9.7% and 10.2% in hotels, 10.4% and 9.3% in industrial buildings, and 25.5% and 23.9% in other categories, none of which exceeded 10.0% of total commercial mortgage loans.

The Company’s commercial mortgage loan portfolio is geographically diversified throughout the United States. At December 31, 2001 and 2000, the highest concentration was in the southeast region, comprising 26.6% and 25.6% respectively, of the total.

Below is a summary of the changes in the commercial mortgage portfolio for the years ended December 31, 2001, 2000, and 1999, respectively.

Commercial Mortgage Loan Asset Flows

	As of and for the Year Ended December 31,
	2001	2000	1999
	($ in millions)
Beginning balance	$1,443.3	$1,141.4	$886.9
Plus:New loan originations and purchases	350.2	431.1	396.1
Other additions	7.6	4.3	0.9
Less:Scheduled principal payments	113.1	47.2	71.4
Prepayments	95.0	85.8	42.7
Foreclosures, sales and other	85.2	0.5	28.4

Ending balance	$1,507.8	$1,443.3	$1,141.4

The largest amount loaned on any single property at December 31, 2001 and 2000 aggregated $52.2 million and $46.0 million, respectively, and represented less than 0.5% and 0.4% of general account invested assets, respectively. At such dates, amounts loaned on twenty properties were $20 million or greater, representing in the aggregate 37.6% and 38.4% respectively, of the total carrying value of the commercial mortgage loan portfolio at such dates. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 17.8% and 21.8% of the total carrying value of the commercial mortgage loan portfolio at December 31, 2001 and 2000, respectively, and less than 2.5% and 2.8%, respectively, of total invested assets at such dates. All such loans were performing. The Company’s commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of such conditions on property cash flows. The Company’s real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers’ financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

Of the $118.0 million, $26.3 million and $124.0 million, in maturing loans during the years ended December 31, 2001, 2000 and 1999, 0.0%, 0.0% and 33.9%, respectively, were refinanced, 65.3%, 44.5%, and 38.9%, respectively, were paid off, 6.0%, 0.0% and 0.0%, respectively, were foreclosed, and 0.0%, 0.0% and 15.3%, respectively, were restructured. Of the $1,507.8 million of outstanding commercial mortgage loans in the Company’s investment portfolio at December 31, 2001, $102.9 million, $128.2 million and $158.0 million are scheduled to mature in 2002, 2003, and 2004, respectively.

Problem, Potential Problem and Restructured Commercial Mortgages

Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

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

The carrying value of commercial mortgage loans at December 31, 2001 was $1,507.8 million, which amount is net of valuation allowances aggregating $36.0 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of December 31, the carrying value of problem loans aggregated $16.3 million net of $4.6 million in valuation allowances, potential problem securities aggregated $64.5 million net of $8.4 million in valuation allowance and restructured loans aggregated $57.9 million net of $4.7 million in valuation allowances.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 2001 and 2000, such reserves were $18.3 million and $17.7 million, respectively.

Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms was approximately $6.4 million, $9.1 million and $16.1 million at December 31, 2001, 2000 and 1999, respectively. As a result of the restructuring, the gross interest income recognized in net income at December 31, 2001, 2000 and 1999, respectively, was $3.6 million, $6.3 million and $10.8 million.

As of December 31, 2001, the Company had two problem commercial mortgages aggregating $16.3 million: an $11.0 million hotel in Virginia and a $5.3 million office building in New Jersey. As of December 31, 2000, the Company had two problem commercial mortgages aggregating $14.8 million: $8.0 million in Arizona and $6.8 million in California, which are office buildings.

At December 31, 2001 and 2000, respectively, the underlying properties supporting potential problem commercial mortgages consisted of 85.4% and 85.5% in office properties and 14.6% and 14.5% in apartment and retail properties. At December 31, 2001 and 2000, respectively, the underlying properties supporting restructured commercial mortgage loans consisted of 100.0% and 74.2% in office buildings, and 0.0% and 25.8% in retail and industrial buildings. The potential problem and restructured commercial mortgages at December 31, 2001 and 2000 were primarily concentrated in the District of Columbia and New York.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $301.1 million and $310.3 million at December 31, 2001 and 2000, respectively, representing 16.6% and 17.7% of total mortgage assets and 2.7% and 2.8% of general account invested assets at such dates, respectively. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 4.4% and 3.3% of total agricultural loans outstanding at December 31, 2001 and 2000, respectively, were delinquent or in process of foreclosure. Agricultural mortgage loans at December 31, 2001 and 2000, respectively, comprised 14.7% and 15.7% in Washington, 16.6% and 13.5% in California, 12.3% and 13.2% in Idaho and 10.5% and 11.7% in Oregon. No other states had a concentration of more than 10.0%.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of December 31, 2001 and 2000 were $21.6 million and $20.3 million, respectively.

The Company has, from time to time, pooled certain of its agricultural mortgage loans and sold beneficial interests in each of the individual agricultural mortgage loans in such pools (referred to as “participation interests”) to third parties. Under such arrangements, the Company retains a specified equity interest in the loans in such pools and sells the remaining participation interest. The Company is responsible for servicing the individual agricultural mortgage loans in each pool, for which it receives a servicing fee from the third party participants. As of December 31, 2001, the aggregate amount of agricultural mortgage loans in such pools being serviced by the Company was approximately $409.6 million.

Other Invested Assets

Other invested assets as of December 31, 2001 and 2000 are as follows:

	Other Invested Assets December 31
	2001	2000
	($ in millions)
Real estate	$97.5	$95.7
Real estate joint ventures	133.3	116.3
Mezzanine real estate loans	46.7	28.0
Partnership equities	39.4	31.9
Receivables	16.9	24.9
Other	13.7	15.2

	$347.5	$312.0

Equity Securities

Common Stocks —

The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. Substantially all the common stocks owned by the Company are publicly traded on national securities exchanges. The Company’s investments in common stocks represented $69.5 million or 0.6% and $50.6 million or 0.5% of invested assets at December 31, 2001 and 2000, respectively. Proceeds on the sale of equity securities totaled $31.0 million, $499.2 million and $302.7 million which resulted in net realized gains/(losses) of ($6.4) million, $23.4 million, and $77.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Limited partnership interests —

The Company’s investments in limited partnership interests were $229.7 million and $277.9 million at December 31, 2001 and 2000 respectively. In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation in the investments of the partnerships. See “Quantitative and Qualitative Disclosures about Market Risk — Equity Price Risk.”

The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Upon distribution, the Company will record the common stock received at fair value, reverse the carrying value of the corresponding limited partnership investment, and record as investment income any excess of the fair value of the common stock distributed over the carrying value of the limited partnership investment. Accordingly, certain of the common stocks owned by the Company at December 31, 2001 and 2000 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

At December 31, 2001 and 2000, the industry sectors underlying the investments in equity limited partnerships comprised 46.8% and 51.8% in information technology, 28.0% and 24.9% in domestic and international LBO, and 25.2% and 23.3% in other industry sectors none of which exceeded 10.0% of total equity limited partnerships, respectively.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at December 31, 2001 and 2000:

	Carrying Value December 31,
	2001	2000
	($ in millions)
Equity Method
Public common stock	$9.0	$47.8
Private common stock	83.6	97.2

Subtotal	92.6	145.0

Cost Method
Public common stock	22.0	26.8
Private common stock	115.1	106.2

Subtotal	137.1	133.0

Total	$229.7	$278.0

At December 31, 2001 and 2000, the Company had investments in approximately 54 and 53 different limited partnerships which represented 2.1% and 2.5%, respectively, of the Company’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the years ended December 31, 2001, 2000, and 1999, investment income from investments in limited partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $(35.4) million, $236.3 million and $188.9 million, respectively, representing (5.5)%, 24.9%, and 20.9%, respectively, of the net investment income for such periods. For the same periods, the Company achieved total returns on its investments in limited partnership interests of (16.2)%, 82.8%, and 81.9%, respectively. There can be no assurance that the recent level of investment returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company’s financial position and results of operations.

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of December 31, 2001 and 2000 are shown in the table below.

Cumulative Impairment Adjustments and Provisions
For Valuation Allowances on Investments
For the Years Ended

	2001			2000
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Valuation Allowances	Total
	($ in millions)
Fixed maturities	$48.2	$—	$48.2	$27.5	$—	$27.5
Equity securities	2.6	—	2.6	2.6	—	2.6
Mortgages	11.1	28.4	39.5	11.1	32.2	43.3
Real estate(1)	14.4	0.8	15.2	31.0	4.5	35.5

Total	$76.3	$29.2	$105.5	$72.2	$36.7	$108.9

(1)	Includes $5.9 million and $22.5 million at December 31, 2001, and 2000, respectively, relating to impairments taken upon foreclosure of mortgage loans.

All of the Company’s fixed maturity securities are classified as available for sale, and equity securities are classified as available for sale. Accordingly fixed maturity and equity securities are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed other than temporarily impaired are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2001, 2000 and 1999, such writedowns aggregated $31.2 million, $16.0 million and $8.3 million, respectively.

Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and reflected in the Company’s results of operations. For the years ended December 31, 2001, 2000 and 1999, increases (decreases) in valuation allowances related to mortgage loans aggregated $(3.8) million, $(20.3) million and $9.5 million, respectively. The carrying value of commercial mortgage loans at December 31, 2001 was $1,507.8 million, which amount is net of $36.0 million representing management’s best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the real estate held for investment will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. There have been no such impairments the past three years. At December 31, 2001 and 2000, the carrying value of real estate held for investment was $58.5 million and $40.7 million, or 0.5% and 0.4% of invested assets at such dates, respectively. The aforementioned carrying values are net of cumulative impairments of $10.8 million and $10.8 million, respectively, and net of accumulated depreciation of $24.3 million and $22.2 million, respectively. However, there can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made.

The carrying value of real estate to be disposed of at December 31, 2001 and 2000 was $172.3 million and $171.3 million, net of impairment adjustments of $3.6 million and $20.2 million, valuation allowances of $0.8 million and $4.5 million and accumulated depreciation of $62.0 million and $63.8 million, respectively. Once management identifies a real estate property to be sold and commences a plan for marketing the property, the property is classified as to be disposed of and a valuation allowance is established and periodically revised, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. See Note 4 to the Consolidated Financial Statements. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the years ended December 31, 2001, 2000 and 1999, such increases in valuation allowances aggregated $0.8 million, $0.7 million and $12.1 million, respectively. See “— Equity Real Estate — Real Estate Sales.”

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Set forth below is a discussion regarding the Company’s market risk, excluding Advest, and how it is managed. Following this discussion is a separate discussion regarding Advest’s market risk and how it is managed.

Company Market Risk (ex. Advest)

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

Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans outside the Closed Block, and fixed maturity securities and mortgage loans included in the assets transferred in the Group Pension Transaction. For a discussion of the Group Pension Transaction see Note 11 to the Consolidated Financial Statements. For a discussion of the Closed Block. see Note 18 to the Consolidated Financial Statements. The risk with respect to assets transferred in the Group Pension Transaction is limited, See “Policyholder Liability Characteristics.” The carrying value of investments in fixed maturity securities and mortgage loans outside the Closed Block (including such general account assets in the balance sheet line item entitled, “Assets Transferred in Group Pension Transaction”) represent 65%, at December 31, 2001, of the aggregate carrying value of the Company’s consolidated invested assets outside the Closed Block (including the general account invested assets included in the balance sheet line item entitled, “Assets Transferred in Group Pension Transaction”). Substantially all of the Company’s fixed maturity securities are U.S. dollar-denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. The table below shows the Company’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 2001. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

The table below shows the potential fair value exposure of assets to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2001 and 2000.

	At December 31, 2001	+100 Basis Point Change	At December 31, 2000	+100 Basis Point Change
	($ in millions)
	Change in Fair Value
Assets with Interest Rate Risk — Fair Value
Fixed Maturities	$6,976.1	$(300.6)	$6,692.9	$(282.0)
Mortgage Loans	1,880.8	(66.6)	1,746.3	(58.6)

Total	$8,856.9	$(367.2)	$8,439.2	$(340.6)

Assets Transferred in the Group Pension Transaction
Fixed Maturities	$1,400.5	$(18.6)	$1,419.0	$(29.3)
Mortgage Loans	28.4	(0.6)	49.2	(0.7)

Total	$1,428.9	$(19.2)	$1,468.2	$(30.0)

Total Fixed Income Securities
Fixed Maturities	$8,376.6	$(319.2)	$8,111.9	$(311.3)
Mortgage Loans	1,909.2	(67.2)	1.795.5	(59.3)

Total	$10,285.8	$(386.4)	$9,907.4	$(370.6)

In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its issuance of long-term debt obligations.

The table below shows the potential fair value exposure of long term debt with interest rate risk to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2001 and 2000.

Long Term Debt with Interest Rate Risk — Fair Value

	At December 31, 2001	+100 Basis Point Change	At December 31, 2000	+100 Basis Point Change
	($ in millions)
Fixed rate debt	$625.3	$(36.5)	$603.3	$(32.4)

Equity Price Risk

The Company’s investment portfolio contains investments in equity securities, which are comprised of investments in common stocks and limited partnership interests of investment partnerships. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Investments — Equity Securities.” The aforementioned investment partnerships principally invest in technology companies and other industries whose market prices have experienced significant volatility. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes, nor does it reflect the volatility that has been experienced by some of the sectors in which the Company has common stock investments. In addition, the fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities. Also, since a significant portion of the Company’s investments in limited partnerships are accounted for under the equity method, changes in the value of such partnership investments will directly affect the earnings reported by the Company.

The table below shows the potential fair value exposure of assets with equity price risk to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2001 and 2000.

Assets with Equity Price Risk — Fair Value

	At December 31, 2001	-10% Basis Point Change	At December 31, 2000	-10% Basis Point Change
	($ in millions)
Equity securities	$299.2	$(29.9)	$328.5	$(32.8)

Policyholders’ Liability Characteristics

Due to the manner in which the Closed Block was funded and the ability of management to adjust dividends paid on Closed Block policies, as more fully explained in Note 2 to the Consolidated Financial Statements, management believes that the Company’s exposure to market risk with respect to liabilities and assets allocated to the Closed Block is minimal. In addition, the Company’s exposure to loss relating to both the assets and liabilities transferred in the Group Pension Transaction is contractually limited to the principal amount of the Series A Notes outstanding, as more fully explained in Note 11 to the Consolidated Financial Statements. Furthermore, management does not expect to incur any material loss from the assets and liabilities transferred in the Group Pension Transaction; however, there can be no assurance that such a loss will not ultimately be incurred.

Policyholders’ liabilities outside the Closed Block (and excluding such liabilities transferred in the Group Pension Transaction) at December 31, 2001 consisted of future policy benefits, policyholders’ account balances, and other policyholder liabilities of $1,000.2 million, $2,044.2 million, $118.9 million, respectively. These liabilities were backed, at such date, by approximately $9.4 billion of assets (total consolidated assets excluding “Assets transferred in Group Pension Transaction”, “Closed Block assets” and “Separate account assets”), including invested assets of approximately $6.6 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2001.

— Future Policy Benefits.    Products in the future policy benefits category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, group pensions, group life and health insurance, supplementary contracts with life contingencies, and immediate annuities. Future policy benefit liabilities on such business aggregated approximately $0.6 billion at December 31, 2001. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $0.1 billion at December 31, 2001, is 6%. Also, included in this category are disability income future policy benefit liabilities of approximately $0.4 billion at December 31, 2001. All such business was reinsured effective December 31, 1997.

— Policyholders’ Account Balances and Other Policyholders’ Liabilities.    Products in the policyholders’ account balances and other policyholders’ liabilities categories credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category they may be subject to surrender charges for an initial period. Product examples include single premium deferred annuities, universal life contracts, and the general account portion of the Company’s variable annuity products. In general, the Company’s investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholder account balance liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

Asset and Liability Management Techniques

Asset and liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2001 or with respect to a 10 percent drop in equity prices from December 31, 2001.

Advest Market Risk

Risk Management

Advest’s risk management strategies include the use of derivatives, principally exchange-traded futures contracts. Its risk management activities also include inventory and hedging policies. Inventory policies reflect the level of aggregate short and long positions that may be held for trading and are specified by product line. During its normal course of business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading, rather than investment, purposes. Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the-counter equities in order to facilitate order flow and accommodate its retail and institutional customers.

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

Equity Price Risk

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

For purposes of the Commission’s market risk disclosure requirements, Advest has performed a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. In fiscal year 1999, Advest significantly upgraded its VaR capability by converting to the Bloomberg Value at Risk System. Advest continued to improve the depth, frequency and range of its VaR management review during 2000, and upgraded its Bloomberg Value at Risk System during 2001. These changes include the spread of each security type and its corresponding credit level to be assigned to a specific yield curve off of which is generated their associated probability distributions of scenarios. These improvements begin to allow for the tacit inclusion of spread risk considerations. Even though these filings are annual, total firm, institutional plus retail position computations are now being performed monthly in order to achieve a better understanding of Advest’s risk/return profile. The establishment of improved management controls includes, as needed, the extension of Advest’s monitoring process to the security, product and trader departments firm wide. Advest’s institutional book of business, which represents the vast majority of its usual holdings, is typically monitored daily. Although value at risk models are sophisticated, they can be limited as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and the hedging requirement policy described previously.

Advest’s value at risk for each component of market risk and in total as at December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
	($ in thousands)
Interest rate risk	$486.0	$267.0	$236.0
Equity price risk	23.0	40.0	36.0
Diversification benefit	(8.0)	(17.0)	(20.0)

Total	$501.0	$290.0	$252.0

The potential future loss represented by the total value at risk falls within predetermined levels of loss that are not material to the Advest’s results of operations, financial condition or cash flows. In particular, a noted increase in the value at risk experienced in 2001 may be attributable to a year over year amplification in observable fixed income market volatility, in conjunction with the residual effects of the events of the September 11th terrorist attacks.

The value at risk estimate has limitations that should be considered in evaluating Advest’s potential future losses based on the year-end portfolio positions. Recent market conditions may result in statistical relationships that result in a higher value at risk than would be estimated from the same portfolio under different market conditions. In addition, a critical risk management strategy is the active management of portfolio levels to mitigate market risk. Advest’s market risk exposure will continue to change with changes in the portfolio and market conditions.

Non-trading Accounts

The following table shows the interest sensitivity of the non-trading assets, liabilities and financial instruments of Advest at December 31, 2001, based on their estimated maturity/repricing structure:

	Amount	Percent of Total	2002	2003	2004	2005	2006	After 2006
	($ in thousands, except percentages)
Interest-sensitive assets
Investment securities	$3,326	100.00%	$722	$141	$—	$—	$—	$2,463
Average interest rate	6.23%		6.33%	5.50%	—	—	—	6.25%

Total interest-sensitive assets	$3,326	100.00%	$722	$141	$—	$—	$—	2,463

Interest-sensitive liabilities
Other borrowings	$327,008	100.00%	$320,008	$7,000	$—	$—	$—
Average interest rate	4.19%		4.11%	7.95%	—	—	—	—

Total interest-sensitive liabilities	$327,008	100.00%	$320,008	$7,000	$—	$—	$—	$—

ITEM 8.    Financial Statements and Supplementary Data

The financial statements and other information required by this Item are contained in the financial statements and footnotes thereto in and following the “Index to Consolidated Financial Statements” on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2002 annual meeting of shareholders (the “Proxy Statement”) filed or to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption “Proposal 1. Election of Directors” and is incorporated herein by reference. Additional information called for by Item 10 is set forth in Item 1A hereof under the caption “Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information called for by Item 11 is set forth in the Proxy Statement under the captions “Executive Officer Compensation” and “Compensation of Directors” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

ITEM 14.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements.
see	Index to Consolidated Financial Statements included at page F-1 hereto.

(2)	Exhibits
(a)	The exhibits are listed in the Exhibit Index that begins in p. E-1.
(b)	Reports on Form 8-K.

        The following reports on Form 8-K were filed in the fourth quarter of 2001:

(1)	Current Report on Form 8-K filed with the SEC on November 14, 2001 (responding to Items 5 and 7 of Form 8-K).

(2)	Current Report on Form 8-K filed with the SEC on November 8, 2001 (responding to Items 5, 7 and 9 on Form 8-K).

(3)	Current Report on Form 8-K filed with the SEC on October 18, 2001 (responding to Items 5 and 7 of Form 8-K).

THE MONY GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
The MONY Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of The MONY Group Inc. and Subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York
February 7, 2002

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (Note 5)	$6,976.1	$6,693.0
Trading account securities, at market value	378.5	—
Securities pledged as collateral	345.5	—
Equity securities available-for-sale, at fair value (Note 5)	299.2	328.6
Mortgage loans on real estate (Note 6)	1,809.7	1,754.7
Policy loans	1,229.0	1,264.6
Other invested assets	347.5	312.0

	11,385.5	10,352.9
Cash and cash equivalents	441.0	869.6
Accrued investment income	192.9	189.0
Amounts due from reinsurers	595.8	598.0
Premiums receivable	11.1	10.9
Deferred policy acquisition costs (Note 8)	1,233.8	1,209.7
Securities borrowed	601.0	—
Receivable from brokerage customers, net	452.1	—
Other assets	893.5	549.4
Assets transferred in Group Pension Transaction (Note 11)	4,650.4	4,927.7
Separate account assets	5,195.2	5,868.1

Total assets	$25,652.3	$24,575.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$7,870.0	$7,794.5
Policyholders’ account balances	2,337.1	2,191.3
Other policyholders’ liabilities	281.1	295.9
Amounts due to reinsurers	74.6	85.6
Securities loaned	392.4	—
Securities sold, not yet purchased, at market value	539.2	—
Payable to brokerage customers	374.4	—
Accounts payable and other liabilities	867.8	578.7
Short term debt (Note 14)	320.0	52.3
Long term debt (Note 14)	578.8	571.1
Current federal income taxes payable	81.6	120.4
Deferred federal income taxes	104.3	84.1
Liabilities transferred in Group Pension Transaction (Note 11)	4,586.5	4,897.2
Separate account liabilities	5,192.3	5,865.3

Total liabilities	$23,600.1	$22,536.4
Commitments and contingencies (Note 16) Common stock, $0.01 par value; 400 million shares authorized; 51.2 and 47.2 million shares issued at December 31, 2001 and 2000 respectively; 48.1 and 46.1 million shares outstanding at December 31, 2001 and 2000, respectively	$0.5	$0.5
Capital in excess of par	1,760.3	1,616.3
Treasury stock at cost: 3,088,775 and 1,095,900 shares at December 31, 2001 and 2000, respectively	(104.7)	(33.0)
Retained earnings	359.3	442.2
Accumulated other comprehensive income	38.1	13.0
Unamortized restricted stock compensation	(1.3)	(0.1)

Total shareholders’ equity	2,052.2	2,038.9

Total liabilities and shareholders’ equity	$25,652.3	$24,575.3

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
	($ in millions)
Revenues:
Premiums	$695.3	$700.5	$717.1
Universal life and investment-type product policy fees	207.2	205.8	196.3
Net investment income (Note 4)	692.1	978.1	902.3
Net realized (losses) gains on investments (Note 4)	(12.3)	37.5	125.1
Group Pension Profits (Note 11)	30.7	37.1	63.0
Retail Brokerage and investment banking revenues	343.5	59.7	63.4
Other income	147.1	163.6	133.8

	2,103.6	2,182.3	2,201.0

Benefits and expenses:
Benefits to policyholders	814.7	787.8	787.1
Interest credited to policyholders’ account balances	110.5	110.6	115.5
Amortization of deferred policy acquisition costs	158.8	139.1	137.8
Dividends to policyholders	236.6	235.5	230.7
Other operating costs and expenses	876.4	513.2	547.3
Demutualization expenses	—	—	2.0

	2,197.0	1,786.2	1,820.4

(Loss) income before income taxes and extraordinary item	(93.4)	396.1	380.6
Income tax (benefit) expense	(32.6)	133.8	132.0

(Loss) income before extraordinary item	(60.8)	262.3	248.6
Extraordinary item (Note 3)	—	37.7	—

Net (loss) income	(60.8)	224.6	248.6
Other comprehensive income (loss), net (Note 4)	25.1	42.4	(181.8)

Comprehensive (loss) income	$(35.7)	$267.0	$66.8

	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999
	($ in millions, except share data and per share amounts)
(Loss) income before extraordinary item	$(60.8)	$262.3	$248.6

Basic (loss) earnings per share	$(1.25)	$5.64	$5.26

Diluted (loss) earnings per share	$(1.25)	$5.49	$5.20

Extraordinary Item	$—	$(37.7)	$—

Basic (loss) earnings from extraordinary item	$—	$(0.81)	$—

Diluted (loss) earnings per share from extraordinary item	$—	$(0.79)	$—

Net (loss) income	$(60.8)	$224.6	$248.6

Basic (loss) earnings per share	$(1.25)	$4.83	$5.26

Diluted (loss) earnings per share	$(1.25)	$4.70	$5.20

Share Data:
Weighted-average shares used in basic per share calculations	48,608,985	46,466,675	47,238,328
Plus: incremental shares from assumed conversion of dilutive securities (Note 3)	—	1,321,218	574,625

Weighted-average shares used in diluted per share calculations	48,608,985	47,787,893	47,812,953

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2001, 2000, and 1999

	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance, December 31, 1998	$0.5	$1,615.9	$—	$8.8	$152.4	$—	$1,777.6
Dividends Declared				(18.9)			(18.9)
Comprehensive income:
Net income				248.6			248.6
Other comprehensive income:
unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 4)					(181.8)		(181.8)

Comprehensive income/(loss)							66.8

Balance, December 31, 1999	0.5	1,615.9		238.5	(29.4)		1,825.5
Dividends Declared				(20.9)			(20.9)
Treasury stock, at cost			(33.0)				(33.0)
Unamortized restricted stock compensation						(0.1)	(0.1)
Issuance of stock		0.4					0.4
Comprehensive income:
Net income				224.6			224.6
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 4)					46.2		46.2
Minimum pension liability adjustment					(3.8)		(3.8)

Other comprehensive income					42.4		42.4
Comprehensive income/(loss)							267.0

Balance, December 31, 2000	0.5	1,616.3	(33.0)	442.2	13.0	(0.1)	2,038.9
Dividends Declared				(22.1)			(22.1)
Treasury stock, at cost			(71.7)				(71.7)
Unamortized restricted stock compensation						(1.2)	(1.2)
Issuance of stock		144.0					144.0
Comprehensive income:
Net loss				(60.8)			(60.8)
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 4)					36.6		36.6
Minimum pension liability adjustment					(11.5)		(11.5)

Other comprehensive income					25.1		25.1
Comprehensive income/(loss)							(35.7)

Balance, December 31, 2001	$0.5	$1,760.3	$(104.7)	$359.3	$38.1	$(1.3)	$2,052.2

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
	($ in millions)
Cash flows from operating activities (see Note 3):
Net (loss) income	$(60.8)	$224.6	$248.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest credited to policyholders’ account balances	92.0	99.9	111.9
Universal life and investment-type product policy fee income	(117.8)	(127.4)	(143.5)
Capitalization of deferred policy acquisition costs	(194.5)	(175.0)	(148.8)
Amortization of deferred policy acquisition costs	158.8	139.1	132.4
Provision for depreciation and amortization	85.6	32.9	32.4
Provision for deferred federal income taxes	(7.8)	63.4	57.5
Net realized losses (gains) on investments	12.3	(37.5)	(125.1)
Non-cash distributions from investments	52.9	(226.7)	(172.8)
Change in other assets and accounts payable and other liabilities	(28.3)	(64.7)	18.9
Change in future policy benefits	75.5	58.7	62.2
Change in other policyholders’ liabilities	(14.8)	10.6	17.0
Change in current federal income taxes payable	(38.8)	(42.5)	55.0
Extraordinary loss on extinguishment of debt	—	56.8	—

Net cash provided by operating activities	$14.3	$12.2	$145.7

Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturities securities	$1,283.7	$1,067.5	$1,256.1
Equity securities	39.9	514.2	328.2
Policy loans, net	35.7	3.6	1.4
Other invested assets	399.5	633.3	564.0
Acquisitions of investments:
Fixed maturities securities	(1,400.5)	(1,058.9)	(1,563.6)
Equity securities	(51.4)	(127.6)	(152.0)
Other invested assets	(551.8)	(542.0)	(569.6)
Other, net	—	(150.0)	60.3
Property and equipment, net	(45.5)	(54.8)	(22.5)
Acquisition of subsidiaries, net of cash acquired	(213.7)	—	—

Net cash (used in)/provided by investing activities	$(504.1)	$285.3	$(97.7)

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
	($ in millions)
Cash flows from financing activities:
Issuance of debt	$—	$568.8	$—
Repayments of debt	(0.1)	(301.3)	(84.8)
Receipts from annuity and universal life policies credited to policyholders’ account balances	1,150.9	2,287.0	1,874.0
Return of policyholders’ account balances on annuity policies and universal life policies	(979.3)	(2,305.9)	(1,896.6)
Issuance of common stock	0.2	0.2	—
Treasury stock	(88.5)	(33.0)	—
Dividends paid to shareholders	(22.0)	(20.9)	(18.9)
Payments to eligible policyholders	—	—	(8.0)

Net cash provided by/(used in) financing activities	61.2	194.9	(134.3)

Net (decrease)/increase in cash and cash equivalents	(428.6)	492.4	(86.3)
Cash and cash equivalents, beginning of year	869.6	377.2	463.5

Cash and cash equivalents, end of year	$441.0	$869.6	$377.2

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4.6	$93.3	$20.1
Interest	$85.2	$29.4	$20.3

Schedule of non-cash investing and financing activities:
Issuance of 3.9 million shares of common stock of The MONY Group Inc. shares to Advest Group Inc. in connection with acquisition transaction	$142.3	$—	$—
Issuance of 26.0 thousand shares of common stock of The MONY Group Inc. to PCP Benefit Plans, LTD. in connection with acquisition transaction	$1.0	$—	$—
Issuance of 0.5 million shares of common stock of The MONY Group Inc. to Lebenthal & Co., Inc. in connection with acquisition transaction	$16.7	$—	$—

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI/BOLI”) products, mutual funds, securities brokerage, asset management, business and estate planning, and trust and investment banking products and services. The Company distributes its products and services to individuals and institutional clients through a career agency sales force operated by its principal life insurance subsidiary and financial advisors and brokers of its securities broker-dealer and mutual fund subsidiaries (hereafter referred to as “Proprietary Distribution”). In addition, the Company distributes it products and services through what it defines as complementary distribution channels (“Complementary Distribution”), which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico and currently insures or provides other financial services to more than one million people.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”) (formerly known as The Mutual Life Insurance Company of New York) and The Advest Group, Inc. (“Advest”).

On November 16, 1998, pursuant to a plan of reorganization (the “Plan”), which was approved by the New York Insurance Department, The Mutual Life Insurance Company of New York (“MONY”) converted from a mutual insurance company to a stock life insurance company (the “Demutualization”) and became a wholly owned subsidiary of the MONY Group. In connection with the Plan, MONY established a closed block, as more fully discussed in Note 2, to fund the guaranteed benefits and dividends of certain participating insurance policies and eligible policyholders received cash, policy credits, or shares of MONY Group common stock in exchange for their membership interests in MONY.

MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corporation (“Trusted Advisors”), which distributes investment products and services through a network of independent certified public accountants, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY Life Insurance Company of the Americas, Ltd. (“MLICA”), which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

On January 31, 2001, the Company completed a merger in which it acquired all of the outstanding capital stock of Advest in exchange for approximately $308.2 million of consideration (including transaction and other acquisition related expenses of approximately $15.0 million) consisting of cash of approximately $165.9 million and 3.9 million shares of common stock of the MONY Group with a fair value of approximately $142.3 million. As a result of the merger, Advest became a wholly owned subsidiary of the MONY Group. Advest, through its principal operating subsidiaries Advest Inc., a securities broker-dealer, and Advest Bank and Trust Company, a federal savings bank, provides diversified financial services including securities brokerage, trading, investment banking, trust, and asset management services. Goodwill recorded in connection with the transaction approximated $151.3 million. In connection with the transaction, a retention program was established for certain Advest personnel, which is expected to cost, on a present value basis, approximately $45.0 million over the five-year period commencing from the date the transaction was consummated. In addition, a separate retention program was established for certain of Advest’s key management personnel that could result in total costs of approximately $15.0 million, depending upon the achievement of specified performance goals, over the two year period following the date the Advest acquisition was consummated.

On November 30, 2001, the Company acquired Lebenthal & Co. (“Lebenthal”), a New York based full service investment firm specializing in municipal bonds, in exchange for approximately $20.9 million of consideration (including transaction and other acquisition related expenses) consisting of cash of approximately $4.2 million and approximately 0.5 million shares of common stock of the MONY Group with a fair value of approximately $16.7 million. In addition to being widely known for its expertise in tax exempt municipal bond investing, Lebenthal also manages three open-end municipal bond mutual funds. Lebenthal distributes its products and services to a nationwide customer base through its staff of account executives. Goodwill recorded in connection with the transaction approximated $14.0 million. In connection with the transaction, a retention program was established for certain Lebenthal personnel, which is expected to cost, on a present value basis, approximately $2.6 million over a five-year period commencing from the date the transaction was consummated.

On January 1, 2001, the Company acquired Matrix Capital Markets Group Inc. and Matrix Private Equities, Inc. (together, “Matrix”), for $12.1 million in cash, plus the obligation to make certain contingent payments in the event that Matrix achieves

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain profit goals. Matrix primarily provides investment banking services to middle market companies. Goodwill recorded in connection with the transaction was approximately $11.1 million.

2.    The Closed Block:

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

The assets and liabilities allocated to the Closed Block are recorded in the Company’s financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the Plan Effective Date. The excess of the Closed Block liabilities over the Closed Block assets at the Plan Effective Date represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in the Company’s income over the period the policies and the contracts in the Closed Block remain in force.

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

3.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, and (iii) valuation allowances for mortgage loans, and impairment writedowns for other invested assets, and (iv) litigation, contingencies and restructuring charges. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and those partnerships in which the Company has a majority voting interest. All significant intercompany accounts and transactions have been eliminated.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Investments and Realized Gains and Losses

The Company’s fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. The Company’s equity securities are comprised of investments in common stocks and limited partnership interests. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. The Company’s investments in limited partnership interests are accounted for in accordance with the equity method of accounting or the cost method of accounting depending upon the Company’s percentage of ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company’s ownership interest exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company’s ownership interest exceeded 20 percent. In all other circumstances the Company accounts for its investments in limited partnership interests in accordance with the cost method. Unrealized gains and losses on fixed maturity securities and common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of all fixed maturity securities and common stock is adjusted for impairments in value deemed to be other than temporary. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

Advest’s trading securities and securities sold, not yet purchased are valued at market value with unrealized gains and losses reflected in current period Retail brokerage and investment banking revenues. Periodically, Advest receives stock warrants in connection with its investment banking activities. Warrants are carried at their fair value which is determined using the Black-Scholes model or another standard option valuation technique. The value of such warrants and changes therein are reflected in earnings.

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

Real estate held for investment, as well as related improvements, are reported as other invested assets, and are generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset, which may range from 5 to 40 years. Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate to be disposed of is reported at the lower of its current carrying value or estimated fair value less estimated sales costs. Changes in reported values relating to real estate to be disposed of and impairments of real estate held for investment are reported as realized gains or losses on investments.

Policy loans are carried at their unpaid principal balances. Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments with an original maturity of three months or less.

Collateralized Financing Transactions

Securities loaned and borrowed are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral received or advanced. The fee received or paid by the Company is recorded as interest revenue or expense and is reflected in retail brokerage and investment banking revenues and other operating costs and expenses, respectively, in the consolidated statement of income. The initial collateral advanced or received has a higher market value than the underlying securities. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

The Company utilizes short-term repurchase agreements as supplementary short-term financing and delivers U.S. Treasury securities as collateral for cash received. These repurchase agreements are accounted for as collateralized financings. The fee paid by the Company is recorded as interest expense. The Company monitors the market value of securities transferred on a daily basis, and obtains additional collateral as necessary.

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances. Revenue from these types of products consists of amounts assessed during the period against policyholders’ account balances for policy administration charges, cost of insurance and surrender charges, and mortality and expense charges on variable contracts. Policy benefits charged to expense include benefit claims incurred in the period in excess of the related policyholders’ account balance.

Receivables From and Payables to Brokerage Customers

Receivables from and payables to brokerage customers arise from cash and margin transactions executed by Advest on customers’ behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. Included in payables to brokerage customers are free credit balances of $315.0 million as of December 31, 2001. Advest pays interest on customers’ credit balances when they indicate that the funds are for reinvestment purposes.

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

For participating traditional life policies, DAC is amortized over the expected life of the contracts (30 years) as a constant percentage based on the present value of estimated gross margins expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2001, the expected investment yield for the Closed Block was 7.29% for the year 2001 with subsequent years grading down to an ultimate aggregate yield of 7.12% in the year 2013. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.

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

The Company conducts programs from time to time that allow annuity contractholders to exchange older annuity contracts for new annuity products at no cost. The Company has determined that the old and new products are substantially similar and, as such, the Company retains previously recorded DAC related to the exchanged contract.

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

Future Policy Benefits and Policyholders’ Account Balances

Future policy benefit liabilities for participating traditional life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Dividend fund interest assumptions range from percent to percent.

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for universal life products was approximately 5.9%, 5.9% and 5.6% for the years ended December 31, 2001, 2000, and 1999, respectively. The weighted average interest crediting rate for investment-type products was approximately 4.5%, 4.9% and 5.1% for the years ended December 31, 2001, 2000, and 1999, respectively.

Dividends to Policyholders

Dividends to policyholders, which are substantially all on the Closed Block Business (see Note 2) are determined annually by the Board of Directors of MONY Life. The aggregate amount of policyholders’ dividends is related to actual interest, mortality and morbidity for the year.

Participating Business

At December 31, 2001 and 2000, participating business, substantially all of which is in the Closed Block, represented approximately 46.0% and 53.3% of the Company’s life insurance in force, and 73.7% and 74.4% of the number of life insurance policies in force, respectively. For each of the years ended December 31, 2001 and 2000, and 1999 participating business, represented approximately 83.5% and 91.6%, and 95.9%, respectively, of life insurance premiums.

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

In determining whether a reinsurance contract qualifies for reinsurance accounting, Statement of Financial Accounting Standards (“SFAS”) No. 113 “Accounting and reporting for reinsurance of short-duration and long-duration contracts” requires that there be a “reasonable possibility” that the reinsurer may realize a “significant loss” from assuming insurance risk under the contract. In making this assessment, the Company projects the results of the policies reinsured under the contract under various scenarios and assesses the probability of such results actually occurring. The projected results represent the present value of all the cash flows under the reinsurance contract. The Company generally defines a “reasonable possibility” as having a probability of at least 10%. In assessing whether the projected results of the reinsured business constitute a “significant loss”, the Company considers: (i) the ratio of the aggregate projected loss, discounted at an appropriate rate of interest (the “aggregate projected loss”), to an estimate of the reinsurer’s investment in the contract, as hereafter defined, and (ii) the ratio of the aggregate projected loss to an estimate of the total premiums to be received by the reinsurer under the contract discounted at an appropriate rate of interest.

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

Consolidated Statements of Cash Flows — Non-cash Transactions

For the years ended December 31, 2001, 2000, and 1999, respectively, real estate of $18.0 million, $0.5 million, and $27.0 million was acquired in satisfaction of debt. At December 31, 2001 and 2000, the Company owned real estate acquired in

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfaction of debt of $44.3 million and $41.5 million, respectively. Other non-cash transactions, which are reflected in the statement of cash flows as a reconciling item from net income to net cash provided by operating activities, consisted primarily of stock distributions from the Company’s partnership investments and payment-in-kind for interest due on certain fixed maturity securities. Non-cash financing activity consisted of the issuance of stock in connection with the acquisitions of Advest and Lebenthal.

Extraordinary Item Repurchase of Surplus Notes

For the year ended December 31, 2000, the Company reported an extraordinary charge of $37.7 million after tax ($58.1 million pre-tax). The charge in 2000 represents the cost incurred by the Company in connection with the repurchase of the $115.0 million face amount 9.5% coupon surplus notes, and $123.0 million face amount of its $125.0 million face amount 11.25% coupon surplus notes that were outstanding at December 31, 1999.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the year. Diluted earnings per share amounts are computed the same as in the calculations of basic earnings per share amounts, except that such calculations assume, if dilutive, the exercise of the warrants, which are discussed below, and the exercise of employee stock options at the beginning of the periods presented in accordance with the Treasury Stock Method. In addition, the weighted average common shares outstanding during the year used to calculate diluted earnings per share includes restricted shares that would be issuable if the end of the reporting period were the end of the contingency period (see Note 19).

In connection with an investment in the MONY Group made on December 30, 1997 by affiliates of Goldman, Sachs & Co. (the “Investors”), the Investors received warrants to purchase in the aggregate 7.0% of the fully diluted common stock of MONY Group as of the first date following such effectiveness on which shares of Common Stock were first issued to Eligible Policyholders (December 24, 1998).

Incremental shares totaling 1,333,745 from assumed conversions of dilutive securities were not included in the computation of per share amounts for the year ended December 31, 2001, because to do so would be antidilutive.

New Accounting Pronouncements

On January 1, 2001 the Company adopted FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. The Company’s use of derivative instruments is not significant and accordingly, adoption of the standard did not have a material effect on the Company’s earnings or financial position.

On January 1, 2001, the Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies for Certain Long-Duration Participating Contracts” (SOP 00-3). SOP 00-3 requires, among other things, that Closed Block assets, liabilities, revenues, and expenses should be displayed in financial statements combined with all other assets, liabilities, revenues, and expenses outside the Closed Block. The guidance in SOP 00-3 requires restatement of financial statements presented for years prior to its issuance. Accordingly, the consolidated balance sheet of the Company as of December 31, 2000 and the related consolidated statements of income and comprehensive income for the years ended December 31, 2000 and 1999 have been restated to conform to the presentation required by SOP 00-3.

On January 1, 2001 the Company adopted FASB SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125.” SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities, and the extinguishment of liabilities. Adoption of the new requirements did not have a material effect on the Company’s earnings or financial position.

In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase method of accounting, abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. All of the Company’s past business combinations have been accounted for under the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement has no material effect on the financial position or earnings of the Company.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. This Statement provides specific guidance for testing the impairment of goodwill and intangible assets. This statement is effective for fiscal years beginning after December 15, 2001. As a result of adopting this statement, the Company will no longer recognize goodwill amortization of approximately $12 million on an annualized basis. In addition, the Company does not expect to recognize any impairment of goodwill upon adoption of this statement.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 retains many of the same provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statements of income and comprehensive income. The Company has real estate held for sale, included in “Other assets,” that meet the definition of a component of the entity. Accordingly, beginning January 1, 2002, the Company will report results from operations for real estate held for sale as discontinued operations. Pre-tax income from real estate held for sale recorded for the years ended December 31, 2001 and 2000, was approximately $6.8 million and $17.4 million, respectively.

4.    Investment Income, Trading Gains (Losses), Realized and Unrealized Investment Gains (Losses), and Comprehensive Income:

Net investment income for the years ended December 31, 2001, 2000 and 1999 was derived from the following sources:

	2001	2000	1999
	($ in millions)
Net Investment Income
Fixed maturities	$492.5	$495.4	$477.7
Equity securities	(33.9)	239.4	194.2
Mortgage loans	139.8	144.3	127.7
Other investments (including cash and short-term)	139.7	144.1	138.2

Total investment income	738.1	1,023.2	937.8
Investment expenses	46.0	45.1	35.5

Net investment income	$692.1	$978.1	$902.3

Net realized gains (losses) on investments for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:
	2001	2000	1999
	($ in millions)
Net Realized Gains (Losses) on Investments
Fixed maturities	$(2.6)	$(30.1)	$(8.6)
Equity securities	(7.8)	21.5	76.0
Mortgage loans	9.3	19.8	0.8
Other invested assets	(11.2)	26.3	56.9

Net realized gains (losses) on investments	$(12.3)	$37.5	$125.1

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the change in unrealized investment gains (losses), net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 8), which are reflected in Accumulated Other Comprehensive Income for the periods presented. The net change in unrealized investment gains (losses) and the change in the Company’s minimum pension liability represent the only components of other comprehensive income for the years ended December 31, 2001, 2000 and 1999 as presented below:

	2001	2000	1999
	($ in millions)
Other Comprehensive Income
Change in unrealized gains (losses):
Fixed maturities	$156.7	$196.7	$(458.9)
Equity securities	(3.4)	(59.9)	(25.3)
Other	0.0	0.0	(3.6)

Subtotal	153.3	136.8	(487.8)
AEGON Portfolio (See Note 11)	31.0	20.6	(77.9)

Subtotal	184.3	157.4	(565.7)
Effect on unrealized gains (losses) on investments attributable to:
DAC	(30.3)	(93.1)	241.6
Deferred federal income taxes	(48.2)	(20.6)	114.1
Net unrealized gains (losses) and DAC transferred to the Closed Block	(69.2)	2.5	28.2

Change in unrealized gains (losses) on investments, net	36.6	46.2	(181.8)
Minimum pension liability adjustment	(11.5)	(3.8)	—

Other comprehensive income	$25.1	$42.4	$(181.8)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2001, 2000, and 1999 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2001	2000	1999
	($ in millions)
Reclassification Adjustments
Unrealized gains (losses) on investments	$34.6	$48.6	$(135.3)
Reclassification adjustment for gains included in net income	(9.5)	(6.2)	(46.5)

Unrealized gains (losses) on investments, net of reclassification adjustments	$25.1	$42.4	$(181.8)

Unrealized gains (losses) on investments, (excluding net unrealized gains (losses) and DAC on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2001, 2000 and 1999 are net of income tax expense (benefit) of $43.2 million, $17.2 million, and $(139.2) million, respectively, and $(32.1) million, $(95.5) million, and $242.2 million, respectively, relating to the effect of such unrealized gains (losses) on DAC.

Reclassification adjustments, (excluding net unrealized gains (losses) and DAC on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2001, 2000 and 1999 are net of income tax expense of $5.1 million, $3.3 million and $25.1 million, respectively, and $1.8 million, $2.5 million and $(0.4) million, respectively, relating to the effect of such amounts on DAC.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Fixed Maturity and Equity Securities:

Fixed Maturity Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2001 and 2000 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2001	2000	2001	2000	2001	2000	2001	2000
	($ in millions)
US Treasury securities and Obligations of US Government agencies	$309.8	$171.6	$14.8	$6.7	$0.5	$0.3	$324.1	$178.1
Collateralized mortgage obligations:
Government agency-backed	248.9	310.9	5.8	2.5	0.4	1.6	254.3	311.8
Non-agency backed	109.4	136.7	4.8	3.3	0.0	0.3	114.2	139.7
Other asset-backed securities:
Government agency-backed	18.4	25.8	0.7	0.5	0.0	0.2	19.1	26.1
Non-agency backed	397.9	505.9	14.2	7.0	6.3	8.2	405.8	504.7
Foreign governments	37.0	28.4	4.0	1.5	0.9	0.5	40.1	29.4
Utilities	551.3	635.2	16.9	13.4	4.6	11.1	563.6	637.5
Corporate bonds	5,100.9	4,860.8	158.9	82.6	61.6	103.5	5,198.2	4,839.9

Total bonds	6,773.6	6,675.3	220.1	117.5	74.3	125.7	6,919.4	6,667.2
Redeemable preferred stocks	55.6	27.4	1.2	0.0	0.1	1.6	56.7	25.8

Total	$6,829.2	$6,702.7	$221.3	$117.5	$74.4	$127.3	$6,976.1	$6,693.0

The carrying value of the Company’s fixed maturity securities available-for-sale at December 31, 2001 and 2000 is net of adjustments for impairments in value deemed to be other than temporary of $48.2 million and $27.5 million, respectively.

At December 31, 2001 and 2000, there was $0.0 million and $1.6 million, respectively, of fixed maturity securities which had been non-income producing for the twelve months preceding such dates.

The Company classifies fixed maturity securities available-for-sale which (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or (iv) are deemed to have other than temporary impairments to value as “problem fixed maturity securities.” At December 31, 2001 and 2000, the carrying value of problem fixed maturities held by the Company was $66.7 million and $54.1 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2001 and 2000, the carrying value of potential problem fixed maturities held by the Company was $16.1 million and $6.6 million, respectively. In addition, at December 31, 2001 and 2000, the Company had no fixed maturity securities which had been restructured.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2001, are as follows:

	2001
	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$346.1	$354.9
Due after one year through five years	1,996.8	2,071.2
Due after five years through ten years	2,480.2	2,527.4
Due after ten years	939.0	934.6

Subtotal	5,762.1	5,888.1
Mortgage- and asset-backed securities	1,067.1	1,088.0

Total	$6,829.2	$6,976.1

Fixed maturity securities available-for-sale that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of fixed maturity securities available-for-sale during 2001, 2000 and 1999 were $484.3 million, $441.3 million and $632.8 million, respectively. Gross gains of $21.4 million, $7.2 million, and $6.9 million and gross losses of $8.3 million, $16.3 million, and $19.4 million were realized on these sales, in 2001, 2000 and 1999, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Securities

The cost, gross unrealized gains and losses, and estimated fair value of marketable and non-marketable equity securities at December 31, 2001 and 2000 are as follows:

	Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2001	2000	2001	2000	2001	2000	2001	2000
	($ in millions)
Marketable equity securities	$69.0	$40.1	$6.2	$6.7	$6.9	$2.2	$68.4	$44.6
Nonmarketable equity securities	220.7	226.2	31.0	63.6	20.8	5.8	230.8	284.0

	$289.7	$266.3	$37.2	$70.3	$27.7	$8.0	$299.2	$328.6

Proceeds from sales of equity securities during 2001, 2000 and 1999 were $31.0 million, $499.2 million and $302.7 million, respectively. Gross gains of $3.1 million, $81.2 million and $90.0 million and gross losses of $9.5 million, $57.8 million and $12.4 million were realized on these sales, during 2001, 2000, and 1999, respectively.

6.    Mortgage Loans on Real Estate:

Mortgage loans on real estate at December 31, 2001 and 2000 consist of the following:

	2001	2000
	($ in millions)
Commercial and residential mortgage loans	$1,533.6	$1,473.4
Agricultural mortgage loans	304.6	313.5

Total loans	1,838.2	1,786.9
Less: valuation allowances	(28.5)	(32.2)

Mortgage loans, net of valuation allowances	$1,809.7	$1,754.7

An analysis of the valuation allowances for 2001, 2000 and 1999 is as follows:

	2001	2000	1999
	($ in millions)
Balance, beginning of year	$32.2	$37.3	$46.8
(Decrease)/increase in allowance	(0.8)	(4.9)	3.7
Reduction due to pay downs and pay offs	(0.2)	(0.2)	(1.3)
Transfers to real estate	(2.7)	—	(11.9)

Balance, end of year	$28.5	$32.2	$37.3

Impaired mortgage loans along with related valuation allowances as of December 31, 2001 and 2000 are as follows:

	2001	2000
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$93.5	$132.9
Loans that do not have valuation allowances	85.2	65.1

Subtotal	178.7	198.0
Valuation allowances	(18.4)	(22.6)

Impaired mortgage loans, net of valuation allowances	$160.3	$175.4

During 2001, 2000, and 1999, the Company recognized $12.8 million, $19.5 million, and $19.8 million, respectively, of interest income on impaired loans (also see Note 18).

At December 31, 2001 and 2000, the carrying value of mortgage loans which were non-income producing for the twelve months preceding such dates was $22.0 million and $13.3 million, respectively.

At December 31, 2001 and 2000, the Company had restructured mortgage loans of $66.3 million and $85.7 million, respectively. Interest income of $4.3 million, $6.8 million and $10.6 million was recognized on restructured mortgage loans in 2001, 2000, and 1999, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $7.2 million, $9.5 million, and $15.7 million in 2001, 2000 and 1999, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Segment Information:

For management and reporting purposes, the Company’s business is organized in three principal operating segments, the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. The Company formed the Retail Brokerage and Investment Banking segment in 2001 in connection with its acquisitions of Advest and Matrix. In addition to these companies, this segment includes the revenues, expenses, assets and liabilities of MSC, which was reported in the Company’s Other Products segment prior to 2001. Accordingly, segment disclosures for years prior to 2001 have been restated to conform to the current period presentation. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment.

Products comprising the Protection Products segment primarily include a wide range of insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor whole life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits derived therefrom (see Note 11) and (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto (see Note 18).

The Accumulation Products segment primarily includes flexible premium variable annuities, single premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, Matrix and MSC. Advest provides diversified financial services including securities brokerage, trading, investment banking, trust, and asset management services. Matrix is a middle market investment bank specializing in merger and acquisition services for a middle market client base. MSC is a securities broker dealer that transacts customer trades primarily in securities and mutual funds. In addition to selling the Company’s Protection and Accumulation Products, MSC provides the Company’s career agency distribution system access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities).

The Company’s Other Products segment primarily consists of an insurance brokerage operation and certain lines of insurance business no longer written by the Company (the “run-off businesses”). The insurance brokerage operation provides the Company’s career agency sales force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run off businesses primarily consist of group life and health business as well as group pension business that was not included in the Group Pension Transaction (see Note 11).

Segment Summary Financial Information

	2001(3)(5)	2000(6)	1999(7)
	($ in millions)
Premiums:
Protection Products	$675.5	$685.7	$702.8
Accumulation Products	5.3	1.3	0.9
Other Products	14.5	13.5	13.4

	$695.3	$700.5	$717.1

Universal life and investment-type product policy fees:
Protection Products	$151.6	$134.8	$122.3
Accumulation Products	54.7	70.0	73.3
Other Products	0.9	1.0	0.7

	$207.2	$205.8	$196.3

Net investment income and net realized gains (losses) on investments:
Protection Products	$559.4	$796.7	$823.1
Accumulation Products	68.6	124.9	132.4
Retail Brokerage and Investment Banking	7.8	0.5	0.1
Other Products	18.0	68.4	69.5
Reconciling amounts(4)	26.0	25.1	2.3

	$679.8	$1,015.6	$1,027.4

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
	2001(3)(5)	2000(6)	1999(7)
	($ in millions)
Other income:
Protection Products	$46.8	$57.7	$79.6
Accumulation Products	107.4	120.2	95.1
Retail Brokerage and Investment Banking	343.5	59.7	63.4
Other Products	15.5	17.7	17.3
Reconciling amounts	8.1	5.1	4.8

	$521.3	$260.4	$260.2

Amortization of deferred policy acquisition costs:
Protection Products	$115.7	$110.8	$107.1
Accumulation Products	26.1	28.3	30.7
Reconciling amounts	17.0	0.0	0.0

	$158.8	$139.1	$137.8

Benefits to policyholders:(1)
Protection Products	$815.1	$791.1	$790.7
Accumulation Products	75.4	68.2	73.7
Other Products	29.2	31.5	33.7
Reconciling amounts	5.5	7.6	4.5

	$925.2	$898.4	$902.6

Other operating costs and expenses:
Protection Products	$245.5	$262.2	$287.5
Accumulation Products	127.2	120.0	105.7
Retail Brokerage and Investment Banking	371.3	63.2	61.7
Other Products	39.8	37.1	32.0
Reconciling amounts	92.6	30.7	62.4

	$876.4	$513.2	$549.3

Income before income taxes:
Protection Products	$23.1	$278.1	$315.0
Accumulation Products	5.7	98.4	89.6
Retail Brokerage and Investment Banking	(20.0)	(3.1)	1.8
Other Products	(21.2)	30.8	34.0
Reconciling amounts	(81.0)	(8.1)	(59.8)

	$(93.4)	$396.1	$380.6

Assets:
Protection Products	$16,188.1	$16,239.0	$16,164.5
Accumulation Products	5,077.7	5,593.5	6,175.0
Retail Brokerage and Investment Banking	1,101.3	9.7	—
Other Products	1,116.1	1,051.0	1,187.6
Reconciling amounts	2,169.1	1,682.0	1,209.2

	$25,652.3	$24,575.2	$24,736.3

Deferred policy acquisition costs:
Protection Products	$1,087.0	$1,064.3	$1,094.9
Accumulation Products	146.8	145.4	153.3

	$1,233.8	$1,209.7	$1,248.2

Policyholders’ liabilities:
Protection Products	$10,366.5	$10,290.7	$10,231.7
Accumulation Products	1,142.5	1,060.0	1,236.3
Other Products	361.7	381.4	418.9
Reconciling amounts	16.3	17.7	17.4

	$11,887.0	$11,749.8	$11,904.3

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999
	($ in millions)
Separate account liabilities:(2)
Protection Products	$3,783.7	$3,939.5	$3,843.5
Accumulation Products	3,464.3	4,072.9	4,548.9
Other Products	429.7	499.5	604.2
Reconciling amounts	694.1	770.1	832.3

	$8,371.8	$9,282.0	$9,828.9

(1)	Includes interest credited to policyholders’ account balances.

(2)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.

(3)	See Note 22 for details regarding the allocation of Reorganization and Other Charges to segments.

(4)	Includes interest income related to intercompany surplus notes. Interest expense is included as a reconciling amount.

(5)
Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group and (iii) a one-time reorganization charge in 2001 of $56.8 million pretax relating to the Company’s reorganization. See “Reorganization and Other Charges”.

(6)	Amounts reported as “reconciling” in 2000 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans and (ii) revenues and expenses of the MONY Group.

(7)
Amounts reported as “reconciling” in 1999 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group (iii) a one-time restructuring charge in 1999 of $59.7 million pretax relating to the Company’s early retirement program, and (iv) demutualization expenses in 1999.

Substantially all of the Company’s revenues are derived in the United States. Revenue derived from outside the United States is not material and revenue derived from any single customer does not exceed 10 percent of total consolidated revenues.

Following is a summary of revenues by product for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
	($ in millions)
Premiums:
Individual life	$675.1	$685.2	$702.7
Disability income insurance	0.4	0.5	0.6
Group insurance	14.5	13.5	13.4
Other	5.3	1.3	0.4

Total	$695.3	$700.5	$717.1

Universal life and investment-type product policy fees:
Universal life	$68.8	$69.0	$73.2
Variable universal life	73.4	54.7	37.6
Group universal life	9.4	11.1	11.5
Individual variable annuities	54.7	69.7	72.8
Individual fixed annuities	0.9	1.3	1.2

Total	$207.2	$205.8	$196.3

8.    Deferred Policy Acquisition Costs:

Policy acquisition costs deferred and amortized in 2001, 2000, and 1999 are as follows:

	2001	2000	1999
	($ in millions)
Balance, beginning of the year	$1,209.7	$1,248.2	$994.3
Costs deferred during the year	209.1	190.8	154.3
Amortized to expense during the year	(158.8)	(139.0)	(137.8)
Effect on DAC from unrealized (gains) losses	(26.2)	(90.3)	237.4

Balance, end of the year	$1,233.8	$1,209.7	$1,248.2

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Pension Plans and Other Postretirement Benefits:

Pension Plans

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

During 2000, the Company amended its Qualified Pension plan which increased certain benefit liabilities payable thereunder. The amendment resulted in an increase of $1.8 million in the plan’s projected benefit obligation.

The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, private placement debt securities and bonds. At December 31, 2001 and 2000, $415.3 million and $466.4 million, respectively, were invested in the MONY Pooled Accounts. Benefits of $27.9 million, $33.9 million and $40.4 million were paid by this plan for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company also sponsors a non-qualified employee excess pension plan, which provides both defined benefits and defined contribution accruals in excess of Internal Revenue Service limits to certain employees. The benefits are based on years of service and the employees final average annual compensation. Pension benefits are paid from the Company’s general account.

Postretirement Benefits

The Company provides certain health care and life insurance benefits for retired employees and field underwriters. The Company amortizes its postretirement transition obligation over a period of twenty years.

Assumed health care cost trend rates typically have a significant effect on the amounts reported for health care plans, however, under the Company’s postretirement healthcare plan, there is a per capita limit on the Company’s healthcare costs. As a result, a one-percentage point change in the assumed healthcare cost trend rates would have an immaterial affect on amounts reported.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company’s qualified and non-qualified defined benefit pension plans and other benefits which represents the Company’s postretirement benefit obligation:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$386.1	$373.3	$103.9	$97.7
Service cost	8.3	6.1	1.5	1.2
Interest cost	30.9	29.4	7.2	7.3
Curtailment gain	—	(2.0)	—	—
Termination benefits	—	—	—	—
Plan amendment	1.8	—	—	—
Actuarial loss	25.8	18.9	0.5	5.8
Benefits paid	(41.4)	(39.6)	(8.4)	(8.1)

Benefit obligation at end of year	411.5	386.1	104.7	103.9

Change in plan assets:
Fair value of plan assets at beginning of year	$469.9	$498.0	—	$—
Actual return on plan assets	(20.5)	9.1	—	—
Employer contribution	13.5	8.6	8.4	8.1
Benefits and expenses paid	(43.4)	(45.8)	(8.4)	(8.1)

Fair value of plan assets at end of year	419.5	469.9	—	—

Funded status	8.0	83.8	(103.7)	(103.9)
Unrecognized actuarial loss	98.4	5.8	12.1	12.6
Unamortized transition obligation	2.1	(5.5)	33.6	36.7
Unrecognized prior service cost	(11.4)	(14.0)	(0.8)	(0.9)

Net amount recognized	$97.1	$70.1	$(58.8)	$(55.5)

Amounts recognized in the statement of financial position consist of the following:
Prepaid benefit cost	$145.4	$123.0	$—	$—
Accrued benefit liability	(48.3)	(52.9)	(58.8)	(55.5)
Intangible asset	2.1	2.4	—	—
Accumulated other comprehensive income	(2.1)	(2.4)	—	—

Net amount recognized	$97.1	$70.1	$(58.8)	$(55.5)

The Company’s qualified plan had assets of $419.5 million and $469.9 million at December 31, 2001 and 2000, respectively. The projected benefit obligation and accumulated benefit obligation for the qualified plan were $343.5 million and $310.6 million at December 31, 2001 and $318.3 million and $292.2 million at December 31, 2000, respectively.

The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plan, which is unfunded, were $68.0 million and $65.6 million at December 31, 2001 and $67.8 million and $59.0 million at December 31, 2000, respectively.

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Weighted-average assumptions as of December 31:
Discount rate	7.3%	7.5%	8.0%	0.0%	7.5%	8.0%
Expected return on plan assets	10.0%	10.0%	10.0%	0.0%	0.0%	0.0%
Rate of compensation increase(1)	0.0%	5.0%	5.0%	0.0%	5.0%	5.0%

(1)
No benefits bearing incentive compensation is assumed for 2002. Otherwise benefits bearing compensation is assumed to increase by 4% for all participants eligible for incentive compensation and by 5% for all others. Benefits bearing incentive compensation for the top four officers is assumed to be 5% of base salary after 2002.

For measurement purposes, a 10% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 6% percent for 2010 and remain at that level thereafter.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost for the pension and other post-retirement plans are as follows:

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
	($ in millions)
Components of net periodic benefit cost
Service cost	$8.3	$6.1	$11.7	$1.5	$1.2	$2.0
Interest cost	30.9	29.4	27.3	7.2	6.5	7.2
Expected return on plan assets	(45.5)	(46.9)	(44.2)	—	—	—
Amortization of prior service cost	(0.8)	(1.5)	(0.8)	(0.2)	(0.1)	(0.1)
Curtailment gain	—	(2.0)	(3.8)	—	—	—
Special termination benefits	—	—	50.0	—	—	—
Recognized net actuarial loss/(gain)	1.1	(0.2)	—	—	—	1.1
Amortization of transition items	(7.5)	(7.9)	(7.5)	3.1	3.1	3.1

Net periodic benefit cost	$(13.5)	$(23.0)	$32.7	$11.6	$10.7	$13.3

The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. At December 31, 2001 and 2000, the fair value of plan assets was $198.9 million and $231.2 million, respectively. For the years ended December 31, 2001, 2000, and 1999, the Company contributed $3.2 million, $3.2 million and $3.1 million to the plan, respectively, which amounts are reflected in Other Operating Costs and Expenses.

The Company has a non-qualified defined contribution plan, which is unfunded. The non-qualified defined contribution plan projected benefit obligation which equaled the accumulated benefit obligation was $59.5 million and $61.0 million as of December 31, 2001 and 2000, respectively. The non-qualified defined contribution plan’s net periodic expense was $(0.2) million, $7.2 million and $9.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company also has incentive savings plans in which substantially all employees and career field underwriters are eligible to participate. The Company matches field underwriter contributions up to 2% of eligible compensation and may also make an additional profit sharing contribution for non-officer employees. As with the employee excess plan, the Company also sponsors non–qualified excess defined contribution plans for both the field underwriter retirement plan and the incentive savings plan for field underwriters.

10.    Income Taxes:

The Company files a consolidated income tax return with its life and non-life affiliates, except Sagamore Financial Corporation and its subsidiaries.

Income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the income tax (benefit)/expense is presented below:

	2001	2000	1999
	($ in millions)
Income tax (benefit) expense:
Current	$(22.2)	$81.1	$74.5
Deferred	(10.4)	52.7	57.5

Income tax (benefit) expense before extraordinary item	(32.6)	133.8	132.0
Extraordinary item	—	(20.3)	—

Total	$(32.6)	$113.5	$132.0

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes reported in the consolidated statements of income are different from the amounts determined by multiplying the earnings before income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

	2001	2000	1999
	($ in millions)
Tax at statutory rate	$(32.7)	$138.6	$133.9
Dividends received deduction	—	(2.5)	(1.7)
Goodwill	6.0	—	—
Tax Return to provision differences	(4.0)	—	—
Tax Accruals	(3.2)	—	—
Meals & Entertainment	1.3	—	—
Other	—	(2.3)	(0.2)

Federal Income tax (benefit) expense before extraordinary item	(32.6)	133.8	132.0
Extraordinary item	—	(20.3)	—

Provision for income taxes	$(32.6)	$113.5	$132.0

The Company’s income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due with respect to open years.

The components of deferred tax liabilities and assets at December 31, 2001 and 2000 are reported in Accounts Payable and Other Liabilities in the balance sheet and are as follows:

	2001	2000
	($ in millions)
Deferred policy acquisition costs	$191.1	$163.3
Fixed maturities and equity securities	56.2	25.3
Other, net(1)	68.7	67.8
Nonlife subsidiaries	(9.7)	17.2

Total deferred tax liabilities	306.3	273.6

Policyholder and separate account liabilities	112.8	129.7
Accrued expenses	19.2	48.6
Deferred compensation and benefits	66.7	38.2
Real estate and mortgages	48.9	(2.3)

Total deferred tax assets	247.6	214.2

Net deferred tax liability	$(58.7)	$(59.4)

(1)	Includes $10.9 million and $10.7 million at December 31, 2001 and 2000 of deferred taxes relating to net unrealized gains on fixed maturity securities in the AEGON Portfolio (see Note 11).

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

11.    The Group Pension Transaction:

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

Pursuant to the Agreement, the Company receives from AUSA: (i) payments on an annual basis through December 31, 2002 (the “Group Pension Payments”) equal to all of the earnings from the Existing Deposits, (ii) a final payment (the “Final Value Payment”) at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the “New Business Growth Payment”) at December 31, 2002 based on new business growth subsequent to the Transaction Date. However, the level of new business growth necessary for the Company to receive the New Business Growth Payment makes it unlikely that the Company will ever receive any such payment.

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

Operating losses reported in any annual period pursuant to the Earnings Formula are carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 will be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remains, it will be applied (as provided for in the Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes. The Company expects to record income in the fourth quarter of 2002 of approximately $55.0 million to the Final Value Payment, as defined in the Agreement.

For the years ended December 31, 2001, 2000 and 1999, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $27.4 million, $26.9 million, and $35.7 million, respectively, and the Company recorded Group Pension Profits of $30.7 million, $37.1 million and $63.0 million, respectively. In addition, the Company earned $12.8 million of interest income on the Notes in each of the aforementioned years.

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

	As of December 31,
	2001	2000
	($ in millions)
Assets:
General Account
Fixed maturities: available for sale, at estimated fair value (amortized cost; $1,371.2 and $1,420.8, respectively)	$1,400.5	$1,419.0
Mortgage loans on real estate	26.5	47.5
Cash and cash equivalents	19.4	18.5
Accrued investment income	24.5	26.0

Total general account assets	1,470.9	1,511.0
Separate account assets	3,179.5	3,416.7

Total assets	$4,650.4	$4,927.7

Liabilities:
General liabilities account(1)
Policyholders’ account balances	$1,398.8	$1,468.1
Other liabilities	8.2	12.2

Total general account liabilities	1,407.0	1,480.3
Separate account liabilities(2)	3,179.5	3,416.7

Total liabilities	$4,586.5	$4,897.0

(1)
Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $71.2 million and $74.2 million as of December 31, 2001 and 2000, respectively.

(2)
Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $11.8 million and $14.7 million as of December 31, 2001 and 2000, respectively.

	For the Year Ended December 31,
	2001	2000	1999
	($ in millions)
Revenues:
Product policy fees	$19.6	$26.3	$24.0
Net investment income	102.0	113.5	128.4
Net realized gains (losses) on investments	1.5	(1.2)	18.9

Total revenues	123.1	138.6	171.3
Benefits and Expenses:
Interest credited to policyholders’ account balances	74.8	84.6	88.4
Other operating costs and expenses	17.6	16.9	19.9

Total benefits and expenses	92.4	101.5	108.3

Group Pension Profits	$30.7	$37.1	$63.0

Fixed Maturity Securities Available For Sale

At December 31, 2001 and 2000, there were $2.9 million and $2.4 million of fixed maturity securities available for sale in the AEGON Portfolio deemed to have other than temporary impairments in value. In addition, there were no fixed maturity securities at such dates which had been non-income producing for the preceding twelve months.

At December 31, 2001 and 2000, there were $2.9 million and $2.4 million of problem fixed maturities (as hereafter defined —see Note 5) held in the AEGON Portfolio. In addition, at such dates there were no potential problem fixed maturities held in the AEGON Portfolio. Also, none of the fixed maturity securities held in the AEGON Portfolio at December 31, 2001 and 2000 or prior thereto had been restructured.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amortized cost and estimated fair value of fixed maturities available for sale held in the AEGON Portfolio, by contractual maturity dates as of December 31, 2001. Periodic payments have been included in the year of final maturity.

	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$132.4	$134.0
Due after one year through five years	967.8	993.1
Due after five years through ten years	126.1	125.6
Due after ten years	26.1	26.9

Subtotal	1,252.4	1,279.6
Mortgage and asset backed securities	118.8	120.9

Total	$1,371.2	$1,400.5

Fixed maturity securities available for sale that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The percentage of fixed maturities available for sale with a credit quality of Aaa, Aa or A was 75.3% and 72.6% at December 31, 2001 and 2000, respectively. The percentage of fixed maturities available for sale rated Baa was 22.0% and 24.5% at December 31, 2001 and 2000, respectively. The percentage of fixed maturities available for sale that were below Investment Grade was 2.7% and 2.9% at December 31, 2001 and 2000, respectively. There were no fixed maturities available for sale in or near default.

The net change in unrealized investment gains (losses) represents the only component of other comprehensive income generated by the AEGON Portfolio for the years ended December 31, 2001, 2000, 1999 and prior thereto. The net change in unrealized investment gains (losses) was $31.0 million, $20.6 million and $(77.9) million for the years ended December 31, 2001, 2000 and 1999, respectively (see Note 4).

Mortgage Loans on Real Estate

Mortgage loans on real estate in the AEGON Portfolio at December 31, 2001 and 2000, respectively, totaled $26.4 million, net of a valuation allowance of $2.0 million, and $47.5 million net of a valuation allowance of $2.5 million.

An analysis of the valuation allowances with respect to the AEGON Portfolio for 2001, 2000 and 1999 is as follows:

	For the Year Ended December 31,
	2001	2000	1999
	($ in millions)
Balance, beginning of year	$2.5	$4.3	$16.0
Increase (decrease) in allowance	1.1	0.2	(6.7)
Reduction due to pay downs and payoffs	(1.6)	(2.0)	(1.0)
Transfer to real estate	0.0	0.0	(4.0)

Balance, end of year	$2.0	$2.5	$4.3

Impaired mortgage loans along with related valuation allowances with respect to the AEGON Portfolio at December 31, 2001, 2000 and 1999 are as follows:

	As of December 31,
	2001	2000	1999
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$8.0	$19.1	$34.3
Loans that do not have valuation allowances	2.5	—	4.4

Subtotal	10.5	19.1	38.7
Valuation allowances	(1.7)	(1.8)	(2.7)

Impaired mortgage loans, net of valuation allowances	$8.8	$17.3	$36.0

For the years ended December 31, 2001, 2000, and 1999 approximately $1.1 million, $2.1 million, and $2.9 million, respectively, of interest income on impaired loans with respect to the AEGON Portfolio was earned.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2001 and 2000 the AEGON Portfolio held restructured mortgage loans of $8.8 million and $15.3 million, respectively. Interest income of $0.9 million, $1.6 million, and $2.9 million was recognized on restructured mortgage loans for the years ended December 31, 2001, 2000, and 1999, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.1 million, $1.5 million, and $3.9 million for the years ended December 31, 2001, 2000, and 1999, respectively.

The following table presents the maturity distribution of mortgage loans held in the AEGON Portfolio as of December 31, 2001:

	December 31, 2001
	Carrying Value	% of Total
	($ in millions)
Due in one year or less	$0.0	0.0%
Due after one year through five years	17.3	65.5
Due after five years through ten years	9.1	34.5

Total	$26.4	100.0%

Total problem, potential problem and restructured commercial mortgages as a percentage of commercial mortgages were 33.3%, 36.4% and 36.6% at December 31, 2001, 2000 and 1999, respectively. Total valuation allowances as a percentage of problem, potential problem and restructured commercial mortgages, at carrying value, before valuation allowances were 16.2%, 9.4% and 7.0% as of December 31, 2001, 2000 and 1999, respectively.

12.    Estimated Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments approximate their carrying amounts, except for mortgage loans, long term debt and investment-type contracts. The methods and assumptions utilized in estimating the fair values of the Company’s financial instruments are summarized as follows:

Fixed Maturity, Trading and Equity Securities

The estimated fair values of fixed maturity and trading securities are based upon quoted market prices, where available. The fair values of fixed maturity securities not actively traded and other non-publicly traded securities are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments. Equity securities primarily consist of investments in common stocks and limited partnership interests. The fair value of the Company’s investments in common stocks are determined based on quoted market prices, where available. The fair value of the Company’s investments in limited partnership interests are based on amounts reported by such partnerships to the Company.

Mortgage Loans

The fair values of mortgage loans are estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral. At December 31, 2001 and 2000 the fair value of mortgage loans was $1,880.8 million and $1,746.3 million, respectively.

Policy Loans

Policy loans are an integral component of insurance contracts and have no maturity dates. Management has determined that it is not practicable to estimate the fair value of policy loans.

Long-term Debt

The fair value of long-term debt is determined based on contractual cash flows discounted at market rates.

Separate Account Assets and Liabilities

The estimated fair value of assets and liabilities held in separate accounts is based on quoted market prices.

Investment-Type Contracts

The fair values of annuities are based on estimates of the value of payments available upon full surrender. The carrying value and fair value of annuities at December 31, 2001 were $1,196.8 million and $1,187.6 million, respectively. The carrying value and fair value of annuities at December 31, 2000 were $1,102.5 million and $1,098.7 million, respectively.

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

The Company has entered into coinsurance agreements with other insurers related to a portion of its extended term insurance, guaranteed interest contract and long-term disability claim liabilities, and reinsures approximately 50% of its block of paid-up life insurance policies.

The following table summarizes the effect of reinsurance for the years indicated:

	2001	2000	1999
	($ in millions)
Direct premiums (includes $67.7, $70.9 and $74.4 of accident and health premiums for 2001, 2000, and 1999, respectively)	$803.6	$806.0	$821.4
Reinsurance assumed	6.0	5.3	5.0
Reinsurance ceded (includes $(64.3), $(70.4), and $(73.8) of accident and health premiums for 2001, 2000, and 1999, respectively)	(114.4)	(110.8)	(109.4)

Net premiums	$695.2	$700.5	$717.0

Universal life and investment type product policy fee income ceded	$25.4	$23.1	$14.0

Policyholders’ benefits ceded	$141.3	$107.9	$103.9

Interest credited to policyholders’ account balances ceded	$3.7	$3.6	$4.5

The Company is primarily liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

14.    Debt:

The Company’s debt at December 31, 2001 and 2000 consists of the following:

	2001	2000
	($ in millions)
Short term debt:
Real estate mortgage encumbrances	$—	$52.3
Bank borrowings	313.0	—
Current portion of long term borrowings	7.0	—

Total short term debt	$320.0	$52.3

Long term debt:
Surplus notes	$1.9	$2.0
Senior Notes	569.9	569.1
Long term borrowings	$7.0	$—

Total long term debt	$578.8	$571.1

Surplus and Senior Notes

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

On March 8, 2000, the MONY Group issued $300.0 million principal amount of senior notes (the “$300 million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $300 million Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the $300 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the MONY Group from the issuance of the $300 million Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by the MONY Group to finance

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the repurchase, on March 8, 2000, by MONY Life of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the “9.5% Notes” and the “11.25% Notes”, respectively), which were outstanding at December 31, 1999. The balance of the net proceeds from the issuance of the Senior Notes was retained by the MONY Group for general corporate purposes. In the third quarter of 2000, the Company repurchased another $6.5 million face amount of the 11.25% notes.

As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the MONY Group recorded a pre-tax tax loss of $58.1 million ($37.7 million after tax) during 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the MONY Group’s books at the date of the transaction of approximately $7.0 million and $51.1 million, respectively. This loss is reported, net of tax, as an extraordinary item on the MONY Group’s income statement for the year ended December 31, 2000.

On December 7, 2000, The MONY Group Inc. issued $275 million principal amount of senior notes (the “$275 million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $275 million Senior Notes mature on December 15, 2005 and bear interest at 7.45% per annum. The principal amount of the $275 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds, after deducting underwriting commissions and other expenses were used to fund the acquisition of Advest. See Note 3 Significant Accounting Policies — Extraordinary Item Repurchase of Surplus Notes.

Real Estate Mortgage Encumbrances

The Company initially had one mortgage loan on one of its real estate properties. For the years ended December 31, 2001, 2000 and 1999, interest expense on mortgage loans aggregated $1.2 million, $5.3 million, and $5.0 million, respectively.

Bank Borrowings

At December 31, 2001, the Company’s Advest subsidiary had $313.0 million outstanding in bank loans, $281 million of which is collateralized by firm and customer securities. The weighted average interest rate on Advest bank loans outstanding at December 31, 2001, was 2.10%.

Long Term Borrowings

At December 31, 2001, the Company’s Advest subsidiary had $14 million outstanding on a private placement note with three institutional investors. Under the terms of the note, equal principal payments are due on the last day of December through and including December 31, 2003. The note is investment-grade rated and bears interest at the rate of 7.95% per annum payable semiannually on the last day of June and December.

Debt Service Payments

Aggregate contractual long term debt service payments on the Company’s debt at December 31, 2001 for the succeeding five years are $46.4 million, $53.4 million, $45.8 million, $320.7 million and $25.3 million, respectively, and $385.5 million thereafter.

15.    Securities Lending and Concentration of Credit Risk:

Securities Lending Risk:

Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2001 and 2000, securities loaned by the Company under this agreement had a fair value of approximately $161.5 million and $160.9 million, respectively. The minimum collateral on securities loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is correspondingly increased or decreased.

Concentration of Credit Risk:

At December 31, 2001 and 2000, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 1.9% and 1.0%, respectively, of total cash and invested assets.

The Company’s fixed maturity securities are diversified by industry type. The industries that comprise 10.0% or more of the carrying value of the fixed maturity securities at December 31, 2001 are Consumer Goods of $1,225.1 million (17.6%), Non-Government Asset/Mortgage Backed securities of $793.1 million (11.4%), and Public Utilities of $739.8 million (10.6%).

At December 31, 2000 the industries that comprised 10.0% or more of the carrying value of the fixed maturity securities were Consumer Goods of $1,042.9 million (15.6%), Non-Government Asset/Mortgage-Backed securities of $765.0 million (11.4%), Public Utilities of $760.5 million (11.4%), and other manufacturing of $674.5 million (10.1%).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company held below investment grade fixed maturity securities with a carrying value of $603.1 million at December 31, 2001. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 2000, the carrying value of the Company’s investments in below investment grade fixed maturity securities amounted to $526.0 million.

The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2001 and 2000 are as follows:

	2001		2000
	($ in millions)
Geographic Region
Mountain	$414.2	20.3%	$430.0	22.0%
Southeast	449.1	22.0	420.3	21.3
Midwest	336.2	16.5	322.8	16.4
West	361.6	17.7	340.9	17.3
Northeast	274.1	13.4	337.9	17.2
Southwest	205.3	10.1	114.8	5.8

Total	$2,040.5	100.0%	$1,966.7	100.0%

The states with the largest concentrations of mortgage loans and real estate investments at December 31, 2001 are: California, $240.0 million (11.8%); Arizona, $201.5 million (9.9%); Texas, $158.1 million (7.8%); New York, $150.0 million (7.4%); Georgia, $147.5 million (7.2%); Washington D.C., $126.5 million (6.2%); and Colorado, $102.7 million (5.0%).

As of December 31, 2001 and 2000, the real estate and mortgage loan portfolio was also diversified by property type as follows:

	2001		2000
	($ in millions)
Property Type
Office buildings	$873.3	42.7%	$853.4	43.4%
Agricultural	304.9	15.0	311.3	15.8
Hotel	297.8	14.6	287.6	14.6
Retail	138.8	6.8	147.4	7.5
Other	135.1	6.6	132.9	6.8
Industrial	156.6	7.7	133.6	6.8
Apartment buildings	134.0	6.6	100.5	5.1

Total	$2,040.5	100.0%	$1,966.7	100.0%

16.    Commitments and Contingencies:

Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY and MLOA alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY and MLOA have denied any wrongdoing and has asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY and MLOA filed a motion to dismiss or,

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

On October 21, 1997, the New York State Supreme Court granted MONY’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On August 9, 2001, the New York State Appellate Division, First Department, affirmed the ruling limiting the class to New York purchasers. On January 15, 2002, the New York State Court of Appeals granted the plaintiffs’ motion for leave to appeal from that decision. MONY and MLOA intend to defend itself vigorously against plaintiffs’ appeal and the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on the Company.

On November 16, 1999, the MONY Group and MONY Life were served with a complaint in an action entitled Calvin Chatlos, M.D., and Alvin H. Clement, On Behalf of Themselves And All Others Similarly Situated v. The MONY Life Insurance Company, The MONY Group Inc., and Neil D. Levin, Superintendent, New York Department of Insurance, filed in the United States District Court for the Southern District of New York. The action purports to be brought as a class action on behalf of all individuals who had an ownership interest in one or more in force life insurance policies issued by MONY Life as of November 16, 1998. The complaint alleges that (i) the New York Superintendent of Insurance, Neil D. Levin, violated Section 7312 of the New York Insurance Law by approving the Plan of Demutualization, which plaintiffs claim was not fair and adequate, primarily because it allegedly failed to provide for sufficient assets for the mechanism established under the plan to preserve reasonable dividend expectations of the closed block, and (ii) MONY Life violated Section 7312 by failing to develop and submit to the New York Superintendent a plan of demutualization that was fair and adequate. The plaintiffs seek equitable relief in the form of an order vacating and/or modifying the New York Superintendent’s order approving the Plan of Demutualization and/or directing the New York Superintendent to order MONY Life to increase the assets in the closed block, as well as unspecified monetary damages, attorneys’ fees and other relief.

In early January 2000, the MONY Group, MONY Life and the New York Superintendent wrote to the District Court seeking a pre-motion conference preliminary to the filing of a motion to dismiss the federal complaint on jurisdictional, federal abstention and timeliness grounds and for failure to state a claim. Following receipt of those letters, plaintiffs’ counsel offered voluntarily to dismiss their complaint, and a stipulation and order to that effect was thereafter filed and approved by the court.

On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differs from the complaint previously filed in federal court in two primary respects. First, it no longer asserts a claim for damages against the New York Superintendent, nor does its prayer for relief seek entry of an order vacating or modifying the New York Superintendent’s decision or requiring the New York Superintendent to direct MONY Life to place additional assets into the closed block. Rather, it seeks an accounting and an order from the Court directing MONY Life to transfer additional assets to the closed block.

Second, the new complaint contains claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claim violated both the Insurance Law and MONY Life’s fiduciary duties).

In order to challenge successfully the New York Superintendent’s approval of the plan, plaintiffs would have to sustain the burden of showing that such approval was arbitrary and capricious or an abuse of discretion, made in violation of lawful procedures, affected by an error of law or not supported by substantial evidence. In addition, Section 7312 provides that MONY Life may ask the court to require the challenging party to give security for the reasonable expenses, including attorneys’ fees, which may be incurred by MONY Life or the New York Superintendent or for which MONY Life may become liable, to which security MONY Life shall have recourse in such amount as the court shall determine upon the termination of the action.

The MONY Group, MONY Life and the New York Superintendent moved to dismiss the state court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both motions and dismissed all claims against the MONY Group, MONY Life and the New York Superintendent. On June 29, 2001, plaintiffs filed a Notice of Appeal with the New York Appellate Division, appealing the dismissal of the claims against the MONY Group, MONY Life and the New York Superintendent. The MONY Group and MONY Life intend to defend themselves vigorously against plaintiffs’ appeal. There can be no assurance, however, that the present litigation will not have a material adverse effect on the Company.

In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company,

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s statutory surplus or results of operations.

At December 31, 2001, the Company had commitments to fund the following: $113.3 million of equity partnership investments, $8.0 million private fixed maturity with an interest rate of 10.0%, $9.4 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 6.25% to 7.45%, $191.2 million fixed and floating rate commercial mortgages with interest rates ranging from 4.53% to 8.27% and $7.5 million of mezzanine financing with pay rates ranging from 9.0% to 10.0%.

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

At December 31, 2001 Advest was contingently liable under bank letter of credit agreements in the amount of $5.3 million, which are collateralized by securities held in customer accounts.

The Company has entered into various operating lease agreements for office space, furniture and equipment. These leases have remaining non-cancelable lease terms in excess of one year. Total rental expense for these operating leases amounted to $35.4 million in 2001, $29.7 million in 2000, and $29.6 million in 1999. The future minimum rental obligations for the next five years and thereafter under these leases are: $47.0 million for 2002, $41.9 million for 2003, $35.9 million for 2004, $31.1 million for 2005, $25.7 million for 2006, and $131.8 million for the years thereafter.

In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement with the proceeds received from the sale, amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.6 million in 2002, $7.7 million in 2003, $7.9 million in 2004, $8.0 million in 2005, $8.2 million for 2006 and $16.9 million for 2007 thereafter. The Company has the option to renew the lease at the end of the lease term.

17.    Statutory Financial Information and Regulatory Risk-Based Capital:

The combined statutory net income (loss) reported by the Company for the years ended December 31, 2001, 2000, and 1999 was $(30.2) million, $199.3 million, and $131.0 million, respectively. The combined statutory surplus of the Company as of December 31, 2001 and 2000 was $917.4 million and $1,154.8 million respectively. Each of the Company’s insurance subsidiaries exceeds the minimum risk based capital requirements imposed by such subsidiaries’ state of domicile.

18.    Closed Block — Summary Financial Information:

Summarized financial information of the Closed Block as of and for the years ended December 31, 2001 and 2000 is presented below.

	December 31, 2001	December 31, 2000
	($ in millions)
Assets:
Fixed Maturities:
Available for sale, at estimated fair value (amortized cost, $3,780.9 and $3,535.8)	$3,868.9	$3,543.1
Mortgage loans on real estate	622.1	566.0
Other invested assets	6.2	0.7
Policy loans	1,144.3	1,183.9
Cash and cash equivalents	56.2	167.8
Premiums receivable	12.5	13.6
Deferred policy acquisition costs	500.6	552.6
Other assets	219.3	223.5

Total Closed Block assets	$6,430.1	$6,251.2

Liabilities:
Future policy benefits	$6,869.8	$6,826.8
Policyholders’ account balances	292.9	293.3
Other policyholders’ liabilities	162.2	173.5
Other liabilities	163.9	22.2

Total Closed Block liabilities	$7,488.8	$7,315.8

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the year ended
	December 31, 2001	December 31, 2000	December 31, 1999
	($ in millions)
Revenues:
Premiums	$551.4	$582.4	$620.8
Net investment income	397.6	395.7	375.1
Net realized gains (losses) on investments	6.0	(7.0)	2.9
Other Income	2.4	2.2	1.4

Total revenues	957.4	973.3	1,000.2

Benefits and Expenses:
Benefits to policyholders	606.9	620.9	640.1
Interest credited to policyholders’ account balances	8.9	8.8	8.9
Amortization of deferred policy acquisition costs	59.4	60.4	67.5
Dividends to policyholders	233.1	232.9	228.8
Other operating costs and expenses	7.0	7.5	10.1

Total benefits and expenses	915.3	930.5	955.4

Contribution from the Closed Block	$42.1	$42.8	$44.8

The carrying value of the Closed Block fixed maturity securities at December 31, 2001 and 2000 is net of adjustments for impairment of $10.9 million and $12.5 million, respectively.

At December 31, 2001 and 2000, there were $0.0 million and $1.4 million of fixed maturities which have been non-income producing for the twelve months preceding such dates.

At December 31, 2001 and 2000, there were problem fixed maturities of $6.5 million and $11.8 million, respectively. At December 31, 2001 and 2000, there were potential problem fixed maturity securities of $3.2 million and $5.9 million, respectively. There were no fixed maturities which were restructured at December 31, 2001 and 2000.

The amortized cost and estimated fair value of fixed maturity securities in the Closed Block, by contractual maturity dates, excluding scheduled sinking funds, as of December 31, 2001 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$226.5	$232.8
Due after one year through five years	1,237.5	1,288.5
Due after five years through ten years	1,330.9	1,358.2
Due after ten years	474.6	472.1

Subtotal	3,269.5	3,351.6
Mortgage and asset-backed securities	511.4	517.3

	$3,780.9	$3,868.9

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Mortgage loans on real estate in the Closed Block at December 31, 2001 and 2000 consist of the following:

	2001	2000
	($ in millions)
Commercial mortgage loans	$594.2	$529.7
Agricultural and other loans	40.2	51.1

Subtotal	634.4	580.8
Less: valuation allowances	(12.3)	(14.8)

Mortgage loans, net of valuation allowances	$622.1	$566.0

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the valuation allowances for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000
	($ in millions)
Beginning balance	$14.8	$14.3
(Decrease)/Increase in allowance	(2.4)	0.6
Reduction due to pay downs and payoffs	(0.1)	(0.1)

Valuation Allowance	$12.3	$14.8

Impaired mortgage loans along with related valuation allowances as of December 31, 2001 and 2000 were as follows:
	2001	2000
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$64.3	$71.9
Loans that do not have valuation allowances	35.5	20.7

Subtotal	99.8	92.6
Valuation allowances	(13.5)	(16.1)

Impaired mortgage loans, net of valuation allowances	$86.3	$76.5

For the year ended December 31, 2001, the Closed Block recognized $8.4 million of interest income on impaired loans. For the year ended December 31, 2000 the Closed Block recognized $7.9 million of interest income on impaired loans.

At December 31, 2001 and 2000, there were no mortgage loans in the Closed Block which were non-income producing for the twelve months preceding such dates.

At December 31, 2001 and 2000, the Closed Block had restructured mortgage loans of $12.2 million and $17.0 million, respectively. Interest income of $0.9 million and $1.4 million was recognized on such loans for the year ended December 31, 2001 and 2000, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.3 million and $1.9 million for the respective periods.

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

19.    Stock-Based Compensation:

Stock Incentive Plan

In November 1998, the Company adopted a stock incentive plan (the “SIP”) for employees of the Company and its subsidiaries and certain career sales agents to enable those employees and agents to acquire shares of common stock of the Company. Pursuant to the SIP, the Company, upon approval of the New York State Insurance Department, may grant 2,361,908 options to acquire common stock, which represents 5% of the number of shares of common stock outstanding as of the date of the Company’s initial public offering. Options granted will either be Incentive Stock Options (ISOs) qualifying under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (NQSOs).

Pursuant to the SIP, ISOs and NQSOs may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant. One-third of each ISO and NQSO granted pursuant to the SIP shall become exercisable on each of the first three anniversaries of the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the SIP activity for the years ended December 31, 2001, 2000 and 1999 is presented below:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 1998	—	—
Granted	1,586,400	$30.50
Exercised	—	—
Forfeited, expired or cancelled	(5,100)	$30.50

Outstanding, December 31, 1999	1,581,300	$30.50
Granted	202,200	37.51
Exercised	(6,230)	30.50
Forfeited, expired or cancelled	(93,262)	$30.50

Outstanding, December 31, 2000	1,684,008	31.34
Granted	337,093	35.70
Exercised	(17,031)	30.10
Forfeited, expired or cancelled	(71,749)	33.80

Outstanding, December 31, 2001	1,932,321	$31.94

As of December 31, 2001 there were 960,137 options exercisable, with exercise prices ranging from $27.06 to $43.44 and a weighted average remaining contractual life of 7.9 years.

At December 31, 2001 there were 1,932,321 options outstanding with exercise prices ranging from $27.06 to $43.44, and a weighted average remaining contractual life of approximately 8.2 years. Approximately 74% or 1,428,894 of the options outstanding at December 31, 2001 had an exercise price of $30.50. These options had a remaining contractual life of approximately 7.8 years.

SFAS No. 123 “Accounting for Stock-Based Compensation”, issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, however, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the accounting prescribed by SFAS 123 had been adopted. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career sales agents do not qualify as employees.

At the effective date of the initial grants of options pursuant to the SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Pursuant to the requirements of APB 25, the options granted by the Company under the SIP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. With respect to grants of options under the SIP to career sales agents, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. Compensation expense recognized in the statement of income and comprehensive income related to options granted to career sales agents which were outstanding at December 31, 2001 and 2000 was $0.7 million and $2.1 million respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the net income and net income per share of the Company on a pro forma basis as if the accounting prescribed by SFAS 123 had been applied to the options granted to employees under the SIP and outstanding at December 31, 2001 and 2000:

	December 31, 2001	December 31, 2000
	($ in millions)
Net (loss)/income	$(50.1)	$210.4
Net (loss)/income per share:
Basic	$(1.03)	4.53
Diluted	$(1.03)	4.40

The fair value of each option outstanding is estimated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $27.06 to $43.44, dividend yields of 1.33%, expected volatility of 32.47%, range of interest rates from 4.33 to 5.02%, and expected option terms ranging from 4.9 years to 7.0 years for both the employee and career sales agent grants. The fair value of options determined using the Black-Scholes pricing model ranged from $8.87 to $16.00 per share at December 31, 2001.

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

Restricted Stock Plan

Effective May 16, 2001, the Company approved a restricted stock plan. Pursuant to the terms of the plan, management has the authority to grant up to 1,000,000 restricted shares of MONY Group common stock to eligible employees, as defined in the plan, and to establish vesting and forfeiture conditions relating thereto. During 2001, the Company granted 352,050 restricted shares to certain members of management pursuant to the plan. The awards made under the plan in 2001 are conditioned on: (i) the expiration of a vesting period, and (ii) an increase in the average per share price of MONY Group common stock above specified targets. In accordance with APB No. 25, compensation expense is recognized on the 2001 awards proportionally over the vesting period of the award provided that the condition with respect to the average price of MONY Group common stock is satisfied at the end of any period.

In addition to the aforementioned restricted stock plan, the Company issued approximately 111,987 shares of restricted stock in connection with the acquisition of Advest, of which approximately 110,538 shares remained restricted and were outstanding at December 31, 2001. These restricted shares are conditioned only on the expiration of a vesting period. Furthermore, the Company has issued 10,230 shares of restricted stock to members of its board of directors. These restricted shares are conditioned only on the expiration of a vesting period. At December 31, 2001, 8,214 shares of such stock remained restricted and were outstanding at December 31, 2001.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    The MONY Group Inc. Condensed Financial Information:

Set forth below are unconsolidated condensed financial statements of the MONY Group. The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company, except that the MONY Group subsidiaries are carried under the equity method.

The following table presents the condensed balance sheet of the MONY Group as of December 31, 2001 and 2000:

	2001	2000
	($ in millions)
Assets
Cash and cash equivalents	$103.8	$370.1
Equity securities	1.0	—
Accrued investment income	5.8	5.9
Investment in intercompany notes	215.0	215.0
Investment in subsidiaries	2,300.8	2,026.5
Other assets	4.0	2.8

Total assets	$2,630.4	$2,620.3

Liabilities and Shareholders’ Equity
Interest payable on Senior Notes	$8.3	$8.4
Accounts payable	0.0	3.9
Senior notes	569.9	569.1

Total liabilities	578.2	581.4

Total shareholders’ equity	2,052.2	2,038.9

Total liabilities and shareholders’ equity	$2,630.4	$2,620.3

The following table presents the condensed statements of income for the years indicated:

	2001	2000	1999
	($ in millions)
Revenues:
Net investment income	$25.8	$22.3	$2.3

Total revenues	25.8	22.3	2.3
Expenses:
Interest expense	46.3	21.7	—
Other operating expenses	4.6	3.2	0.6

Total expenses	50.9	24.9	0.6

Equity in subsidiaries	(42.8)	226.3	247.5

Income before income taxes	(67.9)	223.7	249.2

Income tax (benefit)/expense	(7.1)	(0.9)	0.6

Net (loss) income	$(60.8)	$224.6	$248.6

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the condensed statements of cash flows for the years indicated:

	2001	2000	1999
	($ in millions)
Cash flows from operating activities	$(22.1)	$1.7	$1.4
Cash flows from investing activities:
Intercompany note to subsidiary	—	(215.0)	—
Capital contribution to subsidiary	(32.5)	(65.0)	—
Dividend from subsidiary	115.0	100.0	—

Net cash provided by/(used in) investing activities	82.5	(180.0)	—
Cash flows from financing activities:
Net proceeds from Senior Notes	—	568.7	—
Treasury stock repurchased	(88.6)	(33.0)	—
Other	0.5	0.2	—
Dividends paid	(22.0)	(20.9)	(18.9)
Payment to eligible policyholders	—	—	(8.0)
Acquisition of subsidiaries, net of cash	(216.6)	—	—

Net cash (used in)/provided by financing activities	(326.7)	515.0	(26.9)

Net (decrease)/increase in cash and cash equivalents	(266.3)	336.7	(25.5)
Cash and cash equivalents, beginning of year	370.1	33.4	58.9

Cash and cash equivalents, end of year	$103.8	$370.1	$33.4

The Company’s cash flows consist of dividends from MONY Life, if declared and paid, and investment income on assets held by the Holding Company, offset by expenses incurred for salaries and other expenses. As a holding company, the Holding Company’s ability to meet cash requirements and pay dividends depends upon the receipt of dividends and other payments from MONY Life. The payment of dividends by MONY Life to the Holding Company is regulated under state insurance law. Under the New York Insurance Law, any domestic stock life insurance company may distribute a dividend to its shareholders where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (a) ten percent of its surplus to policyholders as of the immediately preceding calendar year, or (b) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. The law also states that if the company does not satisfy the criteria mentioned above, it can only distribute dividends to its shareholders upon giving notice of its intentions to the New York Superintendent no less than thirty days in advance of such declaration. The New York Superintendent may disapprove such distribution by giving written notice to such company within thirty days after such filing that he finds that the financial condition of the company does not warrant such distribution.

21.    Early Retirement Program:

On June 30, 1999, the Company announced a voluntary early retirement program for approximately 500 eligible employees of which 300 employees elected to participate. As a result of this program, the Company recorded a charge of $59.7 million in 1999.

22.    Reorganization and Other Charges:

During 2001, the Company recorded charges aggregating approximately $146.1 million on a pre-tax basis. Of this amount approximately $56.8 million represented “Reorganization Charges” taken in connection with the Company’s previously announced reorganization of certain of its businesses and $89.3 million represented “Other Charges” unrelated to the Company’s reorganization activities. The Reorganization Charges consisted of: (i) severance and related benefits resulting from headcount reductions in the Company’s home office and career agency system, (ii) losses from abandonment of certain leased offices and equipment, (iii) the write-off of deferred acquisition costs as a result of the decision to exit certain international markets and lines of business, and (iv) certain other charges. The Other Charges consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) the write-off of a deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds, (iii) write-downs of certain information technology assets, and (iv) other miscellaneous items.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of the Company’s Reorganization Charges and Other Charges, respectively:

	Net Realized
	Operating	Losses	Total
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset Impairments and Valuation Related Write-downs	29.9	20.1	50.0
Deferred Sales Charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	22.9	—	22.9

Subtotal — Other Charges	69.2	20.1	89.3

Total — Reorganization and Other Charges before tax	$126.0	$20.1	$146.1

Total — Reorganization and Other Charges after tax	$81.9	$13.1	$95.0

All of the components of the Reorganization Charges reflected above, except $17.0 million related to deferred policy acquisition costs and $5.3 million related to investment expenses, are included in “Other Operating Costs and Expenses” in the Company’s consolidated income statement for the year ended December 31, 2001. None of the Reorganization Charges reflected in the table above have been allocated to the Company’s segments. All such charges are included as reconciling items of the segments to the Company’s consolidated income statement for the year ended December 31, 2001.

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 that the Other Charges in the table above are reflected in. In addition, all of the reorganization charges are reflected in reconciling in the table as discussed above.

	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Total
Premiums	$1.0	$—	$—	$—	$—	$1.0
Net investment income	20.3	3.8	—	3.3	5.3	32.7
Group pension profit	2.5	—	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.7	1.0	34.5	65.1

Total Other Operating Charges	43.2	20.0	1.7	4.3	56.8	126.0
Net realized losses on investments	14.9	2.8	—	2.4	—	20.1

Total Other Charges	$58.1	$22.8	$1.7	$6.7	$56.8	$146.1

Of the reorganization charges recorded, approximately $10.3 million of severance benefits relating to headcount reductions in the Company’s home office and career agency system and $8.7 million of other reorganization charges meet the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Company had a liability at December 31, 2001 relating to such charges of approximately $12.6 million, which is included in “Accounts payable and other liabilities” in the Company’s consolidated balance sheet.

23.    Implication of the Events of September 11th:

The terrorist events of September 11th had no material effect on the Company’s financial position at December 31, 2001 or its results of operations for the year then ended. The net effect of life insurance claims relating to the incident (after reinsurance and the release of related policy reserves) aggregated approximately $3.9 million pre-tax. In addition, the Company incurred damages from property losses and business interruption. These damages principally consist of: (i) lost revenues at Advest, MSC, and Enterprise resulting from the close of the New York securities markets, (ii) physical damage to Advest’s Rector Street offices in

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower Manhattan and associated recovery and relocation costs, (iii) the temporary closing of the Company’s New York corporate offices, (iv) delays associated with outsourcing Advest’s clearing operation, and (v) lost revenues resulting from the volatility of the securities markets and consumer uncertainty with respect to equity based products in the aftermath of September 11th. To date, no determination has been made with respect to the Company’s ability to recover the aforementioned damages under its insurance coverages.

24.    Quarterly Results of Operations (Unaudited):

The Company’s quarterly results of operations for the years ended December 31, 2001 and 2000 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
	($ in million except per share data)
2001
Total revenues	$512.3	$569.0	$497.0	$524.9
Income (loss) before extraordinary item	$13.3	$22.3	$(8.7)	$(87.7)
Net income (loss)	$13.3	$22.3	$(8.7)	$(87.7)
Basic per share data:
Income/(loss) before extraordinary item	$0.27	$0.45	$(0.18)	$(1.84)
Net income/(loss)	$0.27	$0.45	$(0.18)	$(1.84)
Diluted per share data:
Income/(loss) before extraordinary item	$0.26	$0.44	$(0.18)	$(1.84)
Net income/(loss)	$0.26	$0.44	$(0.18)	$(1.84)

2000
Total revenues	$435.2	$291.6	$303.6	$221.4
Income before extraordinary item	$137.9	$48.1	$67.2	$9.1
Net income	$101.2	$48.1	$66.2	$9.1
Basic per share data:
Income before extraordinary item	$2.93	$1.03	$1.46	$0.20
Net income	$2.15	$1.03	$1.43	$0.20
Diluted per share data:
Income before extraordinary item	$2.89	$1.01	$1.41	$0.19
Net income	$2.12	$1.01	$1.39	$0.19

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Demutualization, as amended (1)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of By-laws of the Registrant, as amended (1)

3.3	Amendments to By-laws of the Registrant (2)

4.1	Form of Certificate for the Common Stock, par value $0.01 per share (1)

4.2	Form of MONY Note (1)

4.3	Form of Warrant (1)

10.1
Investment Agreement, dated as of December 30, 1997, among MONY, the Registrant and GS Mezzanine Partners, GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1997, L.P. and Bridge Street Fund 1997, L.P. (1)

10.2	Registration Rights Agreement dated as of December 30, 1997, by and among MONY, the Registrant and the Investors (1)

10.3	Fiscal Agency Agreement dated as of December 30, 1997, by and among MONY and Citibank, N.A. (1)

10.4	Assignment and Novation Agreement, effective January 1, 1996, by and among MONY, Lyndon Life Insurance Company and RGA Reinsurance Company (1)

10.5	Reinsurance Agreement dated as of December 31, 1997 between MONY and Centre Life Reinsurance Limited*

10.6	Agreement of Lease, dated as of December 17, 1990, between 1740 Broadway Associates L.P. and MONY, and all amendments thereto (1)

10.7	Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.8	Second Amendment to Agreement of Lease, date as of August 6, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.9	Third Amendment to Agreement of Lease, dated as of December 18, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.10	Fourth Amendment to Agreement of Lease, dated as of January 14, 1997, between 1740 Broadway Associates L.P. and MONY (1)

10.11	Fifth Amendment to Agreement of Lease, dated as of May 30, 1997, between 1740 Broadway Associates L.P. and MONY (1)

10.12	Letter Agreement, dated as of April 26, 1996, to accompany Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.13
Letter, dated as of December 18, 1996, amending Letter Agreement, dated as of April 26, 1996, to accompany First Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.14
Letter, dated as of January 14, 1997, amending Letter Agreement, dated as of April 26, 1996, to accompany Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.15	Agreement of Lease, dated as of December 21, 1988, between Continental Towers and MONY, and amendments thereto (1)

10.16	First Amendment to Agreement of Lease, dated as of January 14, 1994, between Continental Towers and MONY (1)

10.17	Second Amendment to Agreement of Lease, dated as of October 15, 1997, between Continental Towers and MONY (1)

10.18	1998 Stock Incentive Plan (1)

10.19	Asset Transfer and Acquisition Agreement, dated as of December 31, 1993, by and among MONY, AEGON USA, Inc. and AUSA Life Insurance Company, Inc. (1)

10.20	Series A Note Purchase Agreement, dated as of December 31, 1993, by and between AEGON USA, Inc. and MONY (1)

10.21	Series B Note Purchase Agreement, dated as of December 31, 1993, by and between AEGON USA, Inc. and MONY (1)

10.22	Fiscal Agency Agreement, dated as of August 15, 1994, between MONY and The Chase Manhattan Bank, N.A. (1)

10.23	Excess Benefit Plan for MONY Employees (1)

10.24	Form of MONY Deferred Compensation Plan Agreement for Key Employees (1)

10.25	Form of MONY Deferred Compensation Plan Agreement for MONY Trustees (1)

10.26	1988 Equity Share Plan (1)

10.27	Form of Equity Share Plan Deferred Compensation Agreement (1)

10.28	Split Dollar Life Insurance Plan (1)

10.29	Form of Employment Agreement applicable to Messrs. Roth, Foti, Levine, Daddario, and Ugolyn*

10.30	Form of Shareholder Rights Agreement (1)

E-1

Exhibit Number	Description

10.31	The MONY Group Inc. Annual Incentive Compensation Plan (1)

10.32	Form of Change in Control Employment Agreement applicable to Messrs. Roth, Foti, Daddario, Levine and Ugolyn*

10.33	Senior Note Indenture between The MONY Group Inc., and The Chase Manhattan Bank, as Trustee (3)

10.34	The MONY Group Inc. 1998 Stock Incentive Plan (4)

10.35	The Mutual Life Insurance Company of New York Plan of Reorganization Under Section 7312 of the New York Insurance Law, as Adopted on August 14, 1998, and Amended on September 9, 1998 (5)

10.36	Form of Supplemental Indenture of Senior Notes Indenture to be used in connection with the issuance of Senior Notes (3)

10.37	Subordinated Note Indenture between the MONY Group Inc. and The Chase Manhattan Bank, as Trustee (3)

10.38	Form of Supplemental Indenture to Subordinated Note Indenture to be used in connection with issuance of Junior Subordinated Notes (3)

10.39	Trust Agreement of MONY Capital Trust I (3)

10.40	Trust Agreement of MONY Capital Trust II (3)

10.41	Form of Amended and Restated Trust Agreement of MONY Capital Trust I (3)

10.42	Form of Amended and Restated Trust Agreement of MONY Capital Trust II (3)

10.43	Form of Guarantee relating to MONY Capital Trust I (3)

10.44	Form of Guarantee relating to MONY Capital Trust II (3)

10.45	Form of Agreement as to Expenses and Liabilities relating to MONY Capital Trust I (included in Exhibit 4.7-A referred to below) (3)

10.46	Form of Agreement as to Expenses and Liabilities relating to MONY Capital Trust II (included in Exhibit 4.7-A) (3)

10.47	Form of Purchase Contract (3)

10.48	Form of Pledge Agreement (3)

10.49	Investment Plan Supplement for Employees and Field Underwriters of MONY Life Insurance Company and Retirement Plan for Field Underwriters of MONY Life Insurance Company (6)

10.50	Agreement and Plan of Merger dated as of August 23, 2000 by and among the Registrant, MONY Acquisition Corp. and The Advest Group, Inc. (7)

10.51	Stock Option Agreement dated as of August 23, 2000 between the Advest Group, Inc. and the Registrant. (6)

10.52	Support Agreement dated as of August 23, 2000 between The MONY Group Inc. and Peter R. Kellogg, Allen Weintraub, Grant W. Kurtz and George A. Boujoukos as shareholders (7)

10.53	Agreement and Plan of Merger dated as of October 8, 2001 among Registrant, The Advest Group, Inc. LAM Acquisition Corp, Lebenthal & Co., Inc. and the other parties thereto (8)

10.54	Credit Agreement dated as of June 23, 2000 among the Registrant, the banks named therein, Salomon Smith Barney Inc., Fleet National Bank, Bank One, N.A. and Citibank, N.A.*

10.55
Amended and Restated Credit Agreement dated as of June 21, 2001 among the Registrant, the Banks named therein, Citibank, N.A., Salomon Smith Barney Inc., Fleet National Bank and Credit Suisse First Boston*

21.1	Subsidiaries of the Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

*	Filed herewith
(1)	Incorporated herein by reference to the corresponding Exhibit Number to the Registrant’s Registration Statement on Form S-1, Registration Number 333-63835
(2)	Incorporated herein by reference to Exhibit Number 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998
(3)
Incorporated herein by reference to Exhibit Number 4.1, 4.2, 4.3, 4.4, 4.5-A, 4.5-B, 4.6-A, 4.7-A, 4.7-B, 4.11-A, 4.11-B, 4.12-A, 4.12-B, 4.13, 4.14 to the Registrant’s Registration Statement on Form S-3, Registration Number 333-94487

(4)	Incorporated herein by reference to Exhibit Number 4.1 to the Registrant’s Registration Statement on Form S-8, Registration Number 333-30898
(5)	Incorporated herein by reference to Exhibit Number 4.1 to the Registrant’s Registration Statement on Form S-8, Registration Number 333-30892
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, Registration Number 333-34690
(7)	Incorporated herein by reference to Exhibit Number 2.1, 2.2, 2.3 to the Registrant’s Registration Statement on Form S-4, Registration Number 333-46798
(8)	Incorporated herein by reference to Exhibit Number 2.1 to Post-Effective Amendment Number 1 to the Registrant’s Registration Statement on Form S-3, Registration Number 333-72670

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on March 20, 2002.

TH	E MONY GROUP INC.

By	: /s/ MICHAEL ISOR ROTH

Name: Michael I Roth
Title: Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 20, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title

/s/ MICHAEL ISOR ROTH Michael Isor Roth	Chairman of the Board and Chief Executive Officer; Director (Principal Executive Officer)

/s/ RICHARD DADDARIO Richard Daddario	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ARNOLD BARRY BROUSELL Arnold Barry Brousell	Vice President — Financial Reporting and Chief Accounting Officer

/s/ TOM HANS BARRETT Tom Hans Barrett	Director

/s/ DAVID LINCOLN CALL David Lincoln Call	Director

/s/ GLEN ROBERT DURHAM Glen Robert Durham	Director

/s/ JAMES BERNARD FARLEY James Bernard Farley	Director

/s/ SAMUEL JOSEPH FOTI Samuel Joseph Foti	President and Chief Operating Officer; Director

/s/ ROBERT HOLLAND, JR. Robert Holland, Jr.	Director

/s/ JAMES LAWRENCE JOHNSON James Lawrence Johnson	Director

/s/ FREDERICK WILKINSON KANNER Frederick Wilkinson Kanner	Director

S-1

Signatures	Title

/s/ ROBERT RAYMOND KILEY Robert Raymond Kiley	Director

/s/ KENNETH MARC LEVINE Kenneth Marc Levine	Executive Vice President and Chief Investment Officer; Director

/s/ JANE CAHILL PFEIFFER Jane Cahill Pfeiffer	Director

/s/ THOMAS CHARLES THEOBALD Thomas Charles Theobald	Director

David Marion Thomas	Director

S-2