Form 10-Q
period 2002-03-31
MONY GROUP INC
filed 2002-05-15
CIK 1069822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 6, 2002 there were 48,567,607 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

ITEM 1:

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and December 31, 2001

	March 31,	December 31,
	2002	2001
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$6,920.2	$6,976.1
Trading account securities, at market value	712.5	378.5
Securities pledged as collateral	—	345.5
Equity securities available-for-sale, at fair value	305.8	299.2
Mortgage loans on real estate	1,763.2	1,809.7
Policy loans	1,223.7	1,229.0
Other invested assets	367.0	347.5

	11,292.4	11,385.5
Cash and cash equivalents	535.2	441.0
Accrued investment income	210.4	192.9
Amounts due from reinsurers	570.9	595.8
Premiums receivable	8.9	11.1
Deferred policy acquisition costs	1,261.6	1,233.8
Securities borrowed	0.2	601.0
Receivable from brokerage customers, net	0.2	452.1
Other assets	858.1	893.5
Assets transferred in Group Pension Transaction (Note 4)	4,573.9	4,650.4
Separate account assets	5,181.1	5,195.2

Total assets	$24,492.9	$25,652.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$7,888.2	$7,870.0
Policyholders’ account balances	2,365.3	2,337.1
Other policyholders’ liabilities	289.7	281.1
Amounts due to reinsurers	75.8	74.6
Securities loaned	—	392.4
Securities sold, not yet purchased, at market value	588.7	539.2
Payable to brokerage customers	0.8	374.4
Accounts payable and other liabilities	774.1	867.8
Short term debt	7.0	320.0
Long term debt	579.0	578.8
Current federal income taxes payable	88.8	81.6
Deferred federal income taxes	85.5	104.3
Liabilities transferred in Group Pension Transaction (Note 4)	4,521.0	4,586.5
Separate account liabilities	5,178.2	5,192.3

Total liabilities	$22,442.1	$23,600.1
Commitments and contingencies (Note 5)
Common stock, $0.01 par value; 400 million shares authorized; 51.2 million shares issued at March 31, 2002 and December 31, 2001; 48.0 million shares outstanding at March 31, 2002 and 48.1 million shares outstanding at December 31, 2001	0.5	0.5
Capital in excess of par	1,761.0	1,760.3
Treasury stock at cost: 3.2 million and 3.1 million shares at March 31, 2002, and December 31, 2001, respectively	(104.9)	(104.7)
Retained earnings	373.6	359.3
Accumulated other comprehensive income	21.8	38.1
Unamortized restricted stock compensation	(1.2)	(1.3)

Total shareholders’ equity	2,050.8	2,052.2

Total liabilities and shareholders’ equity	$24,492.9	$25,652.3

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Three-month Periods Ended March 31, 2002 and 2001

	2002	2001
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$164.4	$165.1
Universal life and investment-type product policy fees	49.0	49.7
Net investment income	189.7	183.7
Net realized (losses) gains on investments	(2.4)	2.5
Group Pension Profits (Note 4)	7.7	9.9
Retail Brokerage and Investment Banking revenues	90.8	71.1
Other income	38.2	30.3

	537.4	512.3

Benefits and Expenses:
Benefits to policyholders	190.7	197.7
Interest credited to policyholders’ account balances	27.9	28.3
Amortization of deferred policy acquisition costs	32.8	37.2
Dividends to policyholders	61.5	54.6
Other operating costs and expenses	203.4	174.2

	516.3	492.0

Income before income taxes	21.1	20.3
Income tax	6.8	7.0

Net income	14.3	13.3
Other comprehensive (loss)/income, net	(16.3)	19.1

Comprehensive (loss)/income	$(2.0)	$32.4

Net income per share data:
Basic earnings per share	$0.30	$0.27

Diluted earnings per share	$0.29	$0.26

Share Data:
Weighted-average shares used in basic per share calculation	48,012,310	48,720,335
Plus: incremental shares from assumed conversion of dilutive securities	1,724,895	1,594,447

Weighted-average shares used in diluted per share calculations	49,737,205	50,314,782

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS’ EQUITY
Three-month Period Ended March 31, 2002

	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance, December 31, 2001	$0.5	$1,760.3	$(104.7)	$359.3	$38.1	$(1.3)	$2,052.2
Issuance of Shares		0.7					0.7
Purchases of treasury stock, at cost			(0.2)				(0.2)
Unamortized restricted stock compensation						0.1	0.1
Comprehensive income:
Net income				14.3			14.3
Other comprehensive loss(1)					(16.3)		(16.3)

Comprehensive loss							(2.0)

Balance, March 31, 2002	$0.5	$1,761.0	$(104.9)	$373.6	$21.8	$(1.2)	$2,050.8

(1)
Represents unrealized gains on investments (net of unrealized losses, the effect of unrealized gains on deferred acquisition costs and dividends to policyholders), reclassification adjustments, minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-month Periods Ended March 31, 2002 and 2001

	2002	2001
	($ in millions)
Net cash provided by/(used in) operating activities	$64.6	$(7.2)
Cash flows from investing activities:
Sales, maturities or repayment of:
Fixed maturities securities	232.0	228.4
Equity securities	14.4	15.3
Policy loans, net	5.3	5.3
Other invested assets	80.0	96.2
Acquisitions of investments:
Fixed maturities securities	(278.0)	(230.4)
Equity securities	(2.3)	(8.8)
Other, net	(50.7)	(113.0)
Property, plant and equipment, net	(4.8)	(10.3)
Acquisition of subsidiaries, net of cash acquired	—	(208.0)

Net cash (used in) investing activities	$(4.1)	$(225.3)

Cash flows from financing activities:
Receipts from annuity and universal life policies credited to policyholder’s account balances(1)	238.1	286.8
Return of policyholder account balances on annuity and universal life policies(1)	(204.9)	(288.1)
Treasury stock repurchases	(0.2)	(11.1)
Other	0.7	0.4

Net cash provided by/(used in) financing activities	33.7	(12.0)

Net increase/(decrease) in cash and cash equivalents	94.2	(244.5)
Cash and cash equivalents, beginning of period	441.0	869.6

Cash and cash equivalents, end of period	$535.2	$625.1

(1)	Includes exchanges to a new FPVA product series.

See accompanying notes to unaudited interim condensed consolidated financial statements

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI/BOLI”), mutual funds, securities brokerage, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services to individuals and institutional clients through: (i) a career agency sales force operated by its principal life insurance subsidiary and financial advisors and brokers of its securities broker-dealer and mutual fund subsidiaries (“Proprietary Distribution”) and (ii) complementary distribution channels (“Complementary Distribution”), which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team. For the three months ended March 31, 2002, Proprietary Distribution accounted for approximately 32.0%, and 39.2% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues. Complementary Distribution accounted for 68.0% and 60.8% of sales of protection and accumulation products, respectively, and 0.0% of retail brokerage and investment banking revenues for the three months ended March 31, 2002. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million people.

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

2.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans, and impairment writedowns for other invested assets, and (iv) litigation contingencies and restructuring charges. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within such year, except that assets held for sale as a result of disposal activities initiated prior to the effective date of SFAS 144 may be accounted for in accordance with prior guidance until the end of the fiscal year in which SFAS 144 is effective. SFAS 144 retains many of the same provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statements of income and comprehensive income. The Company has real estate held for sale, included in “Other invested assets”, that meet the definition of a component of the entity. Substantially all the Company’s real estate held for sale resulted from disposal activities initiated prior to the effective date of SFAS 144. The Company expects to adopt SFAS 144 by year end. Pre-tax income from real estate held for sale recorded for the quarter ended March 31, 2002 was approximately $7.1 million.

3.    Segment Information:

For management and reporting purposes, the Company’s business is organized in three principal reportable operating segments, the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment.

Products comprising the Protection Products segment primarily include a wide range of insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor whole life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits derived therefrom (see Note 4) and (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto (see Note 6).

The Accumulation Products segment primarily includes flexible premium variable annuities, single premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, MSC and Matrix Capital Markets Group, Inc. and Matrix Private Equities, Inc. (collectively referred to as “Matrix”), wholly owned subsidiaries of the MONY Group. Advest provides diversified financial services including securities brokerage, trading, investment banking, trust, and asset management services. Matrix is a middle market investment bank specializing in merger and acquisition services for a middle market client base. MSC is a

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities broker dealer that transacts customer trades primarily in securities and mutual funds. In addition to selling the Company’s Protection and Accumulation Products, MSC provides the Company’s career agency distribution system access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities).

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

Segment Summary Financial Information

	For the Three-month Periods Ended March 31,
	2002	2001
	($ in millions)
Premiums:
Protection Products	$160.4	$161.6
Accumulation Products	1.5	1.3
Other Products	2.5	2.2

	$164.4	$165.1

Universal life and investment-type product policy fees:
Protection Products	$35.7	$34.5
Accumulation Products	12.1	15.2
Other Products	1.2	—

	$49.0	$49.7

Net investment income and net realized gains (losses) on investments:
Protection Products	$151.7	$149.9
Accumulation Products	21.0	20.2
Retail Brokerage and Investment Banking	2.3	0.8
Other Products	6.5	6.0
Reconciling amounts	5.8	9.3

	$187.3	$186.2

Other income:(1)
Protection Products	$13.5	$7.7
Accumulation Products	25.8	26.2
Retail Brokerage and Investment Banking	90.8	71.1
Other Products	5.0	4.5
Reconciling amounts	1.6	1.8

	$136.7	$111.3

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
	For the Three-month Periods Ended March 31,
	2002	2001
	($ in millions)
Amortization of deferred policy acquisition costs:
Protection Products	$26.9	$30.9
Accumulation Products	5.9	6.3

	$32.8	$37.2

Benefits to policyholders:(2)
Protection Products	$191.4	$198.7
Accumulation Products	16.6	16.1
Other Products	8.3	8.4
Reconciling amounts	2.3	2.8

	$218.6	$226.0

Income before income taxes:
Protection Products	$25.5	$20.5
Accumulation Products	8.5	12.0
Retail Brokerage and Investment Banking	(0.8)	(1.9)
Other Products	(4.6)	(5.5)
Reconciling amounts	(7.5)	(4.8)

	$21.1	$20.3

	As of March 31, 2002	As of December 31, 2001
	($ in millions)
Assets:(3)
Protection Products(4)	$16,222.9	$16,188.1
Accumulation Products	5,069.9	5,077.7
Retail Brokerage and Investment Banking	1,065.8	1,101.3
Other Products	1,071.9	1,116.1
Reconciling amounts	1,062.4	2,169.1

	$24,492.9	$25,652.3

Deferred policy acquisition costs:
Protection Products	$1,107.8	$1,087.0
Accumulation Products	153.8	146.8

	$1,261.6	$1,233.8

Policyholders’ liabilities:
Protection Products(5)	$10,391.2	$10,366.5
Accumulation Products	1,154.4	1,142.5
Other Products	360.4	361.7
Reconciling amounts	16.1	16.3

	$11,922.1	$11,887.0

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
	As of March 31, 2002	As of December 31, 2001
	($ in millions)
Separate account liabilities:(3)
Protection Products(6)	$3,795.8	$3,783.7
Accumulation Products	3,444.1	3,464.3
Other Products	412.9	429.7
Reconciling amounts	684.4	694.1

	$8,337.2	$8,371.8

(1)	Includes Group Pension Profits, Retail Brokerage and Investment Banking revenues and other income.
(2)	Includes benefits to policyholders and interest credited to policyholders’ account balances.
(3)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(4)	Includes assets transferred in the Group Pension Transaction of $4,573.9 million and $4,650.4 million as of March 31, 2002 and December 31, 2001, respectively (see Note 4).
(5)	Includes policyholder liabilities transferred in the Group Pension Transaction of $1,378.9 million and $1,398.8 million as of March 31, 2002 and December 31, 2001, respectively (see Note 4).
(6)	Includes separate account liabilities transferred in the Group Pension Transaction of $3,159.0 million and $3,179.5 million as of March 31, 2002 and December 31, 2001 respectively (see Note 4).

The following is a summary of premiums and universal life and investment-type product policy fees by product for the three month periods ended March 31, 2002 and 2001, respectively.

	Three-month Period Ended March 31,
	2002	2001
	($ in millions)
Premiums:
Individual life	$160.4	$161.5
Group insurance	2.5	2.2
Disability income insurance	0.1	0.1
Other	1.4	1.3

Total	$164.4	$165.1

Universal life and investment-type product policy fees:
Universal life	$18.3	$18.4
Variable universal life	15.0	13.7
Group universal life	2.4	2.4
Individual variable annuities	12.1	15.2
Individual fixed annuities	1.2	—

Total	$49.0	$49.7

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    The Group Pension Transaction:

The following sets forth certain summarized financial information relating to the Group Pension Transaction as of and for the periods indicated, including information regarding: (i) the general account assets transferred to support the existing deposits in the Group Pension Transaction (such assets hereafter referred to as the “AEGON Portfolio”), (ii) the transferred separate account assets and liabilities, and (iii) the components of revenue and expense comprising the Group Pension Profits.

	As of March 31, 2002	As of December 31, 2001
	($ in millions)
Assets:
General Account
Fixed Maturities: available-for-sale, at estimated fair value (amortized cost; $1,335.3 million and $1,371.2 million, respectively)	$1,345.9	$1,400.5
Mortgage loans on real estate	25.8	26.5
Cash and cash equivalents	21.9	19.4
Accrued investment income	21.3	24.5

Total general account assets	1,414.9	1,470.9
Separate account assets	3,159.0	3,179.5

Total assets	$4,573.9	$4,650.4

Liabilities:
General Account(1)
Policyholders’ account balances	$1,378.9	$1,398.8
Other liabilities	(16.9)	8.2

Total general account liabilities	$1,362.0	$1,407.0

Separate account liabilities(2)	$3,159.0	$3,179.5

Total Liabilities	$4,521.0	$4,586.5

(1)
Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $70.7 million and $71.2 million as of March 31, 2002 and December 31, 2001, respectively.

(2)
Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $11.7 million and $11.8 million as of March 31, 2002 and December 31, 2001, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three-month Periods Ended March 31,
	2002	2001
	($ in millions)
Revenues:
Product policy fees	$4.7	$5.2
Net investment income	23.2	27.2
Net realized (losses) gains on investments	(0.2)	1.7

Total Revenues	27.7	34.1
Benefits and Expenses:
Interest Credited to policyholders’ account balances	15.8	18.5
Other operating costs and expenses	4.2	5.7

Total benefits and expenses	20.0	24.2

Group Pension Profits	$7.7	$9.9

5.    Commitments and Contingencies:

Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY and MLOA alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

On October 21, 1997, the New York State Supreme Court granted MONY’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On August 9, 2001, the New York State Appellate Division, First Department, affirmed the ruling

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limiting the class to New York purchasers. On January 15, 2002, the New York State Court of Appeals granted the plaintiffs’ motion for leave to appeal from that decision. MONY and MLOA intend to defend themselves vigorously against the plaintiffs’ appeal and the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

The MONY Group, MONY Life and the New York Superintendent moved to dismiss the state court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motions and dismissed all claims against the MONY Group, MONY Life and the New York Superintendent. Plaintiffs have appealed the dismissal of the claims against the MONY Group, MONY Life and the New York Superintendent to the New York Appellate Division, First Department. MONY Group and MONY Life intend to defend themselves vigorously against plaintiffs’ appeal. There can be no assurance, however, that the present litigation will not have a material adverse effect on them.

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

At March 31, 2002, the Company had commitments to fund the following: $109.0 million of equity partnership investments, an $8.0 million private fixed maturity with an interest rate of 7.01%, $5.8 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 6.9% to 8.3%, $178.6 million fixed and floating rate commercial mortgages with interest rates ranging from 4.53% to 8.27% and $5.5 million of mezzanine financing with pay rates ranging from 9.0% to 10.0%.

In addition, the Company maintains a syndicated credit facility with domestic banks aggregating $150.0 million, with a scheduled renewal date in June 2002. In accordance with certain covenants of the facilities, the Company is required to maintain a certain statutory tangible net worth and debt to capitalization ratio. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company’s $150.0 million commercial paper program which was activated in the third quarter of 2000. The Company has complied with all covenants of the facilities, has not borrowed against these lines of credit since their inception, and does not have any commercial paper outstanding as of March 31, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Closed Block:

The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	March 31, 2002	December 31, 2001
	($ in millions)
Assets:
Fixed Maturities:
Available for sale, at estimated fair value (amortized cost; $3,803.5 and $3,780.9, respectively)	$3,834.0	$3,868.9
Mortgage loans on real restate	578.9	622.1
Policy loans	1,135.3	1,144.3
Cash and cash equivalents	101.9	56.2
Amounts due from broker	18.1	6.2
Premiums receivable	7.3	12.5
Deferred policy acquisition costs	492.6	500.6
Other assets	245.0	219.3

Total Closed Block assets	$6,413.1	$6,430.1

Liabilities:
Future policy benefits	$6,870.3	$6,869.8
Policyholders’ account balances	292.4	292.9
Other policyholders’ liabilities	165.6	162.2
Other liabilities	132.2	163.9

Total Closed Block liabilities	$7,460.5	$7,488.8

	For the Three-month Period Ended March 31,
	2002	2001
	($ in millions)
Revenues:
Premiums	$120.4	$129.3
Net investment income	98.2	99.9
Net realized (losses) on investments	(1.1)	(0.1)
Other income	0.4	0.5

Total revenues	217.9	229.6

Benefits and Expenses:
Benefits to policyholders	$132.1	$141.4
Interest credited to policyholders’ account balances	2.1	2.1
Amortization of deferred policy acquisition costs	11.7	21.2
Dividends to policyholders	60.2	53.5
Other operating costs and expenses	1.1	1.7

Total benefits and expenses	207.2	219.9

Contribution from the Closed Block	$10.7	$9.7

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three-month periods ended March 31, 2002 and 2001, there were $0.0 million and $2.4 million in charges for other than temporary impairments on fixed maturities in the Closed Block.

7.    Reorganization and Other Charges:

During 2001, the Company recorded “Reorganization Charges” aggregating approximately $56.8 million on a pre-tax basis taken in connection with the Company’s previously announced reorganization of certain of its businesses. Of the reorganization charges recorded, approximately $10.3 million of severance benefits relating to headcount reductions in the Company’s home office and career agency system and $8.7 million of other reorganization charges met the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The liability relating to the aforementioned restructuring charges at December 31, 2001 was $12.6 million and was reduced by actual payments and revisions to estimates made during the first quarter of 2002 as follows:

	December 31, 2001	Payments/ Revisions to Estimates	March 31, 2002
Restructuring Charges Liability:
Severance benefits	$8.1	$(2.8)	$5.3
Other reorganization charges	4.5	(0.2)	4.3

Total Restructuring Charges Liability	$12.6	$(3.0)	$9.6

8.    Subsequent Events:

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block business within MONY Life, issued $300.0 million of floating rate insured debt securities in a private placement. The Closed Block business consists of MONY Life’s regulatory Closed Block and surplus and related assets within MONY Life that support the business in the regulatory Closed Block.

Proceeds to MONY Holdings from the issuance of the aforementioned debt securities, after all offering and other related expenses, were approximately $289.9 million. Of this amount, $60.0 million was deposited in a debt service coverage account, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the notes. These funds will ultimately revert back to the Company, provided that the cash flows from the Closed Block business are sufficient to satisfy MONY Holdings’ obligations under the notes.

Interest on the notes accrues at an annual rate equal to three-month LIBOR plus 0.55%. Concurrent with the issuance of the notes, MONY Holdings entered into an interest rate swap contract, which locked in a fixed rate of interest on the debt. Including all costs associated with the offering, the effective cost of the debt is 7.44%.

Pursuant to the terms of the structured financing, MONY Holdings can issue an additional $150.0 million of this floating rate insured debt in the future. This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block business. The source of cash flows and the collateral for the payment of

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal and interest on the debt is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the aforementioned interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the aforementioned cash flows and collateral, investors in the notes have limited recourse to MONY Holdings in the event of any default under the notes. The amount of dividends attributable to the Closed Block business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block business, subject to certain adjustments described in the indenture.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes to the unaudited interim condensed consolidated financial statements included elsewhere herein, as well as MONY Group’s Annual Report on Form 10K for fiscal year ended December 31, 2001 (“MONY Group’s 2001 Annual Report”) not included herein.

Summary of Financial Results

The following tables present the Company’s consolidated and segmented results of operations for the three- month periods ended March 31, 2002 and 2001. The discussion following these tables discusses the Company’s consolidated and segmented results of operations.

	For the Three-month Period Ended March 31, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$160.4	$1.5	$—	$2.5	$—	$164.4
Universal life and investment-type product policy fees	35.7	12.1	—	1.2	—	49.0
Net investment income and realized losses on investments	151.7	21.0	2.3	6.5	5.8	187.3
Group Pension Profits	7.7	—	—	—	—	7.7
Retail Brokerage and Investment Banking revenues	—	—	90.8	—	—	90.8
Other income	5.8	25.8	—	5.0	1.6	38.2

Total revenue	361.3	60.4	93.1	15.2	7.4	537.4

Benefits and Expenses:
Benefits to policyholders	176.0	6.2	—	6.1	2.4	190.7
Interest credited to policyholders’ account balances	15.4	10.4	—	2.2	(0.1)	27.9
Amortization of deferred policy acquisition costs	26.9	5.9	—	—	—	32.8
Dividends to policyholders	60.9	0.3	—	0.3	—	61.5
Other operating costs and expenses	56.6	29.1	93.9	11.2	12.6	203.4

Total expenses	335.8	51.9	93.9	19.8	14.9	516.3

Income before income taxes	$25.5	$8.5	$(0.8)	$(4.6)	$(7.5)	21.1

Income tax expense						6.8

Net Income						$14.3

	For the Three-month Period Ended March 31, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$161.6	$1.3	$—	2.2	$—	$165.1
Universal life and investment-type product policy fees	34.5	15.2	—	—	—	49.7
Net investment income and realized gains on investments	149.9	20.2	0.8	6.0	9.3	186.2
Group Pension Profits	9.9	—	—	—	—	9.9
Retail Brokerage and Investment Banking revenues	—	—	71.1	—	—	71.1
Other income	(2.2)	26.2	—	4.5	1.8	30.3

Total revenue	353.7	62.9	71.9	12.7	11.1	512.3

Benefits and Expenses:
Benefits to policyholders	183.2	5.8	—	5.9	2.8	197.7
Interest credited to policyholders’ balances	15.5	10.3	—	2.5	—	28.3
Amortization of deferred policy acquisition costs	30.9	6.3	—	—	—	37.2
Dividends to policyholders	54.0	0.4	—	0.2	—	54.6
Other operating costs and expenses	49.6	28.1	73.8	9.6	13.1	174.2

Total revenue	333.2	50.9	73.8	18.2	15.9	492.0

Income before income taxes	$20.5	$12.0	$(1.9)	$(5.5)	$(4.8)	$20.3

Income tax expense						7.0

Net Income						$13.3

Three-month Period Ended March 31, 2002 Compared to the Three-month Period Ended March 31, 2001

Premiums — Premium revenue was $164.4 million for the three-month period ended March 31, 2002, a decrease of $0.7 million, or 0.4% from $165.1 million reported for the comparable prior year period. The decrease was primarily a result of lower premiums in the Protection Products segment of $1.2 million, offset by higher premiums in the Accumulation Products and Other Products segments of $0.2 million and $0.3 million respectively. The decrease of premiums in the Protection Products segment was primarily a result of lower renewal premiums on individual life of $0.9 million due to the reduction of the in-force block and lower single premiums on individual life of $2.3 million, partially offset by an increase of $2.1 million in new premiums from the sale of special risk insurance products offered by USFL. The increase in USFL’s premiums is primarily attributable to the expansion of its distribution and the improvement in its financial strength ratings since being acquired by the Company.

Universal life and investment-type product policy fees — Universal life and investment-type product policy fees were $49.0 million for the three-month period ended March 31, 2002, a decrease of $0.7 million, or 1.4% from $49.7 million reported for the comparable prior year period. The decrease was due to lower fees in the Accumulation Products segment of $3.1 million offset by higher fees in the Protection Products and Other Products segments of $1.2 million each. The decrease in the Accumulation Products segment was primarily due to lower mortality and expense charges of $0.8 million and a $2.1 million decrease in surrender charges in the Company’s FPVA product. The decline in FPVA mortality and expense charges is due to lower fund balances in the Separate Accounts due to stock market declines. The decrease in FPVA surrender charges is due to the positive efforts of the Company’s conservation program coupled with other measures designed to improve persistency. The increase in the Protection Products segment was primarily attributable to higher fees earned on VL and VUL business of $0.6 million and $2.0 million, respectively, consistent with growth in the in force blocks of such business which was offset by lower fees on the CSVUL, and UL business of $1.2 million and $0.2 million, respectively, net of reinsurance.

Net investment income and realized gains on investments — Net investment income was $189.7 million for the three-month period ended March 31, 2002, an increase of $6.0 million, or 3.3%, from $183.7 million reported for the comparable prior year period. The increase in net investment income is primarily related to $10.6 million of higher income reported by the Company from its investments in limited partnership interests. Such partnerships provide venture capital funding to companies through the purchase of, or investment in, equity securities issued by such companies. Real estate income increased $4.6 million, which relates to the partnership interests in a specific investment property. Also contributing to the higher net investment income are lower investment expenses of $3.9 million. Partially offsetting these increases in net investment income was a decline in interest rates. The annualized yield on the Company’s invested assets, excluding limited partnership interests, before and after realized gains (losses) on investments was 6.8% and 6.7%, respectively, for the three-month period ended March 31, 2002, as compared to 7.0% and 7.1%, respectively, for the three-month period ended March 31, 2001. See “Investments — Results by Asset Category.”

As of March 31, 2002, the Company had approximately $19.3 million of additional pre-tax gains related to its venture capital limited partnership investment that may be recognized in earnings in the future subject to market fluctuation.

Net realized capital losses were $2.4 million for the three-month period ended March 31, 2002, a decrease of $4.9 million, from gains of $2.5 million for the comparable prior year period. The following table sets forth the components of net realized gains (losses) by investment category for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001.

	For the Three-month Period Ended March 31,
	2002	2001
	($ in millions)
Real estate	$(3.5)	$(1.6)
Equity securities	(1.1)	(1.6)
Fixed maturities	4.8	4.7
Mortgage loans	(2.6)	1.7
Other	0.0	(0.7)

	$(2.4)	$2.5

Group Pension Profits — Group Pension Profits were $7.7 million for the three-month period ended March 31, 2002, a decrease of $2.2 million, or 22.2%, from $9.9 million in the comparable prior year period. The decrease is primarily due to lower operating income of $7.9 million due to the run-off of the Group Pension business partially offset with capital losses of $0.2 million in 2002. Operating income and capital gains for the comparable prior year period were $8.3 million and $1.6 million, respectively.

Refer to Note 4 of the Unaudited Interim Condensed Consolidated Financial Statements included herein for certain summary financial information relating to the Group Pension Transaction and the Group Pension Profits. Management expects that Group Pension Profits will decline throughout 2002 through the termination of the Group Pension Transaction on December 31, 2002 consistent with the continuing run-off of the underlying business.

Retail Brokerage and Investment Banking revenues — Retail Brokerage and Investment Banking revenues were $90.8 million for the three-month period ended March 31, 2002, an increase of $19.7 million, or 27.7%, from $71.1 million in the comparable prior year period. The increase is due to increased revenues from Advest, partially offset by decreased revenues from MSC and Matrix. Advest had retail brokerage and investment banking revenues of $79.7 million for the three-month period ended March 31, 2002, an increase of $21.3 million, or 36.4%, from $58.4 million in the comparable prior year period due to the inclusion of an additional month’s worth of revenues in 2002, partially offset by a decrease in interest revenue due to the outsourcing of Advest’s clearing operations. The Company acquired Advest on January 31, 2001. The retail brokerage and investment banking revenues from MSC and Matrix decreased due to lower commission revenue and merger and acquisition fees, respectively. All expenses related to the operations of Advest, Matrix and MSC are recorded in “Other operating costs and expenses” in the Company’s unaudited interim consolidated statement of income and comprehensive income.

Other income — Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $38.2 million for the three-month period ended March 31, 2002, an increase of $7.9 million, or 26.1%, from $30.3 million reported for the comparable prior year period. The increase was primarily due to higher income of $8.0 million recorded in the Protection Products segment due to the increased cash surrender value of the Company’s corporate owned life insurance (“COLI”) contract as a result of favorable market conditions. The Company purchased this COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. This COLI contract substantially hedges the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in “other operating costs and expenses”.

Benefits to policyholders — Benefits to policyholders were $190.7 million for the three-month period ended March 31, 2002, a decrease of $7.0 million, or 3.5%, from $197.7 million reported for the comparable prior year period. The decrease was primarily due to lower benefits in the Protection Products segment of $7.7 million offset by higher benefits of $0.4 million in the Accumulation Products segment and $0.3 million in the Other Products segment. The decrease in the Protection Product segment was primarily due to lower benefits in the individual life, variable universal life, and universal life business of $4.0 million, $2.8 million and $0.8 million respectively. The decrease in total benefits was primarily due to better mortality offset in part by an increase in reserves. The increase in the Accumulation Products segment is primarily due to higher supplemental contract reserves and benefits of $4.2 million, a $0.4 million increase. The increased reserves are attributable to higher sales of accumulation products. The increase in the Other Products segment is due to higher benefits on Association business.

Interest credited to policyholders’ account balances — Interest credited to policyholders’ account balances was $27.9 million for the three-month period ended March 31, 2002, a decrease of $0.4 million, or 1.4%, from $28.3 million reported for the comparable prior year period. The decrease is primarily due to lower interest crediting on the Company’s retained portion of the group pension business.

Amortization of deferred policy acquisition costs — Amortization of deferred policy acquisition costs (“DAC”) was $32.8 million for the three-month period ended March 31, 2002, a decrease of $4.4 million, or 11.8%, from $37.2 million reported in the comparable prior year period. The decrease is due to lower amortization of $4.0 million and $0.4 million in the Protection Products and Accumulation Products segments respectively. The decrease in the Protection Products segment was as a result of lower amortization of $7.8 million for individual life products offset by increased amortization for universal life, variable universal life, and CSVL products of $1.2 million, $2.1 million and $0.6 million respectively. The decrease in the Accumulation Products segment is due to lower amortization on the FPVA product as a result of lower surrenders.

Dividends to policyholders — Dividends to policyholders were $61.5 million for the three-month period ended March 31, 2002, an increase of $6.9 million, or 12.6%, from $54.6 million reported for the comparable prior year period. The increase is attributable to approximately $13.0 million of deferred dividends in the Protection Products Segment due to Closed Block actual results for the period in excess of that expected based on the original funding assumptions underlying the Closed Block, offset in part by lower dividends of approximately $6.4 million due to a decrease in dividend scales.

Other operating costs and expenses — Other operating costs and expenses were $203.4 million for the three-month period ended March 31, 2002, an increase of $29.2 million, or 16.8%, from $174.2 million reported for the comparable prior year period. The increase is primarily attributable to a $7.0 million increase in the Protection Products segment and a $20.1 million increase in the Retail Brokerage and Investment Banking segment. The increase in the Protection Products segment consist of higher costs relating to the Company’s benefit plans of $11.2 million, partially offset by lower overhead, interest and depreciation costs of approximately $4.2 million. The increase in costs relating to the Company’s benefit plans is primarily attributable to an increase in the Company’s non-qualified deferred compensation liabilities, which are substantially hedged by the change in the cash surrender value of a COLI contract owned by the Company (refer to “Other Income” above). The increase in the Retail Brokerage and Investment Banking segment is primarily attributable to the inclusion of an additional month’s worth of Advest expenses, partially offset by lower interest and commission expenses. The remainder of the increase in other operating costs and expenses was attributable to increases of $1.0 million and $1.6 million in the Accumulation Products and Other Products segments, respectively, partially offset by a $0.5 million decrease in items reflected as Reconciling Amounts. These variances were attributable to increases in general operating expenses.

New Business Information

The Company distributes its Protection and Accumulation products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers, (ii) sales of Protection Products by the Company’s USFL subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company’s corporate marketing team, and (iv) sales of a variety of financial products and services through the Company’s Trusted Advisors subsidiary. The table below and the discussion which follows present certain information with respect to the Company’s sales of protection and accumulation products during the three month periods ended March 31, 2002 and 2001 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution.

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

New Business and Revenues By Source

	Three-months Ended March 31,
	2002	2001
	($ in millions)
New Business By Source of Distribution
Protection Products
Career Agency System	$15.6	$17.1
U.S. Financial Life Insurance Company	12.1	9.8
Complementary Distribution(1)	21.0	22.4

Total New Annualized Life Insurance Premiums	$48.7	$49.3

Accumulation Products
Career Agency System — Variable Annuities(2)	$100.0	$72.0
Career Agency System — Mutual Funds	74.0	116.0
Third Party Distribution — Mutual Funds	270.0	249.0

Total Accumulation Sales	$444.0	$437.0

Retail Brokerage & Investment Banking Revenues
Advest(3)	$79.7	$58.4
MONY Securities Corp.	10.8	11.0
Matrix	0.3	1.8

Total Revenue	$90.8	$71.2

(1)	Amounts are primarily comprised of COLI cases.
(2)
Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(3)
Amounts presented for Advest are for the two-month period ended March 31, 2001. Advest was acquired on January 31, 2001 and accordingly, the Company’s consolidated results of operations include only the activity of Advest for the two month period ended March 31, 2001.

Protection Products Segment — New Business Information for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001

Total new annualized and single life insurance premiums for the three-month period ended March 31, 2002 were $48.7 million, compared with $49.3 million during the comparable prior year period.

The decrease was primarily due to decreased sales of COLI and BOLI which were $18.2 million for the three-month period ended March 31, 2002, compared to $22.1 million for the comparable prior year period. The decrease in sales reflects increased competition in the marketplace. Corporate sales are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

New life insurance premiums (first-year and single premiums) through the career network decreased for the three-month period ended March 31, 2002 to $15.6 million compared to $17.1 million for the comparable prior year period.

USFL sales were $12.1 million for the three-month period ended March 31, 2002, compared to $9.8 million during the comparable 2001 period due to an increase in universal life sales.

Accumulation Products Segment — New Business Information for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001

The following tables set forth assets under management as of March 31, 2002 and March 31, 2001, and changes in the primary components of assets under management for the three-month periods ended March 31, 2002 and 2001:

	As of March 31, 2002	As of March 31, 2001
	($ in billions)
Assets under management:
Individual variable annuities	$3.9	$3.9
Individual fixed annuities	0.7	0.7
Proprietary retail mutual funds	4.5	4.3

	$9.1	$8.9

	For the Three-month Periods Ended March 31,
	2002	2001
	($ in billions)
Individual Variable Annuities:
Beginning account value	$3.9	$4.4
Sales(1)	0.1	0.1
Market appreciation	—	(0.5)
Mortality and expense charges	—	—
Surrenders and withdrawals(1)	(0.1)	(0.1)

Ending account value	$3.9	$3.9

Proprietary Retail Mutual Funds:
Beginning account value	$4.4	$4.8
Sales	0.3	0.4
Dividends reinvested	—	—
Market appreciation	—	(0.6)
Redemptions	(0.2)	(0.3)

Ending account value	$4.5	$4.3

(1)
Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Accumulation sales were $444.0 million for the three-month period ended March 31, 2002 compared to $437.0 million in the comparable prior year period. The Enterprise Group of Funds had sales of $344.0 million, $270.0 million of which were sold through third-party broker-dealers and $74.0 million of which were sold through the Company’s career network. Comparably, first quarter 2001 sales for Enterprise were $365.0 million, $249.0 million of which were from third-party broker dealers and $116.0 million of which were from the career network. The Company’s mutual fund business experienced net inflows of $76.0 million for the quarter ended March 31, 2002. Annuity sales, net of exchanges, were $100.0 million during the three-month period ended March 31, 2002 compared to $72.0 million during the three-month period ended March 31, 2001. Due to an improvement in the equity markets, accumulation assets under management increased 1.1% to $9.1 billion as of March 31, 2002 from $9.0 billion as of December 31, 2001.

Retail Brokerage and Investment Banking Segment — Revenue Information for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001

The Retail Brokerage and Investment Banking segment offers securities brokerage, trading, investment banking, trust, and asset management services to high-net worth individuals and small to mid-size business owners through Advest, Matrix and MSC. The Retail Brokerage and Investment Banking segment revenues were $90.8 million for the three-month period ended March 31, 2002. Advest’s trading revenues improved over the prior year, however these improvements were offset by a decrease of interest income on margin accounts as a result of the outsourcing of Advest’s clearing operation which was completed in early 2002. In connection with the outsourcing, Advest entered into an interest-sharing agreement, which has resulted in lower net interest profits in the current year. There was also a corresponding decrease in interest expense in connection with the outsourcing. Advest revenues were $79.7 million for the three-month period ended March 31, 2002, compared to $93.5 million for the three-month period ended March 31, 2001 on a proforma basis. Advest was acquired by the Company on January 31, 2001. Revenues from Advest’s private client group were $44.1 million for the three-month period ended March 31, 2002 compared to $30.1 million for February and March 2001. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the three-month period ended March 31, 2002, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $10.8 million, compared with $11.0 million during the comparable prior year period.

Liquidity and Capital Resources

MONY Group and MONY Holdings

On February 27, 2002, The MONY Group Inc. (“MONY Group”) formed a downstream holding company, MONY Holding LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life Insurance Company (“MONY Life”) to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block business within MONY Life, issued $300 million of floating rate insured debt securities in a private placement. The Closed Block business consists of MONY Life’s regulatory Closed Block and surplus and related assets within MONY Life that support the business in the regulatory Closed Block.

Proceeds to MONY Holdings from the issuance of the aforementioned debt securities, after all offering and other related expenses, were approximately $289.9 million. Of this amount, $60 million was deposited in a debt service coverage account, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the notes. These funds will ultimately revert back to the Company, provided that the cash flows from the Closed Block business are sufficient to satisfy the MONY Holdings’ obligations under the notes. The balance of the proceeds aggregating $227.7 million was paid in dividends by MONY Holdings to MONY Group.

Interest on the notes accrues at an annual rate equal to three-month LIBOR plus 0.55%. Concurrent with the issuance of the notes, MONY Holdings entered into an interest rate swap contract, which locked in a fixed rate of interest on the debt of 7.19%. Including all costs associated with the offering, the effective cost of the debt is 7.44%.

Pursuant to the terms of the structured financing, MONY Holdings can issue an additional $150.0 million of this floating rate insured debt in the future. This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block business. The source of cash flows and the collateral for the payment of principal and interest on the debt is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the aforementioned interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the aforementioned cash flows and collateral, investors in the notes have limited recourse to MONY Holdings in the event of any default under the notes. The amount of dividends attributable to the Closed Block business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block business, subject to certain adjustments described in the indenture.

MONY Group’s cash flow principally consists of investment income from its invested assets (including interest from the inter-company surplus notes, as hereafter defined) and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid, offset by expenses incurred in connection with the administration of the MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depend upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) interest income on the inter-company surplus notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Group is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law.

Issuance of Senior Notes and Repurchase of Senior Notes

On January 12, 2000, the MONY Group filed a registration statement on Form S-3 with the Securities and Exchange Commission to register certain securities (the “Shelf Registration”). This registration provides the Company with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. See the “Notes to the Unaudited Interim Condensed Consolidated Financial Statements” included elsewhere herein. Through March 31, 2002 the Company issued securities in the form of senior indebtedness of the MONY Group aggregating $575.0 million pursuant to this Shelf Registration.

Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income and short term debt, increased to $2,608.0 million at March 31, 2002, as compared to $2,592.9 million at December 31, 2001. The increase was primarily due to income from operations. The Company’s debt to equity ratio (excluding accumulated comprehensive income and short term debt) remained unchanged at 29.0% at March 31, 2002 from December 31, 2001. The Company’s debt to total capitalization ratio (excluding accumulated comprehensive income and short term debt) also remained unchanged at 22.0% at March 31, 2002 from December 31, 2001.

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

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of MONY Life’s total annuity reserves and deposit liabilities at March 31, 2002 and December 31, 2001.

Withdrawal Characteristics of
Annuity Reserves and Deposit Liabilities

	Amount at March 31, 2002	Percent of Total	Amount at December 31, 2001	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,231.9	19.6%	$1,282.1	20.4%
Subject to discretionary withdrawal with market value adjustment or at carrying value less surrender charge	3,993.6	63.6	3,946.9	62.8

Subtotal	5,225.5	83.2	5,229.0	83.2
Subject to discretionary withdrawal — without adjustment at carrying value	1,049.8	16.8	1,057.6	16.8

Total annuity reserves and deposit liabilities (gross)	6,275.3	100.0%	6,286.6	100.0%

Less reinsurance	71.2		71.2

Total annuity reserves and deposit liabilities (net)	$6,204.1		$6,215.4

The following table sets forth by product line the actual surrenders and withdrawals for the periods indicated.

	For the Three-month Period Ended March 31,
	2002	2001
	($ in millions)
Product Line:
Tradition life	$82.7	$97.8
Variable and universal life	18.9	28.0
Annuities(1)	101.9	134.3
Pensions(2)	14.4	33.7

Total	$217.9	$293.8

(1)
Excludes surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by MONY Life.

(2)	Excludes transfers between funds within the company benefit plans.

Annuity surrenders decreased for the three-month period ended March 31, 2002 compared to the comparable prior year period reflecting the Company’s conservation efforts and positive effects of the FPVA exchange program.

The Company’s principle sources of liquidity to meet cash flow needs are its portfolio of liquid assets and its net operating cash flow. During the three-month period ended March 31, 2002 the net cash inflow from operations was $64.6 million, a $71.8 million increase from March 31, 2001 which was $(7.2) million. The increase primarily relates to higher payments from the Group Pension Transaction and lower general expenses. The Company’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs. As of March 31, 2002, the Company had readily marketable fixed maturity securities with a carrying value of $6,920.2 million (including fixed maturities in the Closed Block), which were comprised of $3,870.0 million public and $3,050.2 million private fixed maturity securities. At that date, approximately 91.7% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at March 31, 2002 the Company had cash and cash equivalents of $535.2 million (including cash and cash equivalents in the Closed Block).

INVESTMENTS

The following discussion excludes invested assets transferred in the Group Pension Transaction and the trading securities of Advest. This discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements.

The following table sets forth the results of the major categories of the Company’s general account invested assets.

	As of March 31, 2002		As of December 31, 2001
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Invested Assets
Fixed Maturities, Available-for-Sale.	$6,920.2	62.3%	$6,976.1	62.8%
Equity Securities, Available-for-Sale	305.8	2.8	299.2	2.7
Mortgage Loans on Real Estate	1,763.2	15.9	1,809.7	16.3
Policy Loans	1,223.7	11.0	1,229.0	11.1
Other Invested Assets	367.0	3.2	347.5	3.1
Cash and Equivalents	535.2	4.8	441.0	4.0

Invested Assets, excluding Trading Securities	$11,115.1	100.0%	$11,102.5	100.0%

The following table illustrates the net investment income yields on average assets for each of the components of the Company’s investment portfolio, excluding net realized gains and losses as of the indicated dates. The yields are based on quarterly average carrying values (excluding unrealized gains and losses in the fixed maturity asset category). Equity real estate income is shown net of operating expenses, depreciation and minority interest. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fees.

Investment by Asset Category

	Three-month ended March 31,
	2002	2001
Fixed Maturities	7.2%	7.5%
Equity securities(1)	7.9	(5.7)
Mortgage loans on real estate	7.7	8.2
Policy loans	7.0	7.0
Real estate	12.4	5.1
Cash and cash equivalents	1.9	5.8
Other invested assets	3.5	5.5
Total invested assets before investment expenses	7.1%	7.0%
Investment expenses	(0.2)	(0.4)

Total invested assets after investment expenses(1)	6.9%	6.6%

(1)
The increase in net investment income yields was primarily due to an increase in limited partnership income included in the equity securities asset category of $10.6 million for the three-month period ended March 31, 2002. The net investment income yields excluding the limited partnership income are 6.8% and 7.0% for the three-month periods ended March 31, 2002 and 2001, respectively.

The yield on general account invested assets (including net realized gains and losses on investments) was 6.8% and 6.7% for the three-month periods ended March 31, 2002 and 2001, respectively.

Fixed Maturities

Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 62.3% and 62.8% of total invested assets at March 31, 2002 and December 31, 2001, respectively.

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

TOTAL FIXED MATURITIES BY CREDIT QUALITY

		Quarter Ended March 31, 2002			Year Ended December 31, 2001
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$3,916.2	57.3%	$3,969.2	$3,807.8	56.2%	$3,920.1
2	Baa	2,343.8	34.0%	2,352.7	2,390.2	34.8%	2,430.7
3	Ba	422.4	6.0%	412.9	432.5	6.1%	424.6
4	B	100.3	1.5%	102.4	101.1	1.5%	102.8
5	Caa and lower	17.6	0.3%	18.3	35.7	0.5%	33.6
6	In or near default	6.1	0.1%	7.6	6.3	0.1%	7.6

	Subtotal	6,806.4	99.2	6,863.1	6,773.6	99.2%	6,919.4
	Redeemable preferred stock	55.6	0.8%	57.1	55.6	0.8%	56.7

	Total Fixed Maturities	$6,862.0	100.0%	$6,920.2	$6,829.2	100.0%	$6,976.1

Of the Company’s total portfolio of fixed maturity securities at March 31, 2002, 91.7% were investment grade and 8.3% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at March 31, 2002 and December 31, 2001.

As of March 31, 2002 the fair value of the Company’s problem, potential problem and restructured fixed maturities were $55.2 million, $15.7 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.0% of total fixed maturities. As of December 31, 2001, the fair value of the Company’s problem, potential problem and restructured fixed maturities were $66.7 million, $16.1 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.2% of total fixed maturities.

At March 31, 2002, the Company’s largest unaffiliated single concentration of fixed maturities was $310.0 million of Federal National Mortgage Association (“FNMA”) fixed maturities which represents 2.8% of total invested assets. The largest non-government issuer consists of $203.5 million of notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.8% of total invested assets at March 31, 2002. No other individual non-government issuer represents more than 0.4% of total invested assets.

The Company held approximately $1,131.2 million and $1,088.0 million of mortgage-backed and asset-backed securities as of March 31, 2002 and December 31, 2001, respectively. Of such amounts, $371.6 million and $294.9 million, or 32.9% and 27.1%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2002 and December 31, 2001, 88.4% and 87.0%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of March 31, 2002	As of December 31, 2001
	($ in millions)
CMOs	$410.8	$449.2
Pass-through securities	121.8	22.0
Commercial MBSs	133.2	135.4
Asset-backed securities	465.4	481.4

Total MBSs and asset-backed securities	$1,131.2	$1,088.0

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 2002 and December 31, 2001 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of March 31, 2002		As of December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$396.1	$402.3	$346.1	$354.9
Due after one year through five years	1,911.0	1,957.5	1,996.8	2,071.2
Due after five years through ten years	2,467.1	2,480.6	2,480.2	2,527.4
Due after ten years	963.3	948.6	939.0	934.6

Subtotal	5,737.5	5,789.0	5,762.1	5,888.1
Mortgage-backed and other asset-backed securities	1,124.5	1,131.2	1,067.1	1,088.0

Total	$6,862.0	$6,920.2	$6,829.2	$6,976.1

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 15.9% and 16.3% of total invested assets at March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002 and December 31, 2001, commercial mortgage loans comprised $1,460.9 million and $1,507.8 million or 82.9% and 83.3% of total mortgage loan investments, respectively. Agricultural loans comprised $301.5 million and $301.1 million or 17.1% and 16.6% of total mortgage loans, respectively. Residential mortgages comprised $0.8 million and $0.8 million or 0.05% and 0.1% of total mortgage loan investments at March 31, 2002 and December 31, 2001, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $53.0 million and represented less than 0.5% of general account invested assets as of March 31, 2002. Amounts loaned on 20 properties were $20.0 million or greater, representing in the aggregate 31.9% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 17.8% of the total carrying value of the commercial loan portfolio and less than 3.0% of the total invested assets at March 31, 2002.

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

The carrying value of commercial mortgage loans at March 31, 2002 was $1,460.8 million, which amount is net of valuation allowances aggregating $16.6 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of March 31, 2002 the carrying value of problem loans aggregated $5.4 million net of $0.1 million in valuation allowances, potential problem securities aggregated $60.7 million net of $6.5 million in valuation allowances and restructured loans aggregated $57.9 million net of $4.5 million in valuation allowances.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2002, such reserves were $17.7 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $301.5 million at March 31, 2002 representing 17.1% of total mortgage assets and 2.9% of general account invested assets at such dates. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of March 31, 2002 were $25.8 million.

Other Invested Assets

Other invested assets as of March 31, 2002 and December 31, 2001 are as follows:

	Other Invested Assets
	March 31,	December 31,
	2002	2001
	($ in millions)
Real estate	$103.7	$97.5
Real estate joint ventures	136.5	133.3
Mezzanine real estate loans	38.3	46.7
Partnership equities	41.2	39.4
Receivables	27.4	16.9
Other	19.9	13.7

	$367.0	$347.5

Equity Securities

Common Stocks—

The Company’s investments in common stocks represented 0.6% and 0.6% of invested assets at March 31, 2002 and December 31, 2001, respectively. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Limited partnership interests

The Company accounts for its investments in limited partnership interests in accordance with either the equity method of accounting or the cost method of accounting depending upon the Company’s percentage of ownership of the partnership and the date the partnership was acquired.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments, as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stocks as of the dates indicated:

	Carrying Value
	As of March 31, 2002	As of December 31, 2001
	($ in millions)
Equity Method
Public common stock	$17.9	$9.0
Private common stock	79.1	83.6

Sub Total	97.0	92.6

Cost Method
Public common stock	25.2	22.0
Private common stock	114.1	115.1

Sub Total	139.3	137.1

Total Limited Partnership Interests	$236.3	$229.7

At March 31, 2002 and December 31, 2001, the industry sectors underlying the investments in equity limited partnerships comprised 48.5% and 46.8% in information technology, 22.0% and 22.0% in domestic LBO, and 29.5% and 31.2% in other industry sectors none of which exceeded 10.0% of total equity limited partnerships, respectively.

At March 31, 2002 and December 31, 2001, the Company had investments in approximately 54 and 55 different limited partnership which represents 2.1% and 2.1%, respectively, of the Company’s general account invested assets. Investments results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month periods ended March  31, 2002 and 2001, investment income from equity partnership interest (which is comprised primarily of the Company’s pro rata share of income reported by partnership investments accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $5.0 million and $(4.8) million respectively.

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period indicated are shown in the table below and are reflected in the corresponding asset values discussed above.

Cumulative Impairment Adjustments and Provisions
For Valuation Allowances on Investments

	As of March 31, 2002			As of December 31, 2001
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Allowances Valuation	Total
	($ in millions)
Fixed maturities	$40.4	$—	$40.4	$48.2	$—	$48.2
Equity securities	2.6	—	2.6	2.6	—	2.6
Mortgages	16.6	20.7	37.3	11.1	28.4	39.5
Real estate(1)	11.0	4.0	15.0	14.4	0.8	15.2

Total	$70.6	$24.7	$95.3	$76.3	$29.2	$105.5

(1)	Includes $2.9 million and $5.9 million at March 31, 2002 and December 31, 2001, respectively, relating to impairments taken upon foreclosure of mortgage loans.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure regarding the Company’s exposures to market risk, as well as the Company’s objectives, policies and strategies relating to the management of such risks, is set forth in the MONY Group’s 2001 Annual Report on Form 10-K. The relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 2002 is not materially different from that presented in MONY Group’s 2001 Annual Report on Form 10-K.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 5 of the Unaudited Interim Condensed Consolidated Financial Statements included in Part I of this Report. Except as disclosed in Note 5, there have been no new material legal proceedings and no new material developments in matters previously reported in MONY Group’s 2001 Annual Report. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which may involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

Item 6.     Exhibits and Reports on 8-K

(a)  Exhibits

(b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed with SEC on February 7, 2001 (responding to Items 5, 7 and 9 of Form 8-K).

(2)	Current Report on Form 8-K filed with SEC on March 18, 2002 (responding to items 7 and 9 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONY GROUP INC.

By:	/s/ RICHARD DADDARIO
Richard Daddario
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and
Principal Financial Officer)

Date:    May 15, 2002

By:	/s/ ARNOLD BROUSELL
Arnold Brousell
Vice President
Financial Reporting and
Chief Accounting Officer
Date:    May 15, 2002