Form 10-Q
period 2002-06-30
MONY GROUP INC
filed 2002-08-14
CIK 1069822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No    ☐

As of August 6, 2002 there were 47,700,528 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE MONY GROUP INC. AND SUBSIDIARIES
INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

FORWARD-LOOKING STATEMENTS

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company’s other public filings, press releases, oral presentations and discussions and the following: venture capital gains or losses could differ significantly from the Company’s assumptions because of further significant changes in equity values; fees from assets under management could be significantly higher or lower than the Company has assumed and there could be significant write-offs of intangible assets if there are further major movements in the equity markets; the value of the Company’s overall investment portfolio could fluctuate significantly as a result of major changes in the equity and debt markets generally; actual death claims experience could differ significantly from the Company’s mortality assumptions; the Company may not achieve anticipated levels of operational efficiency and cost-saving initiatives; the Company may have as-yet unascertained tax liabilities; sales of variable products, mutual funds and equity securities could differ materially from assumptions because of further unexpected developments in the equity markets and changes in demand for such products; major changes in interest rates could affect the Company’s earnings; the Company could have liability from as-yet unknown or unquantified litigation and claims; pending or known litigation or claims could result in larger settlements or judgments than the Company anticipates; the Company may have higher operating expenses than anticipated; changes in law or regulation, including tax laws, could materially affect the demand for the Company’s products and the Company’s net income after tax; and the Company may not achieve the assumed economic benefits of consolidating acquired enterprises. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 1: FINANCIAL STATEMENTS

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$7,406.3	$6,976.0
Fixed maturity securities held to maturity, at amortized cost	0.1	0.1
Trading account securities, at market value	793.2	378.5
Securities pledged as collateral	—	345.5
Equity securities available-for-sale, at fair value	288.1	299.2
Mortgage loans on real estate	1,757.8	1,809.7
Policy loans	1,212.0	1,229.0
Other invested assets	363.4	347.5

	11,820.9	11,385.5

Cash and cash equivalents	494.3	441.0
Accrued investment income	213.7	192.9
Amounts due from reinsurers	567.6	595.8
Premiums receivable	8.7	11.1
Deferred policy acquisition costs	1,237.6	1,233.8
Securities borrowed	0.3	601.0
Receivable from brokerage customers, net	—	452.1
Other assets	910.1	893.5
Assets transferred in Group Pension Transaction (Note 4)	4,581.9	4,650.4
Separate account assets	4,672.4	5,195.2

Total assets	$24,507.5	$25,652.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$7,916.3	$7,870.0
Policyholders’ account balances	2,424.9	2,337.1
Other policyholders’ liabilities	271.5	281.1
Amounts due to reinsurers	77.0	74.6
Securities loaned	—	392.4
Securities sold, not yet purchased, at market value	578.1	539.2
Payable to brokerage customers	0.1	374.4
Accounts payable and other liabilities	870.0	867.8
Short term debt	7.0	320.0
Long term debt	879.0	578.8
Current federal income taxes payable	79.0	81.6
Deferred federal income taxes	126.7	104.3
Liabilities transferred in Group Pension Transaction (Note 4)	4,513.2	4,586.5
Separate account liabilities	4,669.5	5,192.3

Total liabilities	$22,412.3	$23,600.1

Commitments and contingencies (Note 5)
Common stock, $0.01 par value; 400 million shares authorized; 51.3 and 51.2 million shares issued at June 30, 2002 and December 31, 2001, respectively; 48.0 and 48.1 million shares outstanding at June 30, 2002 and December 31, 2001, respectively	0.5	0.5
Capital in excess of par	1,761.5	1,760.3
Treasury stock at cost: 3.3 million and 3.1 million shares at June 30, 2002, and December 31, 2001, respectively	(112.4)	(104.7)
Retained earnings	362.6	359.3
Accumulated other comprehensive income	84.0	38.1
Unamortized restricted stock compensation	(1.0)	(1.3)

Total shareholders’ equity	2,095.2	2,052.2

Total liabilities and shareholders’ equity	$24,507.5	$25,652.3

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Three-month Periods Ended June 30, 2002 and 2001

	2002	2001
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$169.9	$173.4
Universal life and investment-type product policy fees	52.5	52.3
Net investment income	181.9	189.5
Net realized (losses) gains on investments	(25.5)	3.0
Group Pension Profits (Note 4)	7.5	9.3
Retail Brokerage and Investment Banking revenues	97.6	99.8
Other income	29.3	41.7

	513.2	569.0

Benefits and Expenses:
Benefits to policyholders	199.5	194.5
Interest credited to policyholders’ account balances	27.9	27.0
Amortization of deferred policy acquisition costs	38.0	28.3
Dividends to policyholders	56.8	60.6
Other operating costs and expenses	207.1	226.8

	529.3	537.2

(Loss)/Income before income taxes	(16.1)	31.8
Income tax (benefit)/expense	(5.1)	9.5

Net (loss)/income	(11.0)	22.3
Other comprehensive income/(loss), net	62.2	(23.2)

Comprehensive income/(loss)	$51.2	$(0.9)

Net (loss)/income per share data:
Basic (loss)/earnings per share	$(0.23)	$0.45

Diluted (loss)/earnings per share	$(0.23)	$0.44

Share Data:
Weighted-average shares used in basic per share calculation	47,994,628	49,363,512
Plus: incremental shares from assumed conversion of dilutive securities	—	1,549,587

Weighted-average shares used in diluted per share calculations	47,994,628	50,913,099

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Six-month Periods Ended June 30, 2002 and 2001

	2002	2001
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$334.3	$338.5
Universal life and investment-type product policy fees	101.5	102.0
Net investment income	371.6	373.2
Net realized (losses) gains on investments	(27.9)	5.5
Group Pension Profits (Note 4)	15.2	19.2
Retail Brokerage and Investment Banking revenues	188.4	170.9
Other income	67.5	72.0

	1,050.6	1,081.3

Benefits and Expenses:
Benefits to policyholders	390.2	392.2
Interest credited to policyholders’ account balances	55.8	55.3
Amortization of deferred policy acquisition costs	70.8	65.5
Dividends to policyholders	118.3	115.2
Other operating costs and expenses	410.5	401.0

	1,045.6	1,029.2

Income before income taxes	5.0	52.1
Income tax expense	1.7	16.5

Net income	3.3	35.6
Other comprehensive income/(loss), net	45.9	(4.1)

Comprehensive income	$49.2	$31.5

Net income per share data:
Basic earnings per share	$0.07	$0.73

Diluted earnings per share	$0.07	$0.70

Share Data:
Weighted-average shares used in basic per share calculation	48,003,420	49,044,496
Plus: incremental shares from assumed conversion of dilutive securities	1,667,333	1,580,133

Weighted-average shares used in diluted per share calculations	49,670,753	50,624,629

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS’ EQUITY
Six-month Period Ended June 30, 2002

	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance, December 31, 2001	$0.5	$1,760.3	$(104.7)	$359.3	$38.1	$(1.3)	$2,052.2
Issuance of Shares		1.2					1.2
Purchases of treasury stock, at cost			(7.7)				(7.7)
Unamortized restricted stock compensation						0.3	0.3
Comprehensive income:
Net income				3.3			3.3
Other comprehensive income(1)					45.9		45.9

Comprehensive income							49.2

Balance, June 30, 2002	$0.5	$1,761.5	$(112.4)	$362.6	$84.0	$(1.0)	$2,095.2

(1)
Represents unrealized gains on investments (net of unrealized losses, the effect of unrealized gains on deferred acquisition costs and dividends to policyholders), reclassification adjustments, minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six-month Periods Ended June 30, 2002 and 2001

	2002	2001
	($ in millions)
Net cash used in operating activities	$(23.3)	$(52.8)
Cash flows from investing activities:
Sales, maturities or repayment of:
Fixed maturities securities	550.1	749.0
Equity securities	9.8	34.2
Policy loans, net	17.0	12.1
Other invested assets	149.0	139.8
Acquisitions of investments:
Fixed maturities securities	(893.8)	(554.9)
Equity securities	(14.0)	10.5
Other invested assets	(114.9)	(240.0)
Property, plant and equipment, net	(9.2)	(12.0)
Acquisition of subsidiaries, net of cash acquired	(7.1)	(208.0)

Net cash used in investing activities	$(313.1)	$(69.3)

Cash flows from financing activities:
Repayments of debt	—	(0.1)
Issuance of debt	300.0	—
Receipts from annuity and universal life policies credited to policyholders’ account balances(1)	511.2	571.1
Return of policyholder account balances on annuity and universal life policies(1)	(414.9)	(530.5)
Treasury stock repurchases	(7.7)	(27.8)
Issuance of common stock	1.1	0.5

Net cash provided by financing activities	389.7	13.2

Net increase/(decrease) in cash and cash equivalents	53.3	(108.9)
Cash and cash equivalents, beginning of period	441.0	869.6

Cash and cash equivalents, end of period	$494.3	$760.7

(1)	Includes exchanges to a new FPVA product series.

See accompanying notes to unaudited interim condensed consolidated financial statements

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI/BOLI”), mutual funds, securities brokerage, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services to individuals and institutional clients through: (i) a career agency sales force operated by its principal life insurance subsidiary and financial advisors and brokers of its securities broker-dealer and mutual fund subsidiaries (“Proprietary Distribution”) and (ii) complementary distribution channels (“Complementary Distribution”), which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team. For the six months ended June 30, 2002, Proprietary Distribution accounted for approximately 30.1%, and 42.2% of sales of protection and accumulation products, respectively, and 100.0% of Retail Brokerage and Investment Banking revenues. Complementary Distribution accounted for 69.9% and 57.8% of sales of Protection and Accumulation products, respectively, and 0.0% of retail brokerage and investment banking revenues for the six months ended June 30, 2002. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million people.

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings, LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life Insurance Company (“MONY Life”) to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block business within MONY Life, issued $300.0 million of floating rate insured debt securities in a private placement. The Closed Block business consists of MONY Life’s regulatory Closed Block and surplus and related assets within MONY Life that support the business in the regulatory Closed Block.

MONY Group’s principal operating subsidiaries are MONY Life formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise” or “ECM”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp. (“Trusted Advisors”), which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY Life Insurance Company of the Americas, Ltd. (“MLICA”), which provides life insurance, annuity and investment products to nationals of certain Latin American countries.

2.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and impairment writedowns for other invested assets, and (iv) litigation contingencies and restructuring charges. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within such year, except that assets held for sale as a result of disposal activities initiated prior to the effective date of SFAS 144 may be accounted for in accordance with prior guidance until the end of the fiscal year in which SFAS 144 is effective. SFAS 144 retains many of the same provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statements of income and comprehensive income. The Company has real estate to be disposed of that meet the definition of a component of the entity. Substantially all the Company’s real estate to be disposed of resulted from disposal activities initiated prior to the effective date of SFAS 144. Pre-tax income from real estate held for sale recorded for the three and six-month periods ended June 30, 2002 was approximately $10.7 million and $17.8 million, respectively. The carrying value of the Company’s real estate that is classified as “To be Disposed Of” and that is classified as “Held for Investment” was $195.9 million and $45.4 million, respectively, at June 30, 2002. These amounts are reflected in the income statement caption entitled “Other Invested Assets”.

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Summary Financial Information

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2002	2001	2002	2001
	($ in millions)		($ in millions)
Premiums:
Protection Products	$164.5	$169.8	$324.9	$331.4
Accumulation Products	3.3	1.1	4.8	2.4
Other Products	2.1	2.5	4.6	4.7

	$169.9	$173.4	$334.3	$338.5

Universal life and investment-type product policy fees:
Protection Products	$39.8	$37.1	$75.5	$71.6
Accumulation Products	12.6	14.3	24.7	29.5
Other Products	0.1	0.9	1.3	0.9

	$52.5	$52.3	$101.5	$102.0

Net investment income and net realized gains (losses) on investments:
Protection Products	$128.8	$153.6	$280.5	$303.5
Accumulation Products	13.5	20.3	34.5	40.5
Retail Brokerage and Investment Banking	3.1	2.1	5.4	2.9
Other Products	4.5	7.3	11.0	13.3
Reconciling amounts	6.5	9.2	12.3	18.5

	$156.4	$192.5	$343.7	$378.7

Other income:
Protection Products(1)	$4.9	$17.9	$18.4	$25.6
Accumulation Products	25.8	27.0	51.6	53.2
Retail Brokerage and Investment Banking(1)	98.6	99.8	189.4	170.9
Other Products	3.8	4.1	8.8	8.6
Reconciling amounts	1.3	2.0	2.9	3.8

	$134.4	$150.8	$271.1	$262.1

Amortization of deferred policy acquisition costs:
Protection Products	$30.2	$24.3	$57.1	$55.2
Accumulation Products	7.8	4.0	13.7	10.3

	$38.0	$28.3	$70.8	$65.5

Benefits to policyholders:(2)
Protection Products	$198.5	$198.7	$389.9	$397.4
Accumulation Products	23.2	16.3	39.8	32.4
Other Products	3.8	4.5	12.1	12.9
Reconciling amounts	1.9	2.0	4.2	4.8

	$227.4	$221.5	$446.0	$447.5

Income before income taxes:
Protection Products	$(0.2)	$26.9	$25.3	$47.4
Accumulation Products	(6.4)	12.9	2.1	24.9
Retail Brokerage and Investment Banking	0.7	(2.1)	(0.1)	(4.0)
Other Products	(2.6)	0.7	(7.2)	(4.8)
Reconciling amounts	(7.6)	(6.6)	(15.1)	(11.4)

	$(16.1)	$31.8	$5.0	$52.1

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2002	As of December 31, 2001
	($ in millions)
Assets:(3)
Protection Products(4)	$16,376.9	$16,188.1
Accumulation Products	4,709.6	5,077.7
Retail Brokerage and Investment Banking	1,019.2	1,101.3
Other Products	1,258.0	1,116.1
Reconciling amounts	1,143.8	2,169.1

	$24,507.5	$25,652.3

Deferred policy acquisition costs:
Protection Products	$1,089.8	$1,087.0
Accumulation Products	147.8	146.8

	$1,237.6	$1,233.8

Policyholders’ liabilities:
Protection Products(5)	$10,403.8	$10,366.5
Accumulation Products	1,195.0	1,142.5
Other Products	358.0	361.7
Reconciling amounts	16.0	16.3

	$11,972.8	$11,887.0

Separate account liabilities:(3)
Protection Products(6)	$3,769.3	$3,783.7
Accumulation Products	3,053.7	3,464.3
Other Products	365.9	429.7
Reconciling amounts	639.7	694.1

	$7,828.6	$8,371.8

(1)	Includes Group Pension Profits, Retail Brokerage and Investment Banking revenues and other income.
(2)	Includes benefits to policyholders and interest credited to policyholders’ account balances.
(3)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(4)	Includes assets transferred in the Group Pension Transaction of $4,581.9 million and $4,650.4 million as of June 30, 2002 and December 31, 2001, respectively (see Note 4).
(5)	Includes policyholder liabilities transferred in the Group Pension Transaction of $1,354.1 million and $1,407.0 million as of June 30, 2002 and December 31, 2001, respectively (see Note 4).
(6)	Includes separate account liabilities transferred in the Group Pension Transaction of $3,159.1 million and $3,179.5 million as of June 30, 2002 and December 31, 2001 respectively (see Note 4).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of premiums and universal life and investment-type product policy fees by product for the three and six-month periods ended June 30, 2002 and 2001.

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2002	2001	2002	2001
	($ in millions)		($ in millions)
Premiums:
Individual life	$164.5	$169.7	$324.9	$331.4
Group insurance	2.1	2.5	4.6	4.7
Disability income insurance	0.1	0.1	0.2	0.2
Other	3.2	1.1	4.6	2.2

Total	$169.9	$173.4	$334.3	$338.5

Universal life and investment-type product policy fees:
Universal life	$14.5	$17.8	$32.8	$35.7
Variable universal life	23.2	17.1	38.2	31.2
Group universal life	2.2	2.3	4.6	4.8
Individual variable annuities	12.6	14.2	24.7	29.4
Individual fixed annuities	0.0	0.9	1.2	0.9

Total	$52.5	$52.3	$101.5	$102.0

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

	As of June 30, 2002	As of December 31, 2001
	($ in millions)
Assets:
General Account
Fixed Maturities: available-for-sale, at estimated fair value (amortized cost; $1,306.0 million and $1,371.2 million, respectively)	$1,334.8	$1,400.5
Mortgage loans on real estate	24.8	26.5
Cash and cash equivalents	39.1	19.4
Other assets	24.1	24.5

Total general account assets	1,422.8	1,470.9
Separate account assets	3,159.1	3,179.5

Total assets	$4,581.9	$4,650.4

Liabilities:
General Account(1)
Policyholders’ account balances	$1,354.1	$1,407.0
Separate account liabilities(2)	$3,159.1	$3,179.5

Total Liabilities	$4,513.2	$4,586.5

(1)
Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $69.9 million and $71.2 million as of June 30, 2002 and December 31, 2001, respectively.

(2)
Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $11.7 million and $11.8 million as of June 30, 2002 and December 31, 2001, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Revenues:
Product policy fees	$4.6	$4.2	$9.3	$9.5
Net investment income	22.6	25.8	45.8	53.0
Net realized gains (losses) on investments	0.3	2.0	0.1	3.6

Total Revenues	$27.5	$32.0	$55.2	$66.1
Benefits and Expenses:
Interest Credited to policyholders’ account balances	$16.6	$18.6	$32.4	$37.1
Other operating costs and expenses	3.4	4.1	7.6	9.8

Total benefits and expenses	20.0	22.7	40.0	46.9

Group Pension Profits	$7.5	$9.3	$15.2	$19.2

5.    Commitments and Contingencies:

Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts and/or are being held in abeyance pending the outcome of the Goshen case.

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On August 9, 2001, the New York State Appellate Division, First Department, affirmed the ruling limiting the class to New York purchasers. On January 15, 2002, the New York State Court of Appeals granted the plaintiffs’ motion for leave to appeal from that decision. On July 2, 2002, the New York Court of Appeals unanimously affirmed the Appellate Division decision limiting the class action claims under section 349 of the New York General Business Law to purchase of insurance products in New York. MONY Life and MLOA intend to defend themselves vigorously against the plaintiffs’ sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

At June 30, 2002, the Company had commitments to fund the following: $5.1 million of equity partnership investments, an $25.7 million private fixed maturities with interest rates ranging from 6.15% to 7.7%, $10.5 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 6.75% to 7.42%, $181.3 million fixed and floating rate commercial mortgages with interest rates ranging from 4.34% to 9.25% and $4.4 million of mezzanine financing with pay rates ranging from 9.0% to 10.0%.

In addition, the Company maintains a syndicated credit facility with domestic banks aggregating $150.0 million. This facility was renewed in July 2002 with a renewal date in July 2003. In accordance with certain covenants of the facility, the Company is required to maintain a certain level of statutory tangible net worth and debt to capitalization ratio. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs the Company might experience and also to serve as support for the Company’s $150.0 million commercial paper program which was activated in the third quarter of 2000. The Company has complied with all covenants of the facility, has not borrowed against the line of credit since its inception, and does not have any commercial paper outstanding as of June 30, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Closed Block:

The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	June 30, 2002	December 31, 2001
	($ in millions)
Assets:
Fixed Maturities:
Available for sale, at estimated fair value (amortized cost; $3,803.5 and $3,780.9, respectively)	$4,028.2	$3,868.9
Mortgage loans on real restate	566.2	622.1
Real estate to be disposed of	8.0	—
Policy loans	1,120.1	1,144.3
Cash and cash equivalents	72.8	56.2
Amounts due from broker	0.6	6.2
Premiums receivable	9.2	12.5
Deferred policy acquisition costs	471.3	500.6
Other assets	225.4	219.3

Total Closed Block assets	$6,501.8	$6,430.1

Liabilities:
Future policy benefits	$6,885.5	$6,869.8
Policyholders’ account balances	291.1	292.9
Other policyholders’ liabilities	157.1	162.2
Other liabilities	223.8	163.9

Total Closed Block liabilities	$7,557.5	$7,488.8

	For the three-month Periods Ended June 30,		For the six-month Periods Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Revenues:
Premiums	$127.6	$138.2	$248.0	$267.5
Net investment income	98.5	99.1	196.7	199.0
Net realized (losses)/gains on investments	(1.8)	2.1	(2.9)	2.0
Other income	0.5	0.5	0.9	1.0

Total revenues	224.8	239.9	442.7	469.5

Benefits and Expenses:
Benefits to policyholders	142.7	152.0	274.8	293.4
Interest credited to policyholders’ account balances	2.1	2.1	4.2	4.2
Amortization of deferred policy acquisition cost	12.5	11.0	24.2	32.2
Dividends to policyholders	56.0	59.9	116.2	113.4
Other operating costs and expenses	2.0	2.4	3.1	4.1

Total benefits and expenses	215.3	227.4	422.5	447.3

Contribution from the Closed Block	$9.5	$12.5	$20.2	$22.2

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three-month periods ended June 30, 2002 and 2001, there were $6.1 million and $4.7 million in charges for other than temporary impairments on fixed maturities in the Closed Block.

7.    Goodwill and Other Intangible Assets — Adoption of Statement 142

In accordance with the adoption of SFAS No 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is periodically tested for impairment and is no longer amortized. The following tables set forth the impact of the adoption of SFAS 142 on the Company’s net income and earnings per share amounts for the three and six month periods ended June 30, 2002 and 2001. In addition, as required by SFAS 142, management tested the carrying value of the Company’s goodwill and determined that no impairment exists.

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2002	2001	2002	2001
	($ in millions except earnings per share amounts)
Reported net (loss) income	$(11.0)	$22.3	$3.3	$35.6
Add back: Goodwill amortization	—	2.3	—	3.8

Adjusted net (loss) income	$(11.0)	$24.6	$3.3	$39.4

Basic earnings per share:
Reported net (loss) income	$(0.23)	$0.45	$0.07	$0.73
Goodwill amortization	—	0.05	—	0.08

Adjusted net (loss) income	$(0.23)	$0.50	$0.07	$0.81

Diluted earnings per share:
Reported net (loss) income	$(0.23)	$0.44	$0.07	$0.70
Goodwill amortization	—	0.05	—	0.08

Adjusted net (loss) income	$(0.23)	$0.49	$0.07	$0.78

The goodwill amortization recorded for the three-month and six-month periods ended June 30, 2001 was included in the Protection Products and Retail Brokerage and Investment Banking segments as follows:

	Three-month Period Ended June 30, 2001	Six-month Period Ended June 30, 2001
Protection Products	$0.4	$0.5
Retail Brokerage and Investment Banking	1.9	3.3

Total	$2.3	$3.8

8.    Reorganization and Other Charges:

During 2001, the Company recorded “Reorganization Charges” aggregating approximately $56.8 million on a pre-tax basis taken in connection with the Company’s previously announced reorganization of certain of its businesses. Of the reorganization charges recorded, approximately $10.3 million of severance benefits relating to headcount reductions in the Company’s home office and career agency system and $8.7 million of other reorganization charges met the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The liability relating to the aforementioned

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring charges at December 31, 2001 was $12.6 million and was reduced by actual payments and revisions to estimates made during the first six months of 2002 as follows:

	December 31, 2001	Payments/ Revisions to Estimates	June 30, 2002
Restructuring Charges Liability:
Severance benefits	$8.1	$(3.9)	$4.2
Other reorganization charges	4.5	(0.8)	3.7

Total Restructuring Charges Liability	$12.6	$(4.7)	$7.9

9.    Subsequent Event

In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company is appealing, the Company recorded a charge aggregating $14.1 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $7.2 million of this charge is reflected in the income statement caption entitled “net realized losses” because it represents the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which is reflected in the income statement caption entitled “other operating costs and expenses” represents management’s best estimate of the interest that the court will require the Company to pay its former joint venture partner, as well as legal costs.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes to the unaudited interim condensed consolidated financial statements included elsewhere herein, as well as MONY Group’s 2001 Annual Report on Form 10-K for fiscal year ended December 31, 2001 (“MONY Group’s 2001 Annual Report”) not included herein.

General Discussion of Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits, (See Note 4 to the unaudited interim condensed consolidated financial statements) and (vi) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

The Company’s profitability depends in large part upon (i) the amount of its assets and its third-party assets under management, (ii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iii) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (iv) the persistency of its policies (which affects the ability of the Company to recover the costs incurred to sell a policy), (v) its ability to manage the market and credit risks associated with its invested assets, (vi) returns on venture capital investments (vii) the investment performance of its mutual fund and variable product offerings, and (viii) commission and fee revenue from securities brokerage and investment banking operations. External factors, such as economic conditions, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability.

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses, particularly the businesses comprising its Accumulation Products segment and the businesses comprising its Retail Brokerage and Investment Banking segment, are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, consumer sentiment, the levels of retail securities trading volume, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect its future earnings:

Matters Potentially Affecting the Accumulation Products Segment—

•
In accordance with GAAP, the amortization of deferred policy acquisition costs (“DPAC”) requires management to make assumptions about future investment yields, contract charges, interest crediting rates, mortality rates, lapse rates, expense levels, and policy duration. In addition, GAAP requires that management must periodically evaluate the recoverability of DPAC based on historical and projected future results. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and operating results.

At June 30, 2002 the carrying value of the Company’s DPAC was approximately $1.2 billion. Approximately $160.0 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8% may result in a future rate of return assumption that could actually be negative. Management believes that its policies for applying the “reversion to the mean” method are conservative.

While management’s current best estimate for the ultimate return underlying this business is 8%, there can be no assurance that a continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) will not require management to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and, or, a charge to earnings to reflect the amount of DPAC which may not be recoverable from the future profits from this business. Such an event, should it occur, may materially affect the Company’s financial position and operating results.

•
As with DPAC, the provision of loss reserves on annuity products requires management to make assumptions regarding the ultimate profitability of such business. The factors affecting the ultimate profitability that will be realized from such business include the yield from investments supporting the business, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. To the extent that circumstances lead management to conclude that the business will not ultimately be profitable, the Company would be required to record its best estimate of such loss in the period such determination was made. While management believes such a scenario is unlikely, a sustained deterioration in the securities markets will significantly impact such determination and, as a result, there can be no assurance that the Company’s business will be profitable and such a determination may materially affect the Company’s financial position and operating results.

•
Certain of the Company’s annuity products contain contractual provisions that guaranty minimum death benefits. These provisions require the Company to pay the estate of a contract holder any excess of the guaranteed minimum benefit over the cash value of the annuity contract. It’s the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims based on management’s mortality expectations and the expected cash values of annuity contracts. At June 30, 2002, the Company carried a reserve of approximately $5.0 million with respect to such claims. While management believes that this reserve is sufficient, there can be no assurance that additional reserves for such claims may not need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change the methodology it applies in determining the amount of reserves that should be established for such claims. There can be no assurance that the Company won’t have to establish additional reserves upon the adoption of any new guidance issued by the FASB.

•
As discussed above under the caption General Discussion of Factors Affecting Profitability, revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of the Company’s assets under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues and there can be no assurance that such affect won’t be material to the Company’s results of operations and financial condition.

•
Management estimates that the cumulative impact from the matters discussed above on the earnings from the Company’s Accumulation Product segment would result in break even results for the balance of 2002 if securities market valuations remain at June 30, 2002 levels. However, if security valuations for the balance of the year remain at the lows experienced in July then management estimates that the Accumulation Products segment will earn $8.5 million less in each of the 3rd and 4th quarters of 2002, as compared to the 2nd quarter of 2002. Approximately $5.0 million of the $8.5 million in each quarter results from the unlocking of assumptions underlying the amortization of DPAC.

Retail Brokerage and Investment Banking Segment—

•
The carrying value of goodwill in the Company’s Retail Brokerage and Investment Banking segment approximates $175.0 million at June 30, 2002. While management, based on its long term outlook for these operations, has concluded that no impairment of such goodwill exists as of June 30, 2002, there can be no assurance that an impairment charge may not be necessary in the future if securities market conditions worsen or there is a prolonged downturn in retail securities trading volumes.

Other Matters (The matters described below are allocated to the Company’s operating segments)—

•
As required under GAAP, the rate of return assumption for 2002 on assets funding the Company’s pension liabilities was established at December 31, 2001. This assumption was made by management based on the historic returns on such assets, management’s outlook for future returns, and consideration of the long-term outlook for such returns in the marketplace. However, a continuation or worsening of current securities market conditions may require management to lower the assumed rate of return assumption thereby causing an increase in net periodic pension expense. In addition, the deterioration of the securities markets during 2002 has resulted in a decline in the fair market value of the assets funding the Company’s pension obligations. If such values do not recover by the end of 2002 this may cause an increase in the Company’s net periodic pension expense due to the requirement under GAAP to amortize unrealized gains and losses through net periodic pension cost over a period of time. There can be no assurance that the impact of the aforementioned items, individually or in the aggregate, will not be material to the Company’s results of operations.

•
The Company has a portfolio of real estate invested assets which are classified as “to be disposed of” with a carrying value at June 30, 2002 of $195.9 million. A hotel property located in Phoenix Arizona represents approximately $138.7 million, or 70.8%, of this portfolio at June 30, 2002. No other property in the portfolio exceeds 5.0% of the aggregate carrying value of the portfolio at June 30, 2002. While the Company is actively engaged in trying to sell these properties, circumstances may require the reclassification of certain real estate assets as “held for investment” by year end. In the event that the Company is required to reclassify these assets, particularly the Phoenix hotel property, it may be required to recognize a loss and the amount of the loss may be material to the Company’s results of operations.

•
The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. As a percentage of its total invested assets, the Company generally limits these investments to no more than 2% to 3%. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for under the cost method. Generally, substantially all the Company’s partnership investments acquired before May, 1995 are accounted for under the cost method of accounting, while those acquired subsequent thereto are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect its pro rata share of such mark to market adjustment if it accounts for the partnership investment under the equity method. Under the cost method there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments owned by the Company have significantly impacted the Company’s earnings. The Company’s future earnings from its venture capital investments could be adversely affected when market valuations deteriorate and this affect could materially affect the Company results of operations and financial position.

•
Presently there is a significant debate within industry, the accounting profession, and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, many companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under FASB No. 123, Accounting for Stock-Based Compensation, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If the Company adopts FASB No. 123, the adoption may result in additional expense recognition and the amount may be material to its results of operations.

Summary of Financial Results

The following tables present the Company’s consolidated and segmented results of operations for the three and six-month periods ended June 30, 2002 and 2001. The discussion following these tables discusses the Company’s consolidated and segmented results of operations.

	For the Three-month Period Ended June 30, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$164.5	$3.3	$—	$2.1	$—	$169.9
Universal life and investment-type product policy fees	39.8	12.6	—	0.1	—	52.5
Net investment income and realized losses on investments	128.8	13.5	3.1	4.5	6.5	156.4
Group Pension Profits	7.5	—	—	—	—	7.5
Retail Brokerage and Investment Banking revenues	—	—	97.6	—	—	97.6
Other income	(2.6)	25.8	1.0	3.8	1.3	29.3

Total revenue	338.0	55.2	101.7	10.5	7.8	513.2

Benefits and Expenses:
Benefits to policyholders	183.5	12.4	—	1.7	1.9	199.5
Interest credited to policyholders’ account balances	15.0	10.8	—	2.1		27.9
Amortization of deferred policy acquisition costs	30.2	7.8	—	—	—	38.0
Dividends to policyholders	56.2	0.3	—	0.3	—	56.8
Other operating costs and expenses	53.3	30.3	101.0	9.0	13.5	207.1

Total expense	338.2	61.6	101.0	13.1	15.4	529.3

(Loss)/Income before income taxes	$(0.2)	$(6.4)	$0.7	$(2.6)	$(7.6)	(16.1)

Income tax (benefit)						(5.1)

Net Loss						$(11.0)

	For the Three-month Period Ended June 30, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$169.8	$1.1	$—	$2.5	$—	$173.4
Universal life and investment-type product policy fees	37.1	14.3	—	0.9	—	52.3
Net investment income and realized gains on investments	153.6	20.3	2.1	7.3	9.2	192.5
Group Pension Profits	9.3	—	—	—	—	9.3
Retail Brokerage and Investment Banking revenues	—	—	99.8	—	—	99.8
Other income	8.6	27.0	—	4.1	2.0	41.7

Total revenue	378.4	62.7	101.9	14.8	11.2	569.0

Benefits and Expenses:
Benefits to policyholders	184.1	6.0	—	2.4	2.0	194.5
Interest credited to policyholders’ balances	14.6	10.3	—	2.1	—	27.0
Amortization of deferred policy acquisition costs	24.3	4.0	—	—	—	28.3
Dividends to policyholders	59.9	0.3	—	0.4	—	60.6
Other operating costs and expenses	68.6	29.2	104.0	9.2	15.8	226.8

Total expense	351.5	49.8	104.0	14.1	17.8	537.2

Income/(Loss) before income taxes	$26.9	$12.9	$(2.1)	$0.7	$(6.6)	31.8

Income tax expense						9.5

Net Income						$22.3

	For the Six-month Period Ended June 30, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$324.9	$4.8	$—	$4.6	$—	$334.3
Universal life and investment-type product policy fees	75.5	24.7	—	1.3	—	101.5
Net investment income and realized losses on investments	280.5	34.5	5.4	11.0	12.3	343.7
Group Pension Profits	15.2	—	—	—	—	15.2
Retail Brokerage and Investment Banking revenues	—	—	188.4	—	—	188.4
Other income	3.2	51.6	1.0	8.8	2.9	67.5

Total revenue	699.3	115.6	194.8	25.7	15.2	1,050.6

Benefits and Expenses:
Benefits to policyholders	359.5	18.6	—	7.8	4.3	390.2
Interest credited to policyholders’ account balances	30.4	21.2	—	4.3	(0.1)	55.8
Amortization of deferred policy acquisition costs	57.1	13.7	—	—	—	70.8
Dividends to policyholders	117.1	0.6	—	0.6	—	118.3
Other operating costs and expenses	109.9	59.4	194.9	20.2	26.1	410.5

Total expense	674.0	113.5	194.9	32.9	30.3	1,045.6

Income/(Loss) before income taxes	$25.3	$2.1	$(0.1)	$(7.2)	$(15.1)	5.0

Income tax expense						1.7

Net Income						$3.3

	For the Six-month Period Ended June 30, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$331.4	$2.4	$—	$4.7	$—	$338.5
Universal life and investment-type product policy fees	71.6	29.5	—	0.9	—	102.0
Net investment income and realized gains on investments	303.5	40.5	2.9	13.3	18.5	378.7
Group Pension Profits	19.2	—	—	—	—	19.2
Retail Brokerage and Investment Banking revenues	—	—	170.9	—	—	170.9
Other income	6.4	53.2	—	8.6	3.8	72.0

Total revenue	732.1	125.6	173.8	27.5	22.3	1,081.3

Benefits and Expenses:
Benefits to policyholders	367.3	11.8	—	8.3	4.8	392.2
Interest credited to policyholders’ balances	30.1	20.6	—	4.6	—	55.3
Amortization of deferred policy acquisition costs	55.2	10.3	—	—	—	65.5
Dividends to policyholders	113.9	0.7	—	0.6	—	115.2
Other operating costs and expenses	118.2	57.3	177.8	18.8	28.9	401.0

Total expense	684.7	100.7	177.8	32.3	33.7	1,029.2

Income/(Loss) before income taxes	$47.4	$24.9	$(4.0)	$(4.8)	$(11.4)	52.1

Income tax expense						16.5

Net Income						$35.6

Three-month Period Ended June 30, 2002 Compared to the Three-month Period Ended June 30, 2001

Premiums —

Premium revenue was $169.9 million for the three-month period ended June 30, 2002, a decrease of $3.5 million, or 2.0% from $173.4 million reported for the comparable prior year period. The decrease was primarily a result of lower premiums in the Protection Products segment of approximately $5.3 million, partially offset by higher premiums in the Accumulation Products segment of $2.2 million. The following table summarizes the components of premiums recorded in the Protection Products segment for the three-month periods ended June 30, 2002 and 2001, respectively.

	For the Three-month Periods Ended June 30,
	2002	2001
	($ in millions)
Individual Life:
Single Premiums	$32.4	$36.2
New and Renewal Direct Premiums	145.0	143.0
New and Renewal Premiums Ceded	(12.8)	(9.1)

Total Individual Life	164.6	170.1
Other:	(0.1)	(0.3)

Total Protection Products	$164.5	$169.8

USFL’s premiums were $19.9 million and $14.4 million for the three-month periods ended June 30, 2002 and 2001, respectively. The increase in USFL’s premiums is primarily attributable to the expansion of its distribution system and the improvement in its financial strength ratings since being acquired by the Company. The increase of premiums in the Accumulation Products segment was due to increased sales of immediate annuities.

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $52.5 million for the three-month period ended June 30, 2002, an increase of $0.2 million, or 0.4% from $52.3 million reported for the comparable prior year period. The increase was due to higher fees in the Protection Products segment of $2.7 million offset by lower fees in the Accumulation Products and Other Products segments of $1.7 million and $0.8 million, respectively. The increase in the Protection Products segment was primarily attributable to higher fees earned on VUL and CSVUL business of $5.5 million and $0.8 million, respectively, consistent with growth in the in force blocks of such business, offset by lower fees on UL and VUL business of $2.9 million and $0.6 million, respectively, net of reinsurance. The decrease in the Accumulation Products segment was primarily due to lower FPVA mortality and expense charges of $1.3 million and a $0.2 million decrease in FPVA surrender charges. The decline in FPVA mortality and expense charges is due to lower separate account fund balances. Annuity assets under management were $4.2 billion as of June 30, 2002 compared to $4.8 billion at June 30, 2001. The decrease in FPVA surrender charges is due to the positive efforts of the Company’s conservation program coupled with other measures designed to improve persistency.

Net investment income and realized gains on investments —

Net investment income was $181.9 million for the three-month period ended June 30, 2002, a decrease of $7.6 million, or 4.0%, from $189.5 million reported for the comparable prior year period. The decrease in net investment income is primarily due to a decrease of $10.9 million in income reported from the Company’s investments in venture capital partnerships. Such partnerships provide funding to companies through the purchase of, or investment in, equity securities issued by such companies. Income from cash and short-term investments decreased $5.2 million due to a decline in short-term yields and lower asset balances. Partially offsetting these decreases are increases in investment income of $4.0 million, $3.0 million and $1.5 million, related to investments in commercial mortgage loans, fixed maturity securities and other miscellaneous investment income, respectively. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.4% and 5.5%, respectively, for the three-month period ended June 30, 2002, as compared to 6.9% and 7.0%, respectively, for the three-month period ended June 30, 2001. See “Investments — Results by Asset Category.”

As of June 30, 2002, the Company had approximately $10.1 million of additional pre-tax gains related to its venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation

Net realized losses were $25.5 million for the three-month period ended June 30, 2002, a decrease of $28.5 million, from gains of $3.0 million for the comparable prior year period. The significant increase in net realized losses is primarily due to other than temporary impairment losses related to investments in fixed maturity securities and litigation losses related to a specific joint venture real estate partnership (see note 9 to the unaudited interim condensed consolidated financial statements). The following table sets forth the components of net realized gains (losses) by investment category for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001.

	For the Three-month Period Ended June 30,
	2002	2001
	($ in millions)
Real estate	$(6.8)	$(0.9)
Equity securities	(4.4)	(3.7)
Fixed maturities	(16.5)	2.8
Mortgage loans	0.9	3.5
Other	1.3	1.3

	$(25.5)	$3.0

Group Pension Profits —

Group Pension Profits were $7.5 million for the three-month period ended June 30, 2002, a decrease of $1.8 million, or 19.4%, from $9.3 million in the comparable prior year period. The decrease is primarily due to lower net realized gains of $1.7 million.

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

Retail Brokerage and Investment Banking revenues —

Retail Brokerage and Investment Banking revenues were $97.6 million for the three-month period ended June 30, 2002, a decrease of $2.2 million, or 2.2%, from $99.8 million in the comparable prior year period. The decrease is due primarily to decreased revenues from Advest and MSC. Advest had retail brokerage and investment banking revenues of $85.3 million for the three-month period ended June 30, 2002, a decrease of approximately $2.2 million, or 2.5%, from $87.5 million in the comparable prior year period primarily due to a $10.4 million decrease in interest revenue from margin lending resulting from the outsourcing of Advest’s clearing operations. This decrease was partially offset by increased commission fee revenue of $55.8 million, a $5.0 million increase from $50.8 million reported for the comparable prior year period and an increase of $3.4 million in investment banking and other fees. Advest’s revenues for the three-month period ended June 30, 2002 include $4.6 million of revenue from Lebenthal & Co., Inc. (“Lebenthal”), which was acquired November 30, 2001. Revenues from MSC of $11.8 million for the three-month period ended June 30, 2002, decreased $0.3 million from $12.1 million in the comparable prior year period due to lower commission revenue. All expenses related to the operations of Advest, Matrix and MSC are recorded in the income statement caption “Other operating costs and expenses” in the Company’s unaudited interim condensed consolidated statement of income and comprehensive income.

Other income —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as revenues from certain asset management fees, and other miscellaneous revenues) was $29.3 million for the three-month period ended June 30, 2002, a decrease of $12.4 million, or 29.7%, from $41.7 million reported for the comparable prior year period. The decrease is primarily due to lower income of $11.2 million recorded in the Protection Products segment due primarily to a decrease in the cash surrender value of the Company’s corporate owned life insurance (“COLI”) as a result of unfavorable market conditions. The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the income statement caption entitled “other operating costs and expenses”. Partially offsetting the decrease in income from the Company’s COLI was a $1.0 million business interruption insurance recovery received by Advest pertaining to September 11, 2001, which is reflected in the results of the Company’s Retail Brokerage and Investment Banking segment.

Benefits to policyholders —

Benefits to policyholders were $199.5 million for the three-month period ended June 30, 2002, an increase of $5.0 million, or 2.6%, from $194.5 million reported for the comparable prior year period. The increase was primarily due to higher benefits in the Accumulation Products segment of $6.4 million, offset by lower benefits of $0.6 million in the Protection Products segment and $0.7 million in the Other Products segment. The increase in the Accumulation Products segment is primarily due to higher supplemental contract and individual annuity reserves of $9.2 million, a $3.9 million increase from the comparable year period, as well as higher benefit reserves on the Company’s FPVA business of $2.1 million as compared to the prior year period. The increased reserves are attributable to higher sales of accumulation products and higher provisions for guaranteed minimum death benefits on the Company’s FPVA products, due to unfavorable market conditions and the decline in assets under management. The decrease in the Protection Product segment was primarily due to lower benefits in the individual life and variable universal life business of $10.4 million and $0.9 million, respectively, partially offset by higher universal life benefits of $10.2 million. The decrease in individual life and variable universal life benefits was primarily due to better mortality, offset in part by an increase in reserves. Increased benefits in universal life were due to poor mortality. The decrease in the Other Products segment is due to lower benefits on the Company’s retained group pension business.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $27.9 million for the three-month period ended June 30, 2002, an increase of $0.9 million, or 3.3%, from $27.0 million reported for the comparable prior year period. The increase is attributable to an increase in the Protection Products segment of $0.4 million and an increase in the Accumulation Products segment of $0.5 million. The increase in the Accumulation Products segment is primarily attributable to higher interest crediting on FPVA business of $2.0 million, partially offset by decreased interest crediting on supplemental contracts, SPDA, and other annuity contract business of  $0.6 million, $0.5 million, and $0.4 million, respectively. The increase on FPVA business is related to higher general account fund balances, while the decreases on supplemental contracts and SPDA is due to the continued run-off of the product liabilities. The increase in the Protection Products segment is primarily related to interest crediting on universal life business.

Amortization of deferred policy acquisition costs —

Amortization of DPAC was $38.0 million for the three-month period ended June 30, 2002, an increase of $9.7 million, or 34.3%, from $28.3 million reported in the comparable prior year period. The increase is due to higher amortization of $5.9 million and $3.8 million in the Protection Products and Accumulation Products segments, respectively. The increase in the Protection Products segment resulted from higher amortization of $4.1 million, $1.5 million and $1.1 million for variable universal life, individual life, and corporate sponsored variable universal life products (“CSVUL”), respectively, offset by decreased amortization for universal life and Group Universal Life (“GUL”) products of $0.4 million and $0.3 million, respectively. The increases related to the variable universal life, individual life and CSVUL products are attributable to the growth in those blocks of business. The increase in the Accumulation Products segment is due to higher amortization on the FPVA product due to lower overall fund balances resulting in lower future profitability.

Dividends to policyholders —

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $56.8 million for the three-month period ended June 30, 2002, a decrease of $3.8 million, or 6.3%, from $60.6 million reported for the comparable prior year period. The decrease is primarily the result of lower dividends of $6.9 million, as compared to the comparable prior year period, resulting from a decrease in the dividend scale (which became effective January 1, 2002) on Closed Block policies. This decrease was offset by an increase in the Closed Block deferred dividend liability for the three-month period ended June 30, 2002, as compared to the prior year period, of approximately $3.2 million, which reflects results for the Closed Block for the three-month period ended June 30, 2002 that were more favorable than assumed in the establishment of the Closed Block. All the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability.

Other operating costs and expenses —

Other operating costs and expenses were $207.1 million for the three-month period ended June 30, 2002, a decrease of $19.7 million, or 8.7%, from $226.8 million reported for the comparable prior year period. The decrease is primarily attributable to a $15.3 million decrease in the Protection Products segment, and a $3.0 million decrease in the Retail Brokerage and Investment Banking segment. The decrease in the Protection Products segment consists primarily of lower overhead expenses of approximately $9.9 million and lower costs pertaining to the Company’s employee benefit plans of approximately $4.3 million. The decrease in costs relating to the Company’s benefit plans is primarily attributable to a decrease in the Company’s non-qualified deferred compensation liabilities, which are substantially hedged by the change in the cash surrender value of a COLI contract owned by the Company (refer to “Other income” above). The decrease in the Retail Brokerage and Investment Banking segment is primarily attributable to lower interest expense and the elimination of goodwill amortization resulting from the adoption of FASB No. 142, Goodwill and Other Intangible Assets, of $5.8 million and $2.0 million, respectively, partially offset by higher compensation expenses of approximately $5.0 million Other operating costs and expenses for the three-month period ended June 30, 2002 includes approximately $6.9 million in estimated interest and legal costs incurred in connection with a jury verdict with respect to a legal matter (see Note 9 to the unaudited interim condensed consolidated financial statements herein). These litigation charges were offset during the quarter by a decrease in general operating expenses, primarily related to incentive compensation and vacation pay accruals.

Six-month Period Ended June 30, 2002 Compared to the Six-month Period Ended June 30, 2001

Premiums —

Premium revenue was $334.3 million for the six-month period ended June 30, 2002, a decrease of $4.2 million, or 1.2% from $338.5 million reported for the comparable prior year period. The decrease was primarily attributable to a decrease in the Protection Products and Other Products segments of $6.5 million and $0.1 million, respectively, partially offset by an increase in the Accumulation Products segment of $2.4 million. The following table summarizes the components of premiums recorded in the Protection Products segment for the six-month periods ended June 30, 2002 and 2001, respectively.

	For the Six-month Periods Ended June 30,
	2002	2001
	($ in millions)
Individual Life:
Single Premiums	$61.9	$67.9
New and Renewal Direct Premiums	284.1	280.8
New and Renewal Premiums Ceded	(21.1)	(17.1)

Total Individual Life	324.9	331.6
Other:	—	(0.2)

Total Protection Products	$324.9	$331.4

The increase of premiums in the Accumulation Products segment was due to increased sales of immediate annuities.

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $101.5 million for the six-month period ended June 30, 2002, a decrease of $0.5 million, or 0.5% from $102.0 million reported for the comparable prior year period. The decrease was due to lower fees in the Accumulation Products segment of $4.8 million offset by higher fees in the Protection Products and Other Products segments of $3.9 million and $0.4 million, respectively. The decrease in the Accumulation Products segment, net of reinsurance, was primarily due to lower mortality and expense charges of $3.3 million and a $1.1 million decrease in surrender charges in the Company’s FPVA product. The decline in FPVA mortality and expense charges is due to lower fund balances in the Separate Accounts due to stock market declines. The decrease in FPVA surrender charges is due to the positive efforts of the Company’s conservation program coupled with other measures designed to improve persistency. The increase in the Protection Products segment was primarily attributable to higher fees earned on VUL business of $7.8 million, consistent with growth in the in force block of such business, which was offset by lower fees on UL and CSVUL business of $3.0 million and $0.9 million, respectively, net of reinsurance.

Net investment income and realized gains on investment —

Net investment income was $371.6 million for the six-month period ended June 30, 2002, a decrease of $1.6 million, or 0.4%, from $373.2 million reported for the comparable prior year period. The decrease in net investment income is primarily due to $14.7 million of lower income from cash and short-term investments due to a decline in short-term yields and lower average asset balances. Partially offsetting the decrease are increases in investment income of $3.7 million, $3.7 million, $2.9 million and $2.8 million, relating to investments in a specific real estate property, fixed maturity securities, commercial mortgage loans and other miscellaneous investment income, respectively. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.6% and 6.1%, respectively, for the six-month period ended June 30, 2002, as compared to 6.7% and 6.8%, respectively, for the six-month period ended June 30, 2001. See “Investments — Results by Asset Category.”

As of June 30, 2002, the Company had approximately $10.1 million of additional pre-tax gains related to its venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation.

Net realized losses were $27.9 million for the six-month period ended June 30, 2002, a decrease of $33.4 million, from net realized gains of $5.5 million reported for the comparable prior year period. The significant increase in net realized losses is primarily due to other than temporary impairment losses related to investments in fixed maturity security and litigation losses related to a specific joint venture real estate partnership (see note 9 to the unaudited interim condensed consolidated financial statements). The following table sets forth the components of net realized gains (losses) by investment category for the six-month periods ended June 30, 2002 and 2001.

	For the Six-month Periods Ended June 30,
	2002	2001
	($ in millions)
Real estate	$(10.4)	$(2.5)
Equity securities	(5.5)	(5.3)
Fixed maturity securities	(11.7)	7.5
Mortgage loans	(1.6)	5.2
Other	1.3	0.6

	$(27.9)	$5.5

Group Pension Profits —

Group Pension Profits were $15.2 million for the six-month period ended June 30, 2002, a decrease of $4.0 million, or 20.8%, from $19.2 million reported in the comparable prior year period. The decrease is primarily due to a decrease in net realized gains of $3.5 million.

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

Retail Brokerage and Investment Banking revenues —

Retail Brokerage and Investment Banking revenues were $188.4 million for the six-month period ended June 30, 2002, an increase of $17.5 million, or 10.2%, from $170.9 million reported in the comparable prior year period. The increase is due to higher revenues from Advest, partially offset by decreased revenues from MSC and Matrix. Advest had retail brokerage and investment banking revenues of $165.0 million for the six-month period ended June 30, 2002, an increase of $19.1 million, or 13.1%, from $145.9 million reported in the comparable prior year period. The increase is primarily due to an additional month of revenue in 2002 (Advest was acquired by the Company on January 31, 2001), partially offset by a decrease in interest revenue due to the outsourcing of Advest’s clearing operations. Advest’s results for the six-month period ended June 30, 2002 also include $10.0 million in revenue from Lebenthal, which was acquired by Advest in November, 2001. The retail brokerage and investment banking revenues from MSC of $22.5 million decreased from $23.1 million in the comparable prior year period due to lower commission revenue. The revenues from Matrix decreased to $0.9 million from $1.9 million in the prior year due to lower mergers and acquisition related fees. All expenses related to the operations of Advest, Matrix and MSC are recorded in “Other operating costs and expenses” in the Company’s unaudited interim consolidated statement of income and comprehensive income.

Other income —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $67.5 million for the six-month period ended June 30, 2002, a decrease of $4.5 million, or 6.3%, from $72.0 million reported for the comparable prior year period. The decrease is due primarily to lower income in the Protection Products and Accumulation Products segments of $3.2 million and $1.6 million, respectively, partially offset by increased income in the Retail Brokerage and Investment Banking segment of $1.0 million. A decrease of $0.9 million in reconciling amounts also contributed to the decrease from the prior year. The decrease in the Protection Products segment relates primarily to a $1.7 million decrease in the cash surrender value of the Company’s COLI contract and a $0.9 million decrease in reinsurance allowances. The decrease in the Accumulation Products segment is due to a $3.5 million decrease in commission revenue earned by Enterprise, partially offset by a $1.0 million increase in the surrender value of this segment’s allocated portion of the Company’s COLI. The increase in the Retail Brokerage and Investment Banking segment pertains to a $1.0 million September 11, 2001 business interruption insurance recovery received by Advest.

Benefits to policyholders —

Benefits to policyholders were $390.2 million for the six-month period ended June 30, 2002, a decrease of $2.0 million, or 0.5%, from $392.2 million reported for the comparable prior year period. The decrease was primarily due to lower benefits in the Protection Products and Other Products segments of $7.8 million and $0.5 million, respectively, offset by higher benefits of $6.8 million in the Accumulation Products segment. The decrease in the Protection Products segment was primarily due to lower benefits in the individual life and variable universal life business of $14.4 million and $3.7 million, respectively, partially offset by higher benefits from universal life and disability insurance business of $9.4 million and $1.0 million, respectively. The decrease in individual life and variable universal life benefits was primarily due to better mortality offset in part by an increase in reserves, while the increased benefits in universal life were due to poor mortality offset in part by a decrease in reserves. The decrease in the Other Products segment is due to lower benefits on the Company’s retained portion of the group pension business. The increase in the Accumulation Products segment is primarily due to higher supplemental contract and individual annuity reserves of $15.2 million, a $4.1 million increase, and higher FPVA benefits of $2.4 million. The increase resulted from higher reserves due to higher sales of accumulation products and higher reserves for guaranteed minimum death benefits.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $55.8 million for the six-month period ended June 30, 2002, an increase of $0.5 million, or 0.9%, from $55.3 million reported for the comparable prior year period.

The increase is primarily attributable to an increase in the Protection Products segment of $0.3 million and an increase in the Accumulation Products segment of $0.6 million, offset by a decrease in the Other Products segment of $0.3 million. The increase in the Accumulation Products segment is primarily attributable to higher interest crediting on FPVA business of $3.7 million, partially offset by decreased interest crediting on supplemental contracts and SPDA business of $1.4 million and $1.0 million, respectively. The higher interest crediting on FPVA business is related to higher general account fund balances, while the decreased interest crediting on supplemental contracts and SPDA is due to the continued run-off of the product liabilities. The increase in the Protection Products segment is primarily related to interest crediting on universal life business. The decrease in the Other Products segment is due to lower interest crediting on the Company’s retained group pension business.

Amortization of deferred policy acquisition costs —

Amortization of DPAC was $70.8 million for the six-month period ended June 30, 2002, an increase of $5.3 million, or 8.1%, from $65.5 million reported in the comparable prior year period. The increase is primarily due to higher amortization of $1.9 million and $3.4 million in the Protection Products and Accumulation Products segments, respectively. The increase in the Protection Products segment was as a result of higher amortization of $6.1 million and $1.7 million for variable universal life and corporate sponsored variable universal life products, respectively, offset by decreased amortization for individual life and GUL of $6.3 million and $0.4 million, respectively. The increases on the variable universal life and CSVUL products are attributable to the growth in those blocks of business, while the decrease on the individual life business is due principally to the effect of reducing the margins over which the Closed Block DPAC is amortized by deferred dividend liability provisions. The increase in the Accumulation Products segment is due to higher amortization on the FPVA product due lower overall fund balances resulting in lower future profitability.

Dividends to policyholders —

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $118.3 million for the six-month period ended June 30, 2002, an increase of $3.1 million, or 2.7%, from $115.2 million reported for the comparable prior year period. The increase is primarily due to a higher deferred dividend liability provision of approximately $16.0 million in the Closed Block for the six-month period ended June 30, 2002, as compared to the prior year period. This provision reflects results for the Closed Block for the six-month period ended June 30, 2002 that were more favorable than assumed in the establishment of the Closed Block. All the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability. The increase in the Closed Block deferred dividend liability was offset by lower dividends of $13.2 million, as compared to the prior year period, resulting from a decrease in the dividend scale (which became effective January 1, 2002) on Closed Block policies.

Other operating costs and expenses —

Other operating costs and expenses were $410.5 million for the six-month period ended June 30, 2002, an increase of $9.5 million, or 2.4%, from $401.0 million reported for the comparable prior year period. The increase is primarily attributable to increases in the Retail Brokerage and Investment Banking, the Accumulation Products, and Other Products segments of $17.1 million, $2.1 million, and $1.4 million, respectively, offset by a decrease in the Protection Products segment of $8.3 million. The increase in the Retail Brokerage and Investment Banking segment is primarily attributable to the inclusion of an additional month of Advest’s expenses in 2002 (Advest was acquired by the Company on January 31, 2001) of approximately $33.0 million and higher compensation expense of approximately $3.5 million, partially offset by lower interest expense, the elimination of goodwill amortization and lower commission expenses of $12.0 million, $3.0 million, and $4.0 million, respectively. The increase in the Accumulation Products segment is attributable primarily to higher costs related to the Company’s benefit plans of $1.6 million and higher general expenses of $0.7 million, while the increase in the Other Products segment is attributable to a net increase in miscellaneous expenses of $1.7 million. Offsetting these increases is a decrease in reconciling amounts of $2.7 million. The decrease in the Protection Products segment is attributable primarily to lower compensation and other miscellaneous expenses of $18.6 million, partially offset by higher cost related to the Company’s employee benefit plans of $6.9 million and higher litigation related costs of $5.0 million (see Note 9 to the unaudited interim condensed consolidated financial statements herein).

New Business Information

The Company distributes its Protection and Accumulation products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers, (ii) sales of Protection Products by the Company’s USFL subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company’s corporate marketing team, and (iv) sales of a variety of financial products and services through the Company’s Trusted Advisors subsidiary. The table below and the discussion which follows present certain information with respect to the Company’s sales of protection and accumulation products during the three and six month periods ended June 30, 2002 and 2001 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution.

The amounts presented in the table below with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented. The amounts presented with respect to the Retail Brokerage and Investment Banking segment represent fees earned by Advest, Matrix and MSC primarily from securities brokerage, investment banking and asset management services.

New Business and Revenues By Source

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Protection Products
Career Agency System	$18.4	$21.2	$34.0	$38.3
U. S. Financial Life Insurance Company	14.8	12.7	26.9	22.5
Complementary Distribution(1)	28.1	13.9	49.1	36.3

Total New Annualized Life Insurance Premiums	$61.3	$47.8	$110.0	$97.1

Accumulation Products
Career Agency System — Variable Annuities(2)	$132.0	$102.0	$232.0	$174.0
Career Agency System — Mutual Funds	65.0	100.0	139.0	216.0
Third Party Distribution — Mutual Funds	270.0	256.0	540.0	505.0

Total Accumulation Sales	$467.0	$458.0	$911.0	$895.0

Retail Brokerage & Investment Banking Revenues
Advest(3)(4)	$85.3	$87.5	$165.0	$145.9
MONY Securities Corp.	11.8	12.1	22.6	23.1
Matrix Capital Markets	0.5	0.2	0.8	1.9

Total Accumulation Sales	$97.6	$99.8	$188.4	$170.9

(1)	Amounts are primarily comprised of COLI cases.
(2)
Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(3)
Amounts presented for Advest are for the five-month period ended June 30, 2001. Advest was acquired on January 31, 2001 and accordingly, the Company’s consolidated results of operations include only the activity of Advest for the five-month period ended June 30, 2001.

(4)	Lebenthal, acquired by Advest in November 2001, accounts for $4.6 million and $10.0 million, respectively of Advest’s revenue for the three and six-month periods ended June 30, 2002.

Protection Product Segment

Protection Products Segment — New Business Information for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001

Total new annualized and single life insurance premiums for the three-month period ended June 30, 2002 were $61.3 million, compared with $47.8 million during the comparable prior year period.

The increase was primarily due to increased sales of COLI/BOLI which were $28.1 million for the three-month period ended June 30, 2002, compared to $13.9 million for the comparable prior year period. Corporate sales are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

New life insurance premiums (first-year and single premiums) through the career network decreased for the three-month period ended June 30, 2002 to $18.4 million compared to $21.2 million for the comparable prior year period.

USFL sales were $14.8 million for the three-month period ended June 30, 2002, compared to $12.7 million during the comparable 2001 period due to an increase in universal life sales.

Protection Products Segment — New Business Information for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001

Total new annualized and single life insurance premiums for the six-month period ended June 30, 2002 were $110.0 million, compared with $97.1 million during the comparable prior year period.

The increase was primarily due to increased sales of COLI/BOLI which were $49.1 million for the six-month period ended June 30, 2002, compared to $36.3 million for the comparable prior year period. Corporate sales are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

New life insurance premiums (first-year and single premiums) through the career network decreased for the six-month period ended June 30, 2002 to $34.0 million compared to $38.3 million for the comparable prior year period.

USFL sales were $26.9 million for the six-month period ended June 30, 2002, compared to $22.5 million during the comparable 2001 period due to an increase in universal life sales.

Accumulation Product Segment

The following tables set forth assets under management as of June 30, 2002 and June 30, 2001, and changes in the primary components of assets under management for the three and six-month periods ended June 30, 2002 and 2001:

	As of June 30, 2002	As of June 30, 2001
	($ in billions)
Assets under management:
Individual variable annuities	$3.5	$4.1
Individual fixed annuities	0.7	0.7
Proprietary retail mutual funds	4.0	4.5

	$8.2	$9.3

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2002	2001	2002	2001
	($ in billions)
Individual Variable Annuities:
Beginning account value	$3.9	$3.9	$3.9	$4.4
Sales(1)	0.1	0.1	0.2	0.2
Market appreciation	(0.3)	0.2	(0.3)	(0.2)
Surrenders and withdrawals(1)	(0.2)	(0.1)	(0.3)	(0.3)

Ending account value	$3.5	$4.1	$3.5	$4.1

Proprietary Retail Mutual Funds:
Beginning account value	$4.5	$4.3	$4.4	$4.8
Sales	0.3	0.3	0.7	0.7
Dividends reinvested	0.1	0.1	0.1	0.1
Market appreciation	(0.5)	0.2	(0.6)	(0.5)
Redemptions	(0.4)	(0.4)	(0.6)	(0.6)

Ending account value	$4.0	$4.5	$4.0	$4.5

(1)
Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Accumulation Products Segment — New Business Information for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001

Accumulation sales were $467.0 million for the three-month period ended June 30, 2002 compared to $458.0 million in the comparable prior year period. The Enterprise Group of Funds had sales of $335.0 million, $270.0 million of which were sold through third-party broker-dealers and $65.0 million of which were sold through the Company’s career network. Comparably, second quarter 2001 sales for Enterprise were $356 million, $256 million of which were from third-party broker dealers and $100 million of which were from the career network. The Company’s mutual fund business experienced net inflows of $16.0 million for the quarter ended June 30, 2002. Annuity sales, net of exchanges, were $132.0 million during the three-month period ended June 30, 2002 compared to $102 million during the three-month period ended June 30, 2001.

Accumulation Products Segment — New Business Information for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001

Accumulation sales were $911.0 million for the six-month period ended June 30, 2002 compared to $895 million in the comparable prior year period. The Enterprise Group of Funds had sales of $679 million, $540.0 million of which were sold through third-party broker-dealers and $139.0 million of which were sold through the Company’s career network. Comparably, six month ended 2001 sales for Enterprise were $721 million, $505 million of which were from third-party broker dealers and $216 million of which were from the career network. Due to a decline in the equity markets, accumulation assets under management decreased 8.9% to $8.2 billion as of June 30, 2002 from $9.0 billion as of December 31, 2001.

Retail Brokerage and Investment Banking Segment — Revenue Information for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001

The Retail Brokerage and Investment Banking segment offers securities brokerage, trading, investment banking, trust, and asset management services to high-net worth individuals and small to mid-size business owners through Advest, Matrix and MSC. The Retail Brokerage and Investment Banking segment revenues were $97.6 million for the three-month period ended June 30, 2002. Advest’s trading revenues improved over the comparable prior year period, however, these improvements were offset by a decrease in interest income on margin accounts as a result of the outsourcing of Advest’s clearing operation which was completed in early 2002. In connection with the outsourcing, Advest entered into an interest-sharing agreement, which has resulted in lower net interest profits in the current year. There was also a corresponding decrease in interest expense in connection with the outsourcing. Advest revenues were $85.3 million for the three-month period ended June 30, 2002, compared to $87.5 million for the three-month period ended June 30, 2001. Revenues from Advest’s private client group were $47.1 million for the three-month period ended June 30, 2002 compared to $56.3 million for the three-month period ended June 30, 2001. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the three-month period ended June 30, 2002, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $11.8 million, compared with $12.1 million during the comparable prior year period.

Retail Brokerage and Investment Banking Segment — Revenue Information for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001

The Retail Brokerage and Investment Banking segment, formed during the first quarter of 2001, had revenues of $188.4 million for the six-month period ended June 30, 2002 compared to $170.9 million for the six-month period ended June 30, 2001. Market volatility and a decrease in trading volume adversely affected revenue at Advest and MSC. Advest revenues were $165.0 million for the six-month period ended June 30, 2002, compared to $145.9 million for the six-month period ended June 30, 2001 on a proforma basis. Revenues from Advest’s private client group were $91.2 million for the six-month period ended June 30, 2002 compared to

$76.1 million for the comparable prior year period on a proforma basis. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the six-month period ended June 30, 2002, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $22.6 million, compared with $23.1 million during the comparable prior year period.

Liquidity and Capital Resources

MONY Group and MONY Holdings

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings, LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block business within MONY Life, issued $300 million of floating rate insured debt securities (the “Notes”) in a private placement. The Closed Block business consists of MONY Life’s regulatory Closed Block and surplus and related assets within MONY Life that support the business in the regulatory Closed Block.

Proceeds to MONY Holdings from the issuance of the Notes, after all offering and other related expenses, were approximately $289.9 million. Of this amount, $60 million was deposited in a debt service coverage account, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the Notes. These funds will ultimately revert back to the Company, provided that the cash flows from the Closed Block business are sufficient to satisfy MONY Holdings’ obligations under the Notes. The balance of the proceeds aggregating $227.7 million was paid in the form of a dividend by MONY Holdings to MONY Group. Following the receipt of the dividend, MONY Group loaned $48.1 million to MONY Life and $120.9 million to MLOA so that the proceeds from the Notes could be invested in longer duration securities.

The Notes mature on January 21, 2017. Annual scheduled amortization payments will begin on January 21, 2008. Interest on the Notes accrues at an annual rate equal to three-month LIBOR plus 0.55%. Concurrent with the issuance of the Notes, MONY Holdings entered into an interest rate swap contract, which locked in a fixed rate of interest on this indebtedness of 7.19%. Including all costs associated with the offering, the effective cost of the indebtedness is 7.44%.

Pursuant to the terms of this structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150.0 million of this floating rate insured debt in the future. This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block business. The source of cash flows and the collateral for the payment of principal and interest on the Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the aforementioned interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the aforementioned cash flows and collateral, investors in the Notes have limited recourse to MONY Holdings in the event of any default under the notes. The amount of dividends attributable to the Closed Block business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block business, subject to certain adjustments described in the indenture.

MONY Group’s cash inflow principally consists of investment income from its invested assets (including interest from the inter-company surplus notes and principal and interest payments on intercompany demand notes due from MONY Life and MLOA) and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid. MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the inter-company surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law.

Issuance of Senior Notes and Repurchase of Senior Notes

On January 12, 2000, the MONY Group filed a registration statement on Form S-3 with the Securities and Exchange Commission to register certain securities (the “Shelf Registration”). This registration provides the Company with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. Through June 30, 2002 the Company issued securities in the form of senior indebtedness of the MONY Group aggregating $575.0 million pursuant to the Shelf Registration.

Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income and short term debt, increased to $2,890.9 million at June 30, 2002, as compared to $2,592.9 million at December 31, 2001. The increase was primarily due to the issuance of $300.0 million of debt on April 30, 2002, as discussed above. The Company’s debt to equity ratio (excluding accumulated comprehensive income and short term debt) was 43.7% at June 30, 2002 as compared to 29.0% at December 31, 2001. The Company’s debt to total capitalization ratio (excluding accumulated comprehensive income and short term debt) increased to 30.4% at June 30, 2002 from 22.3% at December 31, 2001.

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

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of MONY Life’s total annuity reserves and deposit liabilities at June 30, 2002 and December 31, 2001.

Withdrawal Characteristics of
Annuity Reserves and Deposit Liabilities

	Amount at June 30, 2002	Percent of Total	Amount at December 31, 2001	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,149.9	19.9%	$1,282.1	20.4%
Subject to discretionary withdrawal with market value adjustment or at carrying value less surrender charge	3,592.1	62.1	3,946.9	62.8

Subtotal	4,742.0	82.0	5,229.0	83.2
Subject to discretionary withdrawal — without adjustment at carrying value	1,046.2	18.0	1,057.6	16.8

Total annuity reserves and deposit liabilities (gross)	5,788.2	100.0%	6,286.6	100.0%

Less reinsurance	70.3		71.2

Total annuity reserves and deposit liabilities (net)	$5,717.9		$6,215.4

The following table sets forth by product line the actual surrenders and withdrawals for the periods indicated.

	For the Three-month Periods Ended June 30,		For the Six-month Periods Ended June 30,
	2002	2001	2002	2001
Product Line:
Tradition life	$84.4	$89.7	$167.0	$187.5
Variable and universal life	12.2	14.2	31.1	42.9
Annuities(1)(3)	117.8	117.0	219.6	251.5
Pensions(2)	16.6	15.1	31.0	48.8

Total	$231.0	$236.0	$448.7	$530.7

(1)
Excludes approximately $16.4 million and $71.1 million for the three months ended June 30, 2002 and 2001, respectively, and $33.3 million and $142.3 million for the six months ended June 30, 2002 and 2001, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.

(2)	Excludes transfers between funds within the MONY Life benefit plans.
(3)
Includes reclassification of approximately $32.3 million and $37.6 million for the three month discreet period ending June 30, 2002 and 2001, respectively, and $60.7 million and $76.3 million for the six months ended June 30, 2002 and 2001, respectively, for Separate Accounts Deposit Type contract withdrawals.

The Company’s principle sources of liquidity to meet cash flow needs are its portfolio of liquid assets and its net operating cash flow. During the six-month period ended June 30, 2002 the net cash outflow from operations was $(23.3) million, a $29.5 million increase from June 30, 2001 which was $(52.8) million. The increase primarily relates to the timing of payment of liabilities. The Company’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs. As of June 30, 2002, the Company had readily marketable fixed maturity securities with a carrying value of $7,406.4 million (including fixed maturities in the Closed Block), which were comprised of $4,247.5 million public and $3,158.9 million private fixed maturity securities. At that date, approximately 92.2% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at June 30, 2002 the Company had cash and cash equivalents of $494.3 million (including cash and cash equivalents in the Closed Block).

INVESTMENTS

The following discussion excludes invested assets transferred in the Group Pension Transaction and the trading securities of Advest. This discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements.

The following table sets forth the results of the major categories of the Company’s general account invested assets.

	As of June 30, 2002		As of December 31, 2001
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Invested Assets
Fixed Maturities, available-for-sale, at fair value	$7,406.4	64.3%	$6,976.1	62.8%
Equity Securities, available-for-sale, at fair value	288.1	2.5	299.2	2.7
Mortgage loans on real estate	1,757.8	15.3	1,809.7	16.3
Policy loans	1,212.0	10.5	1,229.0	11.1
Other invested assets	363.4	3.1	347.5	3.1
Cash and equivalents	494.3	4.3	441.0	4.0

Invested assets, excluding trading securities	$11,522.0	100.0%	$11,102.5	100.0%

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

Investment by Asset Category

	Three months ended June 30,		Six-months ended June 30,
	2002	2001	2002	2000
Fixed Maturity Securities	7.1%	7.4%	7.1%	7.5%
Equity securities(1)	(6.2)	7.9	0.9	1.1
Mortgage loans on real estate	8.0	7.9	7.8	7.9
Policy loans	7.0	6.7	7.0	6.8
Real estate	6.2	8.4	9.3	7.7
Cash and cash equivalents	2.0	4.7	2.0	4.3
Other invested assets	18.4	7.8	14.9	5.2
Total invested assets before investment expenses	6.8%	7.2%	7.0	7.1%
Investment expenses	(0.3)	(0.3)	(0.3)	(0.4)

Total invested assets after investment expenses(1)	6.5%	6.9%	6.7%	6.7%

(1)
The decrease in net investment income yields was primarily due to a decrease in limited partnership income included in the equity securities asset category of $(10.9) million for the three-month period ended June 30, 2002. The net investment income yields excluding the limited partnership income are 6.8% and 6.9% for the three-month periods ended June 30, 2002 and 2001, respectively, and 6.8% and 6.9% for the six-month periods ending June 30, 2002 and 2001, respectively.

The yield on general account invested assets (including net realized gains and losses on investments) was 5.6% and 7.0% for the three-month periods ended June 30, 2002 and 2001, respectively, and 6.2% and 6.8% for the six-month periods ended June 30, 2002 and 2001, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 64.3% and 62.8% of total invested assets at June 30, 2002 and December 31, 2001, respectively.

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

TOTAL FIXED MATURITY SECURITIES BY CREDIT QUALITY

		As of June 30, 2002			As of December 31, 2001
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$4,146.6	58.2%	$4,310.6	$3,807.8	56.2%	$3,920.1
2	Baa	2,419.3	33.8%	2,501.0	2,390.2	34.8%	2,430.7
3	Ba	421.1	5.6%	411.2	432.5	6.1%	424.6
4	B	72.7	1.0%	74.0	101.1	1.5%	102.8
5	Caa and lower	17.6	0.2%	18.6	35.7	0.5%	33.6
6	In or near default	35.8	0.4%	33.4	6.3	0.1%	7.6

	Subtotal	7,113.1	99.2%	7,348.8	6,773.6	99.2%	6,919.4
	Redeemable preferred stock	55.6	0.8%	57.6	55.6	0.8%	56.7

	Total Fixed Maturities	$7,168.7	100.0%	$7,406.4	$6,829.2	100.0%	$6,976.1

Of the Company’s total portfolio of fixed maturity securities at June 30, 2002, 92.2% were investment grade and 8.0% were below investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at June 30, 2002 and December 31, 2001.

As of June 30, 2002 the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $71.4 million, $14.4 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.2% of total fixed maturities. As of December 31, 2001, the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $66.7 million, $16.1 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.2% of total fixed maturity securities.

At June 30, 2002, the Company’s largest unaffiliated single concentration of fixed maturities was $316.2 million of Federal National Mortgage Association (“FNMA”) fixed maturities which represents 2.7% of total invested assets. The largest non-government issuer consists of $200.0 million of notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.7% of total invested assets at June 30, 2002. No other individual non-government issuer represents more than 0.4% of total invested assets.

The Company held approximately $1,136.6 million and $1,088.0 million of mortgage-backed and asset-backed securities as of June 30, 2002 and December 31, 2001, respectively. Of such amounts, $361.5 million and $294.9 million, or 30.9% and 27.1%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At June 30, 2002 and December 31, 2001, 89.0% and 87.0%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of June 30, 2002	As of December 31, 2001
	($ in millions)
CMOs	$381.0	$449.2
Pass-through securities	127.1	22.0
Commercial MBSs	142.0	135.4
Asset-backed securities	486.5	481.4

Total MBSs and asset-backed securities	$1,136.6	$1,088.0

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of June 30, 2002 and December 31, 2001 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of June 30, 2002		As of December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$450.9	$457.5	$346.1	$354.9
Due after one year through five years	2,074.7	2,159.2	1,996.8	2,071.2
Due after five years through ten years	2,555.4	2,656.3	2,480.2	2,527.4
Due after ten years	984.5	996.8	939.0	934.6

Subtotal	6,065.5	6,269.8	5,762.1	5,888.1
Mortgage-backed and other asset-backed securities	1,103.2	1,136.6	1,067.1	1,088.0

Total	$7,168.7	$7,406.4	$6,829.2	$6,976.1

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 15.3% and 16.3% of total invested assets at June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002 and December 31, 2001, commercial mortgage loans comprised $1,455.1 million and $1,507.8 million or 82.8% and 83.3% of total mortgage loan investments, respectively. Agricultural loans comprised $301.9 million and $301.1 million or 17.2% and 16.6% of total mortgage loans, respectively and residential mortgages comprised $0.8 million and $0.8 million or 0.0% and 0.1% of total mortgage loan investments at June 30, 2002 and December 31, 2001, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $53.0 million and represented less than 0.5% of general account invested assets as of June 30, 2002. Amounts loaned on 20 properties were $20.0 million or greater, representing in the aggregate 38.2% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 18.7% of the total carrying value of the commercial loan portfolio and less than 2.4% of the total invested assets at June 30, 2002.

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

The carrying value of commercial mortgage loans at June 30, 2002 was $1,455.1 million, which amount is net of valuation allowances aggregating $11.0 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of June 30, 2002 the carrying value of potential problem loans aggregated $60.6 million net of $6.5 million in valuation allowances and restructured loans aggregated $33.9 million net of $4.5 million in valuation allowances. The Company had no problem loans as of June 30, 2002.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2002, such reserves were $17.9 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $301.9 million at June 30, 2002 representing 17.2% of total mortgage assets and 2.6% of general account invested assets at such dates. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of June 30, 2002 were $20.5 million.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of June 30, 2002, such reserves were $2.8 million.

Other Invested Assets

Other invested assets as of June 30, 2002 and December 31, 2001 are as follows:

	Other Invested Assets
	June 30, 2002	December 31, 2001
	($ in millions)
Real estate	$241.2	$230.8
Mezzanine real estate loans	39.2	46.7
Partnership equities	45.5	39.4
Receivables	17.0	16.9
Other	20.5	13.7

	$363.4	$347.5

Equity Securities

Common Stocks — The Company’s investments in common stocks represented 0.6% of invested assets at June 30, 2002 and December 31, 2001, respectively. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Limited partnership interests — The Company accounts for its investments in limited partnership interests in accordance with either the equity method of accounting or the cost method of accounting depending upon the Company’s percentage of ownership of the partnership and the date the partnership interest was acquired.

The following table sets forth the carrying value of the Company’s investments in limited partnerships by investment sector as of the periods indicated:

	As of June 30, 2002		As of December 31, 2001
	($ in millions)
Information technology	$107.9	48.4%	$107.5	46.8%
Domestic LBO	51.7	23.2	50.4	22.0
Life sciences	15.3	6.9	20.0	8.7
Telecommunications	3.7	1.6	8.6	3.7
International LBO	14.4	6.5	14.0	6.1
Merchant banking	20.9	9.4	11.9	5.2
Other	8.8	4.0	17.3	7.5

Total venture capital partnership investments by sector	$222.7	100.0%	$229.7	100%

At June 30, 2002 and December 31, 2001, the industry sectors underlying the investments in equity limited partnerships comprised 48.4% and 46.8% in information technology, 23.2% and 22.0% in domestic LBO, and 28.4% and 31.2% in other industry sectors none of which exceeded 10.0% of total equity limited partnerships, respectively.

At June 30, 2002 and December 31, 2001, the Company had investments in approximately 56 and 54 different limited partnership which represents 1.9% and 2.1%, respectively, of the Company’s general account invested assets. Investments results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month periods ended June 30, 2002 and 2001, investment income (loss) from equity partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnership investments accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $4.7 million and $6.3 million respectively.

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period indicated are shown in the table below and are reflected in the corresponding asset values discussed above.

Cumulative Impairment Adjustments and Provisions
For Valuation Allowances on Investments

	As of June 30, 2002			As of December 31, 2001
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Valuation Allowances	Total
	($ in millions)
Fixed maturities	$54.7	$—	$54.7	$48.2	$—	$48.2
Equity securities	6.6	—	6.6	2.6	—	2.6
Mortgages	11.1	20.8	31.9	11.1	28.4	39.5
Real estate(1)	11.0	4.1	15.1	14.4	0.8	15.2

Total	$83.4	$24.9	$108.3	$76.3	$29.2	$105.5

(1)	Includes $2.9 million and $5.9 million at June 30, 2002 and December 31, 2001, respectively, relating to impairments taken upon foreclosure of mortgage loans.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure regarding the Company’s exposures to market risk, as well as the Company’s objectives, policies and strategies relating to the management of such risks, is set forth in the MONY Group’s 2001 Annual Report on Form 10-K. The relative sensitivity to changes in fair value from interest rates and equity prices at June 30, 2002 is not materially different from that presented in MONY Group’s 2001 Annual Report on Form 10-K.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The Board of Directors of the Company consists of three classes of directors, with the members of each class holding office until their successors are duly elected and qualified. At each Annual Meeting of Shareholders of the Company, the successors to the class of directors whose term expires at such meeting are elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of election. At the Annual Meeting of Shareholders of the Company held on May 15, 2002, the five nominees listed below were elected as directors to hold office for terms ending May 2005 or until their respective successors shall have been elected or qualified. The following directors, constituting the members of the two classes of directors whose terms did not expire at such annual meeting, continued to serve as directors of the Company after such meeting, Tom H. Barrett, David L. Call, James B. Farley, Samuel J. Foti, Jane C. Pfeiffer, Robert Holland Jr., Robert R. Kiley, Michael I. Roth and Thomas C. Theobald. In addition, at such annual meeting, the Company’s shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants and approved The MONY Group Inc. 2002 Annual Incentive Plan for Senior Executive Officers, The MONY Group Inc. 2002 Long Term Performance Plan for Senior Executive Officers and The MONY Group Inc. 2002 Stock Option Plan. The number of votes cast for and against and abstentions as to each of these matters was as follows:

(a)  Election of Directors:

Name of Director	Votes For	Votes Against
G. Robert Durham	26,079,077	1,420,670
James L. Johnson	26,232,306	1,267,441
Frederick W. Kanner	26,049,628	1,450,119
Kenneth M. Levine	26,266,613	1,233,134
David M. Thomas	26,255,484	1,244,263

(b)  Ratification of Appointment of Independent Accountants:

Votes For	Votes Against	Abstentions
26,092,231	1,149,598	257,918

(c)  Approval of The MONY Group Inc. 2002 Annual Incentive Plan for Senior Executive Officers:

Votes For	Votes Against	Abstentions
21,023,847	5,697,273	778,627

(d)  Approval of The MONY Group Inc. 2002 Long Term Performance Plan for Senior Executives Officers:

Votes For	Votes Against	Abstentions
21,090,757	5,640,753	768,237

(e)  Approval of The MONY Group Inc. 2002 Stock Option Plan:

Votes For	Votes Against	Abstentions
17,713,263	5,012,921	671,539

Item 6.   Exhibits and Reports on 8-K

(a)  Exhibits
10.1	The MONY Group Inc. 2002 Annual Incentive Plan for Senior Executive Officers.(1)
10.2	The MONY Group Inc. 2002 Long Term Performance Plan for Senior Executive Officers.(1)
10.3	The MONY Group Inc. 2002 Stock Option Plan.(1)
10.4	Series A Floating Rate Insured Notes Indenture among MONY Holdings, LLC, Ambac Assurance Corporation, The MONY Group Inc. and Bank One Trust Company, N.A., as Trustee.*
10.5	Form of Series A Floating Rate Insured Global Note.*
10.6
Insurance Agreement dated as of April 30, 2002 among Ambac Assurance Corporation, MONY Holdings, LLC, The MONY Group Inc., MONY Life Insurance Company and Bank One Trust Company, N.A., as Indenture Trustee.*

10.7	Exchange and Registration Rights Agreement, dated April 30, 2002 by and among MONY Holdings, LLC and the Purchasers.*

(b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed with SEC on April 30, 2002 (responding to Items 5 and 7 of Form 8-K).
(2)	Current Report on Form 8-K filed with SEC on May 7, 2002 (responding to Items 5, 7 and 9 of Form 8-K).

*	Filed herewith
(1)	Incorporated herein by reference to Exhibit A, B, C to the Registrant’s Proxy Statement included in Schedule 14A filed with the Commission on March 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONY GROUP INC.

By:	/s/ RICHARD DADDARIO
Richard Daddario Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

Date:    August 14, 2002

By:	/s/ ARNOLD BROUSELL
Arnold Brousell Vice President—Financial Reporting and Chief Accounting Officer

Date:    August 14, 2002

Officer Certifications

I, Michael I. Roth, Chief Executive Officer of The MONY Group Inc., hereby certify to the best of my knowledge and belief that this Quarterly Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in this Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of The MONY Group Inc.

/s/    MICHAEL I. ROTH

Michael I. Roth
August 14, 2002

I, Richard Daddario, Chief Financial Officer of The MONY Group Inc., hereby certify to the best of my knowledge and belief that this Quarterly Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in this Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of The MONY Group Inc.

/s/    RICHARD DADDARIO

Richard Daddario
August 14, 2002