Form 10-Q
period 2002-09-30
MONY GROUP INC
filed 2002-11-15
CIK 1069822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No    ☐

As of November 6, 2002 there were 46,904,739 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE MONY GROUP INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: we could have further venture capital losses; we could be subjected to further downgrades by rating agencies of our senior debt ratings and the claims-paying and financial-strength ratings of our insurance subsidiaries; we could be required to take a goodwill impairment charge relating to our investment in Advest if the market deteriorates further; we could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; we could have to write off investments in certain securities if the issuers’ financial condition deteriorates; actual death-claim experience could differ from our mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than we anticipate could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 1: FINANCIAL STATEMENTS

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$7,854.6	$6,976.0
Fixed maturity securities held to maturity, at amortized cost	0.1	0.1
Trading account securities, at fair value	851.0	378.5
Securities pledged as collateral	—	345.5
Equity securities available-for-sale, at fair value	252.4	299.2
Mortgage loans on real estate	1,741.3	1,809.7
Policy loans	1,206.7	1,229.0
Other invested assets	353.6	347.5

	12,259.7	11,385.5

Cash and cash equivalents	439.2	441.0
Accrued investment income	220.5	192.9
Debt service coverage account (Note 1):
Sub-account OB	61.5	—
Sub-account CBB	10.6	—
Amounts due from reinsurers	589.3	595.8
Premiums receivable	6.8	11.1
Deferred policy acquisition costs	1,199.4	1,233.8
Securities borrowed	0.2	601.0
Receivable from brokerage customers, net	—	452.1
Other assets	894.5	897.8
Assets transferred in Group Pension Transaction (Note 4)	4,641.5	4,650.4
Separate account assets	4,018.6	5,195.2

Total assets	$24,341.8	$25,656.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$7,928.9	$7,870.0
Policyholders’ account balances	2,604.0	2,337.1
Other policyholders’ liabilities	273.2	281.1
Amounts due to reinsurers	79.2	74.6
Securities loaned	—	392.4
Securities sold, not yet purchased, at fair value	638.5	539.2
Payable to brokerage customers	—	374.4
Accounts payable and other liablities	1,016.0	867.8
Short term debt	7.0	320.0
Long term debt	883.2	583.1
Current federal income taxes payable	97.9	81.6
Deferred federal income taxes	166.9	93.7
Liabilities transferred in Group Pension Transaction (Note 4)	4,562.8	4,597.1
Separate account liabilities	4,015.8	5,192.3

Total liabilities	22,273.4	23,604.4

Commitments and contingencies (Note 5)
Common stock, $0.01 par value; 400 million shares authorized; 51.3 and 51.2 million shares issued at September 30, 2002 and December 31, 2001, respectively; 47.0 and 48.1 million shares outstanding at September 30, 2002 and December 31, 2001, respectively	0.5	0.5
Capital in excess of par	1,761.4	1,760.3
Treasury stock at cost: 4.3 million and 3.1 million shares at September 30, 2002, and December 31, 2001 respectively	(134.7)	(104.7)
Retained earnings	332.4	359.3
Accumulated other comprehensive income	109.5	38.1
Unamortized restricted stock compensation	(0.7)	(1.3)

Total shareholders’ equity	2,068.4	2,052.2

Total liabilities and shareholders’ equity	$24,341.8	$25,656.6

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Three-month Periods Ended September 30, 2002 and 2001

	2002	2001
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$160.5	$162.0
Universal life and investment-type product policy fees	54.6	50.1
Net investment income	170.1	172.9
Net realized (losses) gains on investments	(41.2)	0.5
Group Pension Profits (Note 4)	6.8	8.0
Retail Brokerage and Investment Banking revenues	109.1	82.1
Other income	24.9	21.8

	484.8	497.4

Benefits and Expenses:
Benefits to policyholders	195.3	203.9
Interest credited to policyholders’ account balances	30.0	27.9
Amortization of deferred policy acquisition costs	49.7	32.9
Dividends to policyholders	53.5	54.5
Other operating costs and expenses	202.7	190.0

	531.2	509.2

Loss before income taxes	(46.4)	(11.8)
Income tax benefit	(16.2)	(3.1)

Net loss	(30.2)	(8.7)
Other comprehensive income, net	25.4	53.1

Comprehensive (loss)/income	$(4.8)	$44.4

Net loss per share data:
Basic loss per share	$(0.64)	$(0.18)

Diluted loss per share	$(0.64)	$(0.18)

Share Data:
Weighted-average shares used in basic per share calculation	47,414,250	48,642,274
Plus: incremental shares from assumed conversion of dilutive securities	—	—

Weighted-average shares used in diluted per share calculations	47,414,250	48,642,274

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Nine-month Periods Ended September 30, 2002 and 2001

	2002	2001
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$494.8	$500.5
Universal life and investment-type product policy fees	156.1	152.1
Net investment income	541.7	546.1
Net realized (losses) gains on investments	(69.1)	6.0
Group Pension Profits (Note 4)	22.0	27.2
Retail Brokerage and Investment Banking revenues	297.5	253.0
Other income	92.4	93.8

	1,535.4	1,578.7

Benefits and Expenses:
Benefits to policyholders	585.5	596.1
Interest credited to policyholders’ account balances	85.8	83.2
Amortization of deferred policy acquisition costs	120.5	98.4
Dividends to policyholders	171.8	169.7
Other operating costs and expenses	613.2	591.0

	1,576.8	1,538.4

(Loss)/Income before income taxes	(41.4)	40.3
Income tax (benefit)/expense	(14.5)	13.4

Net (loss)/income	(26.9)	26.9
Other comprehensive income, net	71.4	48.9

Comprehensive income	$44.5	$75.8

Net (loss)/income per share data:
Basic (loss)/earnings per share	$(0.56)	$0.55

Diluted (loss)/earnings per share	$(0.56)	$0.53

Share Data:
Weighted-average shares used in basic per share calculation	47,804,872	48,915,523
Plus: incremental shares from assumed conversion of dilutive securities	—	1,597,601

Weighted-average shares used in diluted per share calculations	47,804,872	50,513,124

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine-month Period Ended September 30, 2002

	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance, December 31, 2001	$0.5	$1,760.3	$(104.7)	$359.3	$38.1	$(1.3)	$2,052.2
Issuance of Shares		1.1					1.1
Purchases of treasury stock, at cost			(30.0)				(30.0)
Unamortized restricted stock compensation						0.6	0.6
Comprehensive income:
Net loss				(26.9)			(26.9)
Other comprehensive income(1)					71.4		71.4

Comprehensive income							44.5

Balance, September 30, 2002	$0.5	$1,761.4	$(134.7)	$332.4	$109.5	$(0.7)	$2,068.4

(1)
Represents net unrealized gains/(losses) on investments net of: the effect of unrealized gains on deferred policy acquisition costs, reclassification adjustments, changes in minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-month Periods Ended September 30, 2002 and 2001

	2002	2001
	($ in millions)
Net cash used in operating activities	$33.9	$(42.2)
Cash flows from investing activities:
Sales, maturities or repayment of:
Fixed maturity securities	800.3	1,031.1
Equity securities	11.7	40.0
Policy loans, net	22.3	19.8
Other invested assets	371.8	220.2
Acquisitions of investments:
Fixed maturity securities	(1,350.6)	(927.8)
Equity securities	(17.4)	(0.8)
Property, plant and equipment, net	(18.0)	(31.8)
Acquisition of subsidiaries, net of cash acquired	(7.1)	(207.6)
Other, net	(318.1)	(387.7)

Net cash used in investing activities	(505.1)	(244.6)

Cash flows from financing activities:
Repayments of debt	—	(0.1)
Issuance of debt	300.0	—
Debt issuance costs	(7.4)	—
Funding of debt service coverage account	(71.2)	—
Receipts from annuity and universal life policies credited to policyholders’ account balances(1)	841.7	889.2
Return of policyholder account balances on annuity and universal life policies(1)	(564.8)	(775.6)
Issuance of common stock	1.1	0.1
Treasury stock repurchases	(30.0)	(77.7)

Net cash provided by financing activities	469.4	35.9

Net decrease in cash and cash equivalents	(1.8)	(250.9)
Cash and cash equivalents, beginning of period	441.0	869.6

Cash and cash equivalents, end of period	$439.2	$618.7

(1)	Includes exchanges to a new FPVA product series.

See accompanying notes to unaudited interim condensed consolidated financial statements

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI/BOLI”), mutual funds, securities brokerage, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services to individuals and institutional clients through: (i) a career agency sales force operated by its principal life insurance subsidiary and financial advisors and brokers of its securities broker-dealer and mutual fund subsidiaries (“Proprietary Distribution”) and (ii) complementary distribution channels, which principally consist of independent third-party insurance brokerage general agencies and securities broker-dealers, as well as its corporate marketing team (“Complementary Distribution”). For the nine-month period ended September 30, 2002, Proprietary Distribution accounted for approximately 14.4%, and 38.8% of sales of Protection and Accumulation products, respectively, and 100.0% of Retail Brokerage and Investment Banking revenues. Complementary Distribution accounted for 85.6% and 61.2% of sales of Protection and Accumulation products, respectively, and 0.0% of Retail Brokerage and Investment Banking revenues for the nine months ended September 30, 2002. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

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

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business (see Note 7) within MONY Life. On April 30, 2002, the date MONY Holdings commenced its operations, MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Notes”) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Notes in accordance with the indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Notes and the balance of approximately $232.6 million was distributed to MONY

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Group in the form of a dividend. The Notes mature on January 21, 2017. The Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on this indebtedness at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Notes, the all-in cost of the indebtedness is 7.36%. See Note 8 for further information regarding the Notes.

2.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and impairment writedowns for other invested assets, and (iv) litigation contingencies and restructuring charges. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within such year, except that assets held for sale as a result of disposal activities initiated prior to the effective date of SFAS 144 may be accounted for in accordance with prior guidance until the end of the fiscal year in which SFAS 144 is effective. SFAS 144 retains many of the same provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statements of income and comprehensive income. The Company has real estate to be disposed of that meets the definition of a component of the entity. Substantially all the Company’s real estate to be disposed of resulted from disposal activities initiated prior to the effective date of SFAS 144. The pre-tax (loss)/income from real estate to be disposed of recorded for the three and nine-month periods ended September 30, 2002 was approximately $(0.9) million and $9.8 million, respectively. The carrying value of the Company’s real estate that is classified as “To be Disposed Of” and as “Held for Investment” was $158.9 million and $54.2 million, respectively, at September 30, 2002. These amounts are reflected in the balance sheet caption entitled “Other Invested Assets”.

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

The Company’s Other Products segment primarily consists of an insurance brokerage operation and certain lines of insurance business no longer written by the Company (the “run-off businesses”). The insurance brokerage operation provides the Company’s career agency sales force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business as well as group pension business that was not included in the Group Pension Transaction (see Note 4).

Set forth in the table below is certain financial information with respect to the Company’s operating segments as of and for each of the three and nine-month periods ended September 30, 2002 and 2001, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in the audited financial statements included in the Company’s Report on Form 10-K for the fiscal year ended December 31, 2001. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate nonrecurring items to the segments. In addition, all segment revenues are from external customers.

Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment and maintain a separately calculated regulatory risk-based capital (“RBC”) level for each segment equal to that of the Company’s RBC level. Allocations of net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company’s product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the Protection Products segment.

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by MONY relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings in 2002 and (iv) a $1.5 million reversal of certain reserves in 2002 associated with a previously recorded reorganization charge (see Note 10).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Summary Financial Information

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2002	2001	2002	2001
	($ in millions)		($ in millions)
Premiums:
Protection Products	$155.9	$159.1	$480.8	$490.5
Accumulation Products	2.3	1.0	7.1	3.4
Other Products	2.3	1.9	6.9	6.6

	$160.5	$162.0	$494.8	$500.5

Universal life and investment-type product policy fees:
Protection Products	$42.9	$38.4	$118.4	$110.0
Accumulation Products	11.6	12.5	36.3	42.0
Other Products	0.1	(0.8)	1.4	0.1

	$54.6	$50.1	$156.1	$152.1

Net investment income and net realized gains (losses) on investments:
Protection Products	$114.7	$139.4	$395.2	$442.9
Accumulation Products	11.1	18.7	45.6	59.2
Retail Brokerage and Investment Banking	(5.1)	2.1	0.3	5.0
Other Products	2.1	4.0	13.1	17.3
Reconciling amounts	6.1	9.2	18.4	27.7

	$128.9	$173.4	$472.6	$552.1

Other income:
Protection Products(1)	$(4.4)	$2.3	$14.0	$27.9
Accumulation Products	21.6	23.5	73.2	76.7
Retail Brokerage and Investment Banking(2)	108.8	82.1	298.2	253.0
Other Products Reconciling amounts	5.6 9.2	3.4 0.6	14.4 12.1	12.0 4.4

	$140.8	$111.9	$411.9	$374.0

Amortization of deferred policy acquisition costs:
Protection Products	$32.5	$25.7	$89.6	$80.9
Accumulation Products	17.2	7.2	30.9	17.5

	$49.7	$32.9	$120.5	$98.4

Benefits to policyholders:(3)
Protection Products	$190.3	$206.8	$580.2	$604.2
Accumulation Products	22.8	17.7	62.6	50.1
Other Products	6.6	5.7	18.8	18.6
Reconciling amounts	5.6	1.6	9.7	6.4

	$225.3	$231.8	$671.3	$679.3

(Loss)/Income before income taxes:
Protection Products	$(9.0)	$8.6	$16.3	$56.0
Accumulation Products	(22.8)	0.7	(20.7)	25.6
Retail Brokerage and Investment Banking	1.5	(9.3)	1.4	(13.3)
Other Products	(4.7)	(6.7)	(11.9)	(11.5)
Reconciling amounts	(11.4)	(5.1)	(26.5)	(16.5)

	$(46.4)	$(11.8)	$(41.4)	$40.3

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2002	As of December 31, 2001
	($ in millions)
Assets:(4)
Protection Products(5)	$16,377.0	$16,188.1
Accumulation Products	4,372.9	5,077.7
Retail Brokerage and Investment Banking	936.5	1,101.3
Other Products	1,476.6	1,116.1
Reconciling amounts	1,178.8	2,173.4

	$23,341.8	$25,656.6

Deferred policy acquisition costs:
Protection Products	$1,069.6	$1,087.0
Accumulation Products	129.8	146.8

	$1,199.4	$1,233.8

Future policy benefits:
Protection Products	$7,525.7	$7,467.2
Accumulation Products	183.0	173.5
Other Products	204.7	213.9
Reconciling amounts	15.5	15.4

	$7,928.9	$7,870.0

Unearned premiums:
Protection Products	$50.8	$52.8
Accumulation Products	—	—
Other Products	2.7	2.8
Reconciling amounts	—	—

	$53.5	$55.6

Policyholders’ balances and other policyholders’ liabilities:
Protection Products(6)	$2,904.1	$2,846.2
Accumulation Products	1,106.5	969.0
Other Products	153.8	145.3
Reconciling amounts	0.5	0.9

	$4,164.9	$3,961.4

Separate account liabilities:(4)
Protection Products(7)	$3,747.1	$3,783.7
Accumulation Products	2,627.2	3,464.3
Other Products	267.3	429.7
Reconciling amounts	564.7	694.1

	$7,206.3	$8,371.8

(1)	Includes Group Pension Profits and other income.
(2)	Includes Retail Brokerage and Investment Banking revenues and other income.
(3)	Includes benefits to policyholders and interest credited to policyholders’ account balances.
(4)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(5)	Includes assets transferred in the Group Pension Transaction of $4,641.5 million and $4,650.4 million as of September 30, 2002 and December 31, 2001, respectively (see Note 4).
(6)	Includes policyholder liabilities transferred in the Group Pension Transaction of $1,341.2 million and $1,398.8 million as of September 30, 2002 and December 31, 2001, respectively (see Note 4).
(7)	Includes separate account liabilities transferred in the Group Pension Transaction of $3,190.5 million and $3,179.5 million as of September 30, 2002 and December 31, 2001, respectively (see Note 4).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of premiums and universal life and investment-type product policy fees by product for the three and nine-month periods ended September 30, 2002 and 2001.

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2002	2001	2002	2001
	($ in millions)		($ in millions)
Premiums:
Individual life	$155.9	$159.1	$480.8	$490.2
Group insurance	2.3	1.9	6.9	6.6
Disability income insurance	0.1	0.1	0.4	0.3
Other	2.2	0.9	6.7	3.4

Total	$160.5	$162.0	$494.8	$500.5

Universal life and investment-type product policy fees:
Universal life	$17.4	$18.1	$50.2	$53.8
Variable universal life	23.1	17.9	61.3	49.1
Group universal life	2.3	2.4	6.9	7.1
Individual variable annuities	11.5	12.5	36.2	42.0
Individual fixed annuities	0.3	(0.8)	1.5	0.1

Total	$54.6	$50.1	$156.1	$152.1

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

	As of September 30, 2002	As of December 31, 2001
	($ in millions)
Assets:
General Account
Fixed Maturities: available-for-sale, at estimated fair value (amortized cost; $1,332.9 million and $1,371.2 million, respectively)	$1,406.1	$1,400.5
Mortgage loans on real estate	—	26.5
Cash and cash equivalents	23.0	19.4
Other assets	21.9	24.5

Total general account assets	1,451.0	1,470.9
Separate account assets	3,190.5	3,179.5

Total assets	$4,641.5	$4,650.4

Liabilities:
General Account(1)
Policyholders’ account	$1,341.2	$1,398.8
Other liabilities	31.1	18.8
Separate account liabilities(2)	3,190.5	3,179.5

Total liabilities	$4,562.8	$4,597.1

(1)
Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $69.4 million and $70.8 million as of September 30, 2002 and December 31, 2001, respectively.

(2)
Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $8.4 million and $11.8 million as of September 30, 2002 and December 31, 2001, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2002	2001	2002	2001
	($ in millions)
Revenues:
Product policy fees	$4.4	$4.8	$13.7	$14.3
Net investment income	21.8	25.0	67.6	78.0
Net realized gains (losses) on investments	(0.3)	1.3	(0.2)	4.9

Total Revenues	25.9	31.1	81.1	97.2
Benefits and Expenses:
Interest credited to policyholders’ account balances	15.8	19.1	48.2	56.2
Other operating costs and expenses	3.3	4.0	10.9	13.8

Total benefits and expenses	19.1	23.1	59.1	70.0

Group Pension Profits	$6.8	$8.0	$22.0	$27.2

5.    Commitments and Contingencies:

(i)  Since late 1995 a number of purported class actions have been commenced in various state and federal courts against MONY Life and MLOA alleging that it engaged in deceptive sales practices in connection with the sale of whole and universal life insurance policies from the early 1980s through the mid 1990s. Although the claims asserted in each case are not identical, they seek substantially the same relief under essentially the same theories of recovery (i.e., breach of contract, fraud, negligent misrepresentation, negligent supervision and training, breach of fiduciary duty, unjust enrichment and violation of state insurance and/or deceptive business practice laws). Plaintiffs in these cases seek primarily equitable relief (e.g., reformation, specific performance, mandatory injunctive relief prohibiting MONY Life and MLOA from canceling policies for failure to make required premium payments, imposition of a constructive trust and creation of a claims resolution facility to adjudicate any individual issues remaining after resolution of all class-wide issues) as opposed to compensatory damages, although they also seek compensatory damages in unspecified amounts. MONY Life and MLOA have answered the complaints in each action (except for one being voluntarily held in abeyance). MONY Life and MLOA have denied any wrongdoing and have asserted numerous affirmative defenses.

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

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court has subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only, and has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On August 9, 2001, the New York State Appellate Division, First Department, affirmed the ruling limiting the class to New York purchasers. On January 15, 2002, the New York State Court of Appeals granted the plaintiffs’ motion for leave to appeal from that decision. On July 2, 2002, the New York Court of Appeals unanimously affirmed the Appellate Division decision limiting the class action claims under section 349 of the New York General Business Law to purchasers of insurance products in New York. MONY Life and MLOA intend to defend themselves vigorously against the plaintiffs’ sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

In order to challenge successfully the New York Superintendent’s approval of the plan of demutualization, plaintiffs would have to sustain the burden of showing that such approval was arbitrary and capricious or an abuse of discretion, made in violation of lawful procedures, affected by an error of law or not supported by

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantial evidence. In addition, Section 7312 provides that MONY Life may ask the court to require the challenging party to give security for the reasonable expenses, including attorneys’ fees, which may be incurred by MONY Life or the New York Superintendent or for which MONY Life may become liable, to which security MONY Life shall have recourse in such amount as the court shall determine upon the termination of the action.

The MONY Group, MONY Life and the New York Superintendent moved to dismiss the state court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both motions and dismissed all claims against the MONY Group, MONY Life and the New York Superintendent. On October 29, 2002, the New York State Appellate Division, First Department affirmed the dismissal of all claims against the MONY Group, MONY Life and the New York Superintendent. In order for the plaintiffs to appeal the decision dismissing the complaint, they must obtain permission from the Appellate Division or the Court of Appeals. There can be no assurance, however, that the present litigation, will not have a material adverse effect on the MONY Group or MONY Life.

(ii)  In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company is appealing, the Company recorded a charge aggregating $14.1 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $7.2 million of this charge is reflected in the income statement caption entitled “net realized losses” because it represents the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which is reflected in the income statement caption entitled “other operating costs and expenses” represents management’s best estimate of the interest that the court will require the Company to pay its former joint venture partner, as well as legal costs.

(iii)  In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

(iv)  At September 30, 2002, the Company had commitments to fund the following: $117.4 million of equity partnership investments, $22.1 million private fixed maturities with interest rates ranging from 4% to 8.18%, $12.3 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 6.35% to 7.37%, $260.2 million fixed and floating rate commercial mortgages with interest rates ranging from 4.31% to 8.36% and $4.0 million of mezzanine financing with pay rates ranging from 9.0% to 10.0%.

6.    Closed Block:

On November 16, 1998, MONY Life, pursuant to the New York Insurance Law, established a closed block (the “Closed Block”) of certain participating insurance policies (the “Closed Block in force business”) as defined in its plan of demutualization (the “Plan”). In conjunction therewith, MONY Life allocated assets to the Closed Block that are expected to produce cash flows which, together with anticipated revenues from the Closed Block in force business, are expected to be sufficient to support the Closed Block in force business, including but not limited to the payment of claims and surrender benefits, certain expenses and taxes, and for the continuation of dividend scales in effect at the date of MONY Life’s demutualization (assuming the experience underlying such dividend scales continues), and for appropriate adjustments in such scales if the experience changes. To determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for the aforementioned payments, MONY Life forecasted the expected cash flows from the Closed Block in force business and

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mathematically determined the cash flows that would need to be provided from assets allocated to the Closed Block to fully fund the aforementioned payments. Assets were then allocated to the Closed Block accordingly. The aforementioned forecast consists of a cash flow projection for each year over the estimated life of the policies in the Closed Block. The earnings from such expected cash flows from the Closed Block in force business and the assets allocated to the Closed Block are referred to as the “glide path earnings”.

The assets allocated to the Closed Block and the revenues inure solely to the benefit of the owners of policies included in the Closed Block. The assets and liabilities allocated to the Closed Block are recorded in the Company’s financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block are less than the carrying value of the Closed Block liabilities at the effective date of MONY Life’s demutualization. The excess of the Closed Block liabilities over the Closed Block assets at the effective date of MONY Life’s demutualization represents the total estimated future post-tax contribution expected to emerge from the operation of the Closed Block, which will be recognized in MONY Life’s income over the period the policies and the contracts in the Closed Block remain in force.

To the extent that the actual cash flows, subsequent to the effective date of MONY Life’s demutualization, from the assets allocated to the Closed Block and the Closed Block in force business are, in the aggregate, more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be greater than the total dividends that would have been paid to such policyholders if dividend scales used to determine Closed Block cash flows had been continued. Conversely, to the extent that the actual cash flows, subsequent to the effective date of MONY Life’s demutualization, from the assets allocated to the Closed Block and the Closed Block in force business are, in the aggregate, less favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if dividend scales used to determine Closed Block cash flows had been continued. Accordingly, the recognition of the estimated ultimate aggregate future post-tax contribution expected to emerge from the operation of the Closed Block is not affected by the ultimate aggregate actual experience of the Closed Block assets and the Closed Block in force business subsequent to the effective date of MONY Life’s demutualization, except in the event that the actual experience of the Closed Block assets and the Closed Block in force business subsequent to the effective date of the demutualization is not sufficient to pay the guaranteed benefits on the policies in the Closed Block, in which case MONY Life will be required to fund any such deficiency from its general account assets outside of the Closed Block.

However, because the decision to increase or decrease dividend scales is based on revised estimates as to the ultimate profitability of the business such actions will not necessarily coincide with periodic reports of the results of the Closed Block. Accordingly, actual earnings that emerge from the Closed Block may either be more or less than the expected Closed Block earnings (or glide path earnings). In accordance with Statement of Position 00-3 “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts”, actual Closed Block earnings in excess of expected Closed Block earnings (or the glide path earnings) in any period are recorded as an additional liability to Closed Block policyholders (referred to as the “deferred dividend liability”) because such excess earnings inure solely to the benefit of the policyholders in the Closed Block. If actual Closed Block earnings are less than expected Closed Block earnings (or the glide path earnings) in any period the difference is charged against the balance of any existing deferred dividend liability. If the deferred dividend liability is not sufficient to absorb the difference, it remains in earnings for the period and an adjustment will be made to get back on the glide path when earnings emerge in future periods that are sufficient to offset such remaining accumulated difference or through a subsequent reduction in dividend scales.

Since the Closed Block has been funded to provide for payment of guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed benefits unless the in force business in the Closed Block experiences very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. MONY Life regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure that the profits are distributed to the Closed Block policyholders in a fair and equitable manner. In addition, periodically the New York Insurance Department requires the filing of an independent auditor’s report on the operations of the Closed Block.

The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	As of September 30, 2002	As of December 31, 2001
	($ in millions)
Assets:
Fixed Maturity Securities:
Available for sale, at estimated fair value (amortized cost; $3,982.1 and $3,780.9, respectively)	$4,257.2	$3,868.9
Mortgage loans on real estate	556.7	622.1
Policy loans	1,114.6	1,144.3
Cash and cash equivalents	39.6	56.2
Amounts due from broker	93.9	6.2
Premiums receivable	6.8	12.5
Deferred policy acquisition costs	445.6	500.6
Other assets	139.7	219.3

Total Closed Block assets	$6,654.1	$6,430.1

Liabilities:
Future policy benefits	$6,886.3	$6,869.8
Policyholders’ account balances	290.9	292.9
Other policyholders’ liabilities	158.8	162.2
Other liabilities	369.0	163.9

Total Closed Block liabilities	$7,705.0	$7,488.8

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2002	2001	2002	2001
	($ in millions)
Revenues:
Premiums	$119.4	$129.8	$367.4	$397.3
Net investment income	100.9	100.0	297.7	299.0
Net realized (losses)/gains on investments	(5.1)	2.7	(8.0)	4.7
Other income	0.7	0.5	1.6	1.5

	215.9	233.0	658.7	702.5

Benefits and Expenses:
Benefits to policyholders	135.8	151.7	410.6	445.1
Interest credited to policyholders’ account balances	2.1	2.3	6.3	6.5
Amortization of deferred policy acquisition cost	12.9	13.9	37.1	46.1
Dividends to policyholders	54.0	53.9	170.2	167.3
Other operating costs and expenses	1.3	1.6	4.5	5.7

Total benefits and expenses	206.1	223.4	628.7	670.7

Contribution from the Closed Block	$9.8	$9.6	$30.0	$31.8

For the three and nine-month periods ended September 30, 2002 and 2001, there were $9.0 million and $15.1 million and $0.0 million and $4.7 million in charges for other than temporary impairments on fixed maturity securities in the Closed Block.

7.    The Closed Block Business:

The Closed Block Business (“CBB”) is comprised of certain amounts within MONY Holdings and MONY Life. Within MONY Holdings the Closed Block Business includes: (i) the Notes, (ii) the capitalized costs of issuing the Notes, (iii) the DSCA Sub-account CBB (see Note 8), (iv) the Swap, and (v) the Insurance Policy. Within MONY Life, the Closed Block Business includes: (i) the Closed Block discussed in Note 6 above, and (ii) an amount of capital (hereafter referred to as “Surplus and Related Assets”) outside the Closed Block, but within MONY Life, that when aggregated with the assets and liabilities in the Closed Block results in an aggregate carrying value of assets in the Closed Block Business within MONY Life in excess of the carrying value of the liabilities in the Closed Block Business within MONY Life. The amount by which the assets in the Closed Block Business within MONY Life exceed the liabilities in the Closed Block Business within MONY Life represents a sufficient amount of capital based on regulatory standards to support the Closed Block Business within MONY Life. All business of the Company other than the Closed Block Business is defined in the Note indenture as the Ongoing Business (“OB”). The determination of the amount of Surplus and Related Assets was based on Statutory Accounting Practices as required by the Note indenture. As the Closed Block’s results of operations emerge an equal amount of the Surplus and Related Assets is intended to become available to the Ongoing Business. The investment of the Surplus and Related Assets is restricted to permitted investments and subject to certain concentration limitations as outlined in the Note indenture.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth certain summarized financial information attributable to the Ongoing Business and the Closed Block Business of MONY Holdings and subsidiary as of and for the three and nine-month periods ended September 30, 2002:

	As of September 30, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at estimated fair value	$2,100.3	$5,688.9	$7,789.2
Equity securities available for sale, at estimated fair value	251.1	—	251.1
Mortgage loans on real restate	852.4	888.9	1,741.3
Other invested assets	321.2	22.2	343.4
Policy loans	92.1	1,114.6	1,206.7
Debt service coverage account — OB	—	61.5	61.5
Debt service coverage account — CBB	—	10.6	10.6
Cash and cash equivalents	252.2	59.1	311.3
Accrued investment income	61.5	156.4	217.9
Amounts due from reinsurers	495.4	93.9	589.3
Deferred policy acquisition costs	753.8	445.6	1,199.4
Other assets	561.6	19.0	580.6
Assets transferred in Group Pension Transaction	4,641.5	—	4,641.5
Separate account assets	4,018.6	—	4,018.6

Total assets	$14,401.7	$8,560.7	$22,962.4

Liabilities:
Future policy benefits	$1,042.6	$6,886.3	$7,928.9
Policyholders’ account balances	2,313.1	290.9	2,604.0
Other policyholders’ liabilities	114.4	158.8	273.2
Other liabilities	773.9	455.3	1,229.2
Long term debt	337.8	300.0	637.8
Liabilities transferred in Group Pension Transaction	4,562.8	—	4,562.8
Separate account liabilities	4,015.8	—	4,015.8

Total liabilities	$13,160.4	$8,091.3	$21,251.7

(1)	Includes the assets and liabilities of MONY Holdings as of September 30, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three-Month Period Ended September 30, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$41.1	$119.4	$160.5
Universal life and investment-type product policy fees	54.6	—	54.6
Net investment income	39.9	130.6	170.5
Net realized losses on investments	(39.9)	(1.3)	(41.2)
Group Pension Profits	6.8	—	6.8
Other income	34.5	0.7	35.2

Total revenues	$137.0	$249.4	$386.4

Benefits and Expenses:
Benefits to policyholders	$59.5	$135.8	$195.3
Interest credited to policyholders’ account balances	27.9	2.1	30.0
Amortization of deferred policy acquisition cost	36.7	12.9	49.6
Dividends to policyholders	(0.6)	54.0	53.4
Other operating costs and expenses	74.0	29.4	103.4

Total benefits and expenses	$197.5	$234.2	$431.7

Net (loss) income before taxes	$(60.5)	$15.2	$(45.3)

(1)
Includes: (i) revenues and expenses associated with the DSCA, the Notes, and the Swap for the period from July 1, 2002 through September 30, 2002, (ii) the net contribution to income from the Surplus and Related Assets from July 1, 2002 through September 30, 2002, and (iii) the results of operations from the Closed Block from July 1, 2002 through September 30, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine-Month Period Ended September 30, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$127.4	$367.4	$494.8
Universal life and investment-type product policy fees	156.1	—	156.1
Net investment income	176.9	357.6	534.5
Net realized losses on investments	(52.1)	(17.0)	(69.1)
Group Pension Profits	22.0	—	22.0
Other income	120.0	1.6	121.6

Total revenues	$550.3	$709.6	$1,259.9

Benefits and Expenses:
Benefits to policyholders	$174.9	$410.6	$585.5
Interest credited to policyholders’ account balances	79.5	6.3	85.8
Amortization of deferred policy acquisition cost	83.3	37.1	120.4
Dividends to policyholders	1.5	170.2	171.7
Other operating costs and expenses	278.1	51.5	329.6

Total benefits and expenses	$617.3	$675.7	$1,293.0

Net (loss) income before taxes	$(67.0)	$33.9	$(33.1)

(1)
Includes: (i) revenues and expenses associated with the DSCA, the Notes, and the Swap for the period from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through September 30, 2002, (ii) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through September 30, 2002, and (iii) the results of operations from the Closed Block from January 1, 2002 through September 30, 2002.

The statutory surplus of MONY Life as of September 30, 2002 was $726.5 million, of which $355.2 million was attributable to the Ongoing Business and $371.3 million was attributable to the Closed Block Business. Statutory net gain from operations of MONY Life for the nine-month period ended September 30, 2002 was $70.0 million, of which $(7.1) million was attributable to the Ongoing Business and $77.1 million was attributable to the Closed Block Business. The net gain from operations attributable to the Closed Block Business includes: (i) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of commencement of operations of the Closed Block Business) through September 30, 2002, and (ii) the results of operations from the Closed Block from January 1, 2002 through September 30, 2002.

8.    The Notes:

Dividends from MONY Life are the principal source of cash inflow, which will enable MONY Holdings to meet its obligations under the Notes. The ability of MONY Life to declare and pay MONY Holdings a dividend is governed by the Insurance Law of the State of New York. The Insurance Law of the State of New York permits a stock life insurance company to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of ten percent of its “policyholders’ surplus” as of the end of the preceding calendar year or the company’s “net gain from operations” for the preceding calendar year (not including realized capital gains), as determined in accordance with Statutory

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Practices prescribed or permitted by the Insurance Department of the State of New York (hereafter referred to as the “NY Dividend Statute”).

In addition, pursuant to the Note indenture, dividends to MONY Holdings from MONY Life are required to be allocated between the Ongoing Business and the Closed Block Business. This allocation, while principally based on separately applying the NY Dividend Statute to the “policyholders’ surplus” and “net gain from operations” attributable to the Ongoing Business and the Closed Block Business, is subject to certain adjustments described in the Note indenture. The amount of the dividend attributable to the Closed Block Business is required to be deposited in the Debt Service Coverage Account — Subaccount CBB. As described in the Note indenture, the amount of the dividend deposited in the Debt Service Coverage Account — Subaccount CBB will not generally be available for dividend to the MONY Group until all the obligations to pay principal, interest and other amounts on the Notes are fully extinguished. Under limited circumstances, if the fair value of the Debt Service Coverage Account exceeds amounts set forth in the Note indenture, such excess can become available for dividend to the MONY Group. The amount of such dividend attributable to the Ongoing Business will generally be available to MONY Holdings to pay dividends to the MONY Group. Accordingly, where applicable, financial information presented herein has been segregated between amounts attributable to the Ongoing Business and to the Closed Block Business to assist readers of the financial statements in evaluating the relative contributions to MONY Life’s dividend from the Ongoing Business and the Closed Block Business, respectively. See Note 1 for additional information regarding the Notes.

9.    Goodwill and Other Intangible Assets — Adoption of Statement 142

In accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill is periodically tested for impairment and is no longer amortized. The following tables set forth the impact of the adoption of SFAS 142 on the Company’s net income and earnings per share amounts for the three and nine-month periods ended September 30, 2002 and 2001. In addition, as required by SFAS 142, management tested the carrying value of the Company’s goodwill and determined that no impairment exists.

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2002	2001	2002	2001
	($ in millions except earnings per share amounts)
Reported net (loss) income	$(30.2)	$(8.7)	$(26.9)	$26.9
Add back: Goodwill amortization	—	2.5	—	6.3

Adjusted net (loss) income	$(30.2)	$(6.2)	$(26.9)	$33.2

Basic earnings per share:
Reported net (loss) income	$(0.64)	$(0.18)	$(0.56)	$0.55
Goodwill amortization	—	0.05	—	0.13

Adjusted net (loss) income	$(0.64)	$(0.13)	$(0.56)	$0.68

Diluted earnings per share:
Reported net (loss) income	$(0.64)	$(0.18)	$(0.56)	$(0.53)
Goodwill amortization	—	0.05	—	0.12

Adjusted net (loss) income	$(0.64)	$(0.13)	$(0.56)	$0.41

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill amortization recorded for the three and nine-month periods ended September 30, 2001 was included in the Protection Products and Retail Brokerage and Investment Banking segments as follows:

	Three-month Period Ended September 30, 2001	Nine-month Period Ended September 30, 2001
Protection Products	$0.4	$0.9
Retail Brokerage and Investment Banking	2.1	5.4

Total	$2.5	$6.3

10.    Reorganization and Other Charges:

During the fourth quarter of 2001, the Company recorded “Reorganization Charges” aggregating approximately $56.8 million on a pre-tax basis in connection with the reorganization of certain of its businesses. Of the reorganization charges recorded, approximately $10.3 million of severance benefits relating to workforce reductions in the Company’s home office and career agency system and $8.7 million of other reorganization charges met the definition of “restructuring charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The workforce reductions consist of involuntary employee separation costs for 117 home office employees and 240 career agency system employees (which includes 40 international sales representatives). As of September 30, 2002, 117 and 155 of the home office and career agency system personnel, respectively, had been terminated. Set forth below is certain information regarding the restructuring charge liability at December 31, 2001 and changes therein through September 30, 2002.

	December 31, 2001	Payments	Change in Reserve Estimates	September 30, 2002
Restructuring Charges Liability:
Severance benefits	$8.1	$(4.8)	(1.0)	$2.3
Other reorganization charges	4.5	(1.0)	—	3.5

Total Restructuring Charges Liability	$12.6	$(5.8)	(1.0)	$5.8

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as MONY Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (“MONY Group’s 2001 Annual Report”) not included herein.

General Discussion of Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits (See Note 4 to the unaudited interim condensed consolidated financial statements), and (vi) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

The Company’s profitability depends in large part upon (i) the amount of its assets and its third-party assets under management, (ii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iii) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (iv) the persistency of its policies (which affects the ability of the Company to recover the costs incurred to sell a policy), (v) its ability to manage the market and credit risks associated with its invested assets, (vi) returns on venture capital investments (vii) the investment performance of its mutual fund and variable product offerings, and (viii) commission and fee revenue from securities brokerage and investment banking operations. External factors, such as economic conditions, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the claims paying ability ratings of our insurance subsidiaries by Nationally Recognized Statistical Rating Organizations may affect our ability to compete in the marketplace for our products and services. Similarly, downgrades of MONY Group’s financial strength ratings may affect our ability to access the debt markets to raise additional capital, which could affect the Company’s liquidity and our ability to support the capital of our insurance subsidiaries.

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

Matters Potentially Affecting the Accumulation Products Segment—

•
In accordance with GAAP, deferred policy acquisition costs (“DPAC”) (policy acquisition costs represent costs that vary with and primarily relate to the production of business, such as commissions paid to agents and brokers) are amortized on a consistent basis with how earnings emerge from the underlying products that gave rise to such DPAC. Such amortization is calculated based on the actual amount of earnings that has emerged to date relative to management’s best estimate of the total amount of such earnings expected to emerge over the life of such business. This calculation requires management to make assumptions about future investment yields, contract charges, interest crediting rates, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. In addition, to the extent that the present value of estimated future earnings expected to emerge over the remaining life of the business is not sufficient to recover the remaining DPAC balance, GAAP requires that such excess DPAC amount be immediately charged to earnings. Accordingly, changes in management’s assumptions underlying DPAC or actual results that differ significantly from management’s prior estimates may materially affect the Company’s financial position and operating results. Also, to the extent that circumstances lead management to conclude that the business, after writing off all DPAC, will not ultimately be profitable, the Company would be required to record its best estimate of the loss in the period such determination was made. While management believes such a scenario is unlikely, a sustained deterioration in the securities markets will significantly impact such determination and, as a result, there can be no assurance that the Company’s business will be profitable and such a determination may materially affect the Company’s financial position and operating results.

At September 30, 2002 the carrying value of the Company’s DPAC was $1.2 billion. Approximately $123.0 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of its annuity DPAC, the accounting policy followed by the Company, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative. Management believes that its policies for applying the “reversion to the mean” method are conservative.

While management’s current best estimate for the ultimate return underlying this business is 8.0%, there can be no assurance that a continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) will not require management to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and, or, a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and operating results.

As further explained in the discussion below entitled “Three-month Period Ended September 30, 2002 Compared to Three-month period Ended September 30, 2001,” during the third quarter of 2002 management revised its estimate of the ultimate amount of gross profits to be earned from its annuity in force block of business. This revision reflects the decline in annuity in force account values through September 30, 2002 due primarily to the deterioration of the equity securities markets. As a result of this revised estimate, the Company recorded a charge of $8.8 million during the third quarter of 2002 to reflect the amount of DPAC amortization that should have been recorded through September 30, 2002 based on management’s best estimate, as of such date, of the ultimate gross profits from the annuity in force business. In addition, the Company recorded a charge of $1.6 million representing management’s best estimate of the amount of annuity in force DPAC that is not recoverable based on the estimated present value of future gross profits expected to emerge from this business.

•
Certain of the Company’s annuity products contain contractual provisions that guarantee minimum death benefits. These provisions require the Company to pay the estate of a contract holder any excess of the guaranteed minimum benefit over the cash value of the annuity contract. At September 30, 2002 our net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of our in force annuity contracts) totaled approximately $873.0 million. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims based on management’s mortality expectations and the expected cash values of annuity contracts. At September 30, 2002, the Company carried a reserve of approximately $7.2 million with respect to such claims reflecting a provision of $1.9 million during the third quarter of 2002. While management believes that this reserve is sufficient, there can be no assurance that additional reserves for such claims may not need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change the methodology it applies in determining the amount of reserves that should be established for such claims. The Company could have to establish additional reserves upon the adoption of any new guidance issued by the AICPA.

•
As discussed above under the caption General Discussion of Factors Affecting Profitability, revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of the Company’s assets under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues and there can be no assurance that such effect will not be material to the Company’s results of operations and financial condition.

•
In our Report on Form 10-Q for the quarterly period ended June 30, 2002, we estimated that if security valuations for the third quarter of 2002 remained at the low levels experienced in July 2002, the cumulative impact from the matters discussed above on the earnings from the Accumulation Products segment during the third quarter would be approximately $8.5 million lower than that reported in the second quarter ended June 30, 2002. The actual loss reported by the Accumulation Products segment for the quarter ended September 30, 2002 was approximately $16.4 million higher than the loss reported in the Accumulation Products segment in the second quarter ended June 30, 2002 due to higher DPAC amortization and lower fees resulting from a further decline in the securities markets during the quarter from the lows experienced in July 2002. If security valuations for the fourth quarter remain at October 2002 levels, we estimate that the Accumulation Products segment should report a quarter over quarter increase in earnings of approximately $4.0 million principally due to lower DPAC amortization. However, if securities markets deteriorate to September 2002 levels, our fourth quarter 2002 results for the Accumulation Products segment are expected to be approximately equal to those reported during the third quarter of 2002. A further decline of 3 percent from September 2002 securities market levels would be expected to lower our Accumulation Products segment’s fourth quarter 2002 earnings by approximately $8.0 million compared to the third quarter 2002. The impact from a decline in the securities markets is greater than the impact from an increase as a result of the Company’s “reversion to the mean” assumptions discussed above.

Matters Potentially Affecting the Retail Brokerage and Investment Banking Segment —

•
The carrying value of goodwill in the Company’s Retail Brokerage and Investment Banking segment approximates $175.0 million at September 30, 2002. While management, based on its long term outlook for these operations, has concluded that no impairment of such goodwill exists as of September 30, 2002, there can be no assurance that an impairment charge may not be necessary in the future if securities market conditions worsen or there is a prolonged downturn in retail securities trading volumes.

Other Matters (The matters described below are allocated to the Company’s operating segments) —

•
As required under GAAP, both the rate of return assumption for 2002 on assets funding the Company’s pension liabilities and the discount rate used to determine those liabilities were established at the end of the most recent calendar year, December 31, 2001. These assumptions were made by management based on the historic returns on such assets, management’s outlook for future returns, consideration of the long-term outlook for such returns in the marketplace, and yields available on high-quality corporate bonds. However, due to deteriorating economic conditions, the decline in securities market valuations and interest rates, management expects that it will be necessary to lower both the assumed rate of return assumption and the discount rate assumption by the end of 2002, causing an increase in net periodic pension expense in 2003 and thereafter. In addition, the deterioration of the securities markets during 2002 has resulted in a decline in the fair market value of the assets funding the Company’s pension obligations. If such values do not recover by the end of 2002, the Company’s net periodic pension expense will increase in 2003 and thereafter due to the requirement under GAAP to amortize unrealized gains and losses through net periodic pension costs over a period of time. Management expects that the effect of changing the assumed rate of return on assets funding the Company’s pension liabilities and the decline in the fair value of such assets (assuming estimated asset values at October 30, 2002 do not recover or deteriorate further by year end 2002), as well as changing the discount rate, will result in lower earnings in 2003 of approximately $20.0 million. In addition, subsequent changes in the assumed rate of return on assets funding the Company’s pension liabilities and the discount rate could be required, asset values may decrease further and any further required decrease in the assumed rate of return, the discount rate or deterioration in asset values may be material to the Company’s results of operations and financial position.

•
The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. As a percentage of its total invested assets, the Company generally limits these investments to no more than 2% to 3%. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May, 1995 are accounted for at fair value, while those acquired subsequent thereto are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect its pro rata share of such mark to market adjustment if it accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments owned by the Company have significantly impacted the Company’s earnings. The Company’s future earnings from its venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position.

•
Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under FASB No. 123, Accounting for Stock-Based Compensation, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If the Company adopts these provisions of FASB No. 123, the adoption may result in additional expense recognition in an amount that may be material to the Company’s results of operations.

Summary of Financial Results

The following tables present the Company’s consolidated and segmented results of operations for the three and nine-month periods ended September 30, 2002 and 2001. The discussion following these tables discusses the Company’s consolidated and segmented results of operations.

	For the Three-month Period Ended September 30, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$155.9	$2.3	$—	$2.3	$—	$160.5
Universal life and investment-type product policy fees	42.9	11.6	—	0.1	—	54.6
Net investment income and realized losses on investments	114.7	11.1	(5.1)	2.1	6.1	128.9
Group Pension Profits	6.8	—	—	—	—	6.8
Retail Brokerage and Investment Banking revenues	—	—	109.1	—	—	109.1
Other income	(11.2)	21.6	(0.3)	5.6	9.2	24.9

Total revenue	309.1	46.6	103.7	10.1	15.3	484.8

Benefits and Expenses:
Benefits to policyholders	174.5	10.8	—	4.5	5.5	195.3
Interest credited to policyholders’ account balances	15.8	12.0	—	2.1	0.1	30.0
Amortization of deferred policy acquisition costs	32.5	17.2	—	—	—	49.7
Dividends to policyholders	52.9	0.4	—	0.2	—	53.5
Other operating costs and expenses	42.4	29.0	102.2	8.0	21.1	202.7

Total expense	318.1	69.4	102.2	14.8	26.7	531.2

(Loss)/Income before income taxes	$(9.0)	$(22.8)	$1.5	$(4.7)	$(11.4)	(46.4)

Income tax (benefit)						(16.2)

Net Loss						$(30.2)

	For the Three-month Period Ended September 30, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$159.1	$1.0	$—	$1.9	$—	$162.0
Universal life and investment-type product policy fees	38.4	12.5	—	(0.8)	—	50.1
Net investment income and realized losses on investments	139.4	18.7	2.1	4.0	9.2	173.4
Group Pension Profits	8.0	—	—	—	—	8.0
Retail Brokerage and Investment Banking revenues	—	—	82.1	—	—	82.1
Other income	(5.7)	23.5	—	3.4	0.6	21.8

Total revenue	339.2	55.7	84.2	8.5	9.8	497.4

Benefits and Expenses:
Benefits to policyholders	191.3	7.3	—	3.7	1.6	203.9
Interest credited to policyholders’ account balances	15.5	10.4	—	2.0	—	27.9
Amortization of deferred policy acquisition costs	25.7	7.2	—	—	—	32.9
Dividends to policyholders	53.9	0.5	—	0.1	—	54.5
Other operating costs and expenses	44.2	29.6	93.5	9.4	13.3	190.0

Total expense	330.6	55.0	93.5	15.2	14.9	509.2

Income/(Loss) before income taxes	$8.6	$0.7	$(9.3)	$(6.7)	$(5.1)	(11.8)

Income tax (benefit)						(3.1)

Net Loss						$(8.7)

	For the Nine-month Period Ended September 30, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$480.8	$7.1	$—	$6.9	$—	$494.8
Universal life and investment-type product policy fees	118.4	36.3	—	1.4	—	156.1
Net investment income and realized losses on investments	395.2	45.6	0.3	13.1	18.4	472.6
Group Pension Profits	22.0	—	—	—	—	22.0
Retail Brokerage and Investment Banking revenues	—	—	297.5	—	—	297.5
Other income	(8.0)	73.2	0.7	14.4	12.1	92.4

Total revenue	1,008.4	162.2	298.5	35.8	30.5	1,535.4

Benefits and Expenses:
Benefits to policyholders	534.0	29.4	—	12.4	9.7	585.5
Interest credited to policyholders’ account balances	46.2	33.2	—	6.4	—	85.8
Amortization of deferred policy acquisition costs	89.6	30.9	—	—	—	120.5
Dividends to policyholders	170.0	1.0	—	0.8	—	171.8
Other operating costs and expenses	152.3	88.4	297.1	28.1	47.3	613.2

Total expense	992.1	182.9	297.1	47.7	57.0	1,576.8

Income/(Loss) before income taxes	$16.3	$(20.7)	$1.4	$(11.9)	$(26.5)	(41.4)

Income tax (benefit)						(14.5)

Net Loss						$(26.9)

	For the Nine-month Period Ended September 30, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$490.5	$3.4	$—	$6.6	$—	$500.5
Universal life and investment-type product policy fees	110.0	42.0	—	0.1	—	152.1
Net investment income and realized losses on investments	442.9	59.2	5.0	17.3	27.7	552.1
Group Pension Profits	27.2	—	—	—	—	27.2
Retail Brokerage and Investment Banking revenues	—	—	253.0	—	—	253.0
Other income	0.7	76.7	—	12.0	4.4	93.8

Total revenue	1,071.3	181.3	258.0	36.0	32.1	1,578.7

Benefits and Expenses:
Benefits to policyholders	558.6	19.1	—	12.0	6.4	596.1
Interest credited to policyholders’ account balances	45.6	31.0	—	6.6	—	83.2
Amortization of deferred policy acquisition costs	80.9	17.5	—	—	—	98.4
Dividends to policyholders	167.8	1.2	—	0.7	—	169.7
Other operating costs and expenses	162.4	86.9	271.3	28.2	42.2	591.0

Total expense	1,015.3	155.7	271.3	47.5	48.6	1,538.4

Income/(Loss) before income taxes	$56.0	$25.6	$(13.3)	$(11.5)	$(16.5)	40.3

Income tax expense						13.4

Net Income						$26.9

Three-month Period Ended September 30, 2002 Compared to the Three-month Period Ended September 30, 2001

Premiums —

Premium revenue was $160.5 million for the three-month period ended September 30, 2002, a decrease of $1.5 million, or 0.9% from $162.0 million reported for the corresponding prior year period. The decrease was primarily a result of lower premiums in the Protection Products segment of approximately $3.2 million, partially offset by higher premiums in the Accumulation Products and Other Products segments of $1.3 million and $0.4 million, respectively. The following table summarizes the components of premiums recorded in the Protection Products segment for the three-month periods ended September 30, 2002 and 2001, respectively.

	For the Three-month Periods Ended September 30,
	2002	2001
	($ in millions)
Individual Life:
Single Premiums	$29.9	$32.9
New and Renewal Direct Premiums	139.5	136.2
New and Renewal Premiums Ceded	(13.2)	(11.1)

Total Individual Life	156.2	158.0
Other:	(0.3)	1.1

Total Protection Products	$155.9	$159.1

USFL’s premiums were $20.5 million and $14.6 million for the three-month periods ended September 30, 2002 and 2001, respectively. The increase in USFL’s premiums is primarily attributable to the expansion of its distribution system. The increase of premiums in the Accumulation Products segment was due to increased sales of immediate annuities.

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $54.6 million for the three-month period ended September 30, 2002, an increase of $4.5 million, or 9.0% from $50.1 million reported for the corresponding prior year period. The increase was due to higher fees in the Protection Products and Other Products segments of $4.5 million and $0.9 million, respectively, offset by lower fees in the Accumulation Products segment of $0.9 million. The increase in the Protection Products segment was primarily attributable to higher fees earned on Variable Universal Life (“VUL”) business of $6.4 million, consistent with growth in the in force block of such business, offset by lower fees on Corporate Sponsored Variable Universal Life (“CSVUL”) and Universal Life (“UL”) business of $1.2 million and $0.6 million, respectively, attributable to the decrease in the in force blocks of such business. The decrease in the Accumulation Products segment was primarily due to lower Flexible Premium Variable Annuity (“FPVA”) mortality and expense charges of $2.0 million offset by a $1.2 million increase in FPVA surrender charges. The decline in FPVA mortality and expense charges is due to lower separate account fund balances. Annuity assets under management were $7.3 billion as of September 30, 2002 compared to $8.2 billion at September 30, 2001. The increase in FPVA surrender charges is a result of declines in the equity markets. The increase in the Other Products segment was attributable to an increase in administration charges.

Net investment income and realized (losses)/gains on investments —

Net investment income was $170.1 million for the three-month period ended September 30, 2002, a decrease of $2.8 million, or $1.6%, from $172.9 million reported for the corresponding prior year period. The decrease in net investment income is primarily related to a decline in interest rates. Partially offsetting these declines was increased net investment income due to higher average asset balances. Also offsetting the decrease in net investment income were lower losses reported from our venture capital limited partnership investments. Such partnerships provide venture capital funding to companies through the purchase of, or investment in, equity securities issued by such companies. The annualized yield on our invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.0% and 4.5% respectively, for the three-month period ended September 30, 2002, as compared to 6.3% and 6.3% respectively, for the three-month period ended September 30, 2001. See “Investments — Investments by Asset Category.” Net investment losses from investments in venture capital partnerships were $7.8 million for the three-month period ended September 30, 2002, as compared to $15.5 million for the three-month period ended September 30, 2001.

As of September 30, 2002, we had approximately $4.5 million of additional pre-tax gains related to venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation.

Net realized losses were $41.2 million for the three-month period ended September 30, 2002, a decrease of $41.7 million, from gains of $0.5 million reported in the corresponding prior year period. The significant increase in realized losses is primarily related to a $22.3 million charge to reflect a lower valuation on a hotel property located in Phoenix, Arizona which is classified as “to be disposed of”, $16.3 million of other than temporary impairment losses related to investments in fixed maturity and equity securities and, $12.1 million of other than temporary impairment losses on our cost method venture capital limited partnerships investments. The valuation change on the Phoenix hotel property resulted from the recognition of the effect on the value of the property from new competition that recently entered the Phoenix marketplace, as well as the impact on the resort industry from the events of September 11, 2001. Partially offsetting these losses are gains from the disposition of investment securities. Set forth below is certain information as to the components of net realized gains/(losses) for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

	For the Three-month Period Ended September 30,
	2002	2001
	($ in millions)
Real estate	$(23.3)	$(0.6)
Equity securities	(16.7)	(1.8)
Fixed maturity securities	(4.9)	4.9
Mortgage loans	2.8	(0.5)
Other	0.9	(1.5)

	$(41.2)	$0.5

Group Pension Profits —

Group Pension Profits were $6.8 million for the three-month period ended September 30, 2002, a decrease of $1.2 million, or 15%, from $8.0 million in the corresponding prior year period. The decrease is primarily due to lower net realized gains of $1.6 million.

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

Retail Brokerage and Investment Banking revenues —

Retail Brokerage and Investment Banking segment revenues were $109.1 million for the three-month period ended September 30, 2002, an increase of $27.0 million, or 32.9%, from $82.1 million in the corresponding prior year period. The increase is due primarily to increased revenues from Advest. Advest had retail brokerage and investment banking revenues of $98.2 million for the three-month period ended September 30, 2002, an increase of approximately $26.2 million, or 36.3%, from $72.0 million in the corresponding prior year period primarily due to increased municipal bond and fixed income revenues of $31.7 million, a $14.5 million increase from $17.2 million reported for the corresponding prior year period, coupled with increases in commission fee revenue, investment banking and other fees, and interest income of $3.2 million, $6.3 million, and $2.2 million, respectively. Advest’s revenues for the three-month period ended September 30, 2002 include approximately $6.9 million of revenue from operations of the former Lebenthal & Co., Inc. (“Lebenthal”), which was acquired November 30, 2001 and merged into Advest early in 2002, and Babson-United Investment Advisors, Inc. (“Babson”), which was acquired on May 31, 2002. Revenues from MSC of $10.4 million for the three-month period ended September 30, 2002, increased $0.4 million from $10.0 million in the corresponding prior year period due to higher commission revenue. All expenses related to the operations of Advest, Matrix and MSC are recorded in the income statement caption “Other operating costs and expenses” in the Company’s unaudited interim condensed consolidated statement of income and comprehensive income.

Other income —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as revenues from certain asset management fees, and other miscellaneous revenues) was $24.9 million for the three-month period ended September 30, 2002, an increase of $3.1 million, or 14.2%, from $21.8 million reported for the corresponding prior year period. The increase is primarily due to higher income recorded in the Other Products segment of $2.2 million and an increase in reconciling amounts of $8.6 million, partially offset by lower income of $5.5 million and $1.9 million recorded in the Protection Products and Accumulation Products segments, respectively. The increase in reconciling amounts is attributable to higher income from the Company’s employee benefit plans, while the increase in the Other Products segment is primarily attributable to higher commission fee revenue from MBI. The decreased income in the Protection Products segment is due primarily to a $2.5 million decrease in the cash surrender value of the Company’s corporate owned life insurance (“COLI”) as a result of unfavorable market conditions and a $4.4 million decrease in reinsurance allowances, partially offset by a $1.4 million increase in other miscellaneous revenues. The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the income statement caption entitled “other operating costs and expenses”. The decrease in the Accumulation Products segment is also primarily due to the decrease in the cash surrender value of the COLI contract. For management reporting purposes, the results of the COLI contract are allocated among the segments.

Benefits to policyholders —

Benefits to policyholders were $195.3 million for the three-month period ended September 30, 2002, a decrease of $8.6 million, or 4.2%, from $203.9 million reported for the corresponding prior year period. The decrease was primarily due to lower benefits in the Protection Products segment of $16.8 million, offset by increases in the Accumulation products segment of $3.5 million and $3.9 million in reconciling amounts. The decrease in the Protection Products segment was primarily due to lower benefits in the individual life, VUL and UL business of $13.3 million, $2.4 million and $1.3 million, respectively. The decrease in individual life, VUL and UL benefits was primarily due to better mortality and a decrease in reserves. The decrease in individual life was partly offset by an increase in surrenders. The increase in the Accumulation Products segment is primarily due to higher supplemental contract and individual annuity reserves of $1.8 million from the comparable year period, as well as higher benefit reserves on the Company’s FPVA business of $1.8 million as compared to the prior year period. The increased reserves are attributable to higher sales of accumulation products and higher provisions for guaranteed minimum death benefits on the Company’s FPVA products, due to unfavorable market conditions and the decline in assets under management. The increase in the reconciling amounts is due to higher costs attributable to the Company’s employee benefit plans.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $30.0 million for the three-month period ended September 30, 2002, an increase of $2.1 million, or 7.5%, from $27.9 million reported for the corresponding prior year period. The increase is attributable to an increase in the Protection Products segment of $0.3 million and an increase in the Accumulation Products segment of $1.6 million. The increase in the Accumulation Products segment is primarily attributable to higher interest crediting on FPVA business of $2.2 million, partially offset by decreased interest crediting on supplemental contracts, Single Premium Deferred Annuity (“SPDA”), and other annuity contract business of $0.4 million, $0.1 million and $0.1 million, respectively. The increase on FPVA business is related to higher general account fund balances, while the decrease on supplemental contracts is attributable to lower interest rates. The decrease on SPDA and other annuity contract business is due to the continued run-off of the product liabilities. The increase in the Protection Products segment is primarily related to interest crediting on UL and VUL business of $0.6 million and $0.2 million, respectively, partially offset by decreased interest crediting on individual life, guaranteed universal life (“GUL”) and corporate-sponsored variable life of $0.1 million, $0.1 million and $0.2 million, respectively, due to a decline in the in force block of such businesses.

Amortization of deferred policy acquisition costs —

Amortization of DPAC was $49.7 million for the three-month period ended September 30, 2002, an increase of $16.7 million, or 51.1%, from $32.9 million reported in the corresponding prior year period. The increase is due to higher amortization of $6.8 million and $10.0 million in the Protection Products and Accumulation Products segments, respectively. The increase in the Protection Products segment resulted from higher amortization of $7.4 million and $1.5 million for VUL and individual life, respectively, offset primarily by decreased amortization for CSVUL, UL and GUL products of $1.4 million, $0.6 million and $0.2 million, respectively. The increases related to the VUL and individual life products are attributable to the growth in those blocks of business, while the decreases on CSVUL, UL and GUL products are attributable to a decrease in new business on these lines of business. The increase in the Accumulation Products segment is due primarily to higher amortization on the FPVA product due to an acceleration of amortization subsequent to a decline in variable annuity assets under management. See “Potential Forward Looking Risks Affecting Profitability — Matters Potentially Affecting the Accumulation Products Segment” for further information regarding DPAC amortization in the Accumulation Segment.

Dividends to policyholders —

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $53.5 million for the three-month period ended September 30, 2002, a decrease of $1.0 million, or 1.8%, from $54.5 million reported in the corresponding prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $1.0 million decrease in dividends to policyholders was due to a period over period increase of $5.5 million in the deferred dividend liability, offset by a period over period decrease of $6.5 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during the three months ended September 30, 2002 were $47.8 million, a decrease of $6.5 million, or 12.0%, from $54.3 million reported in the corresponding prior year period. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of the ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. For additional information see Note 6 to the Unaudited Interim Condensed Consolidated Financial Statement included herein.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included herein. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. The deferred dividend liability was $73.0 million at September 30, 2002.

Other operating costs and expenses —

Other operating costs and expenses were $202.7 million for the three-month period ended September 30, 2002, an increase of $12.7 million, or 6.7%, from $190.0 million reported for the corresponding prior year period. The increase is primarily attributable to an $8.7 million increase in the Retail Brokerage and Investment Banking segment, offset by decreases in the Protection Products, Accumulation Products and Other Products segments of $1.8 million, $0.6 million and $1.5 million, respectively. An increase of $7.9 million in reconciling amounts also contributed to the increase from the prior year. The increase in the Retail Brokerage and Investment Banking segment is primarily attributable to higher compensation and general expenses of $8.3 million and $7.0 million, respectively, offset by lower interest expense and the elimination of goodwill amortization resulting from the adoption of FASB No. 142, Goodwill and Other Intangible Assets, of $3.9 million and $2.4 million, respectively. The decrease in the Protection Products segment consists primarily of lower overhead expenses of approximately $9.0 million partially offset by lower costs pertaining to the Company’s employee benefit plans of approximately $7.3 million. The increase in costs relating to the Company’s benefit plans is primarily attributable to an increase in the Company’s non-qualified deferred compensation liabilities, which are substantially hedged by the change in the cash surrender value of a COLI contract owned by the Company (refer to “Other income” above). The decrease in the Other Products segment is attributable to lower overhead expenses of approximately $1.5 million. The increase in reconciling amounts is primarily attributable to an increase in interest expense.

Nine-month Period Ended September 30, 2002 Compared to the Nine-month Period Ended September 30, 2001

Premiums —

Premium revenue was $494.8 million for the nine-month period ended September 30, 2002, a decrease of $5.7 million, or 1.1% from $500.5 million reported for the corresponding prior year period. The decrease was primarily attributable to a decrease in the Protection Products segment of $9.7 million partially offset by an increase in the Accumulation Products and Other Products segments of $3.7 million and $0.3 million, respectively. The following table summarizes the components of premiums recorded in the Protection Products segment for the nine-month periods ended September 30, 2002 and 2001, respectively.

	For the Nine-month Period Ended September 30,
	2002	2001
	($ in millions)
Individual Life:
Single Premiums	$91.8	$100.8
New and Renewal Direct Premiums	423.5	417.0
New and Renewal Premiums Ceded	(34.2)	(28.3)

Total Individual Life	481.1	489.5
Other:	(0.3)	1.0

Total Protection Products	$480.8	$490.5

The increase of premiums in the Accumulation Products segment was due to increased sales of immediate annuities.

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $156.1 million for the nine-month period ended September 30, 2002, an increase of $4.0 million, or 2.6% from $152.1 million reported for the corresponding prior year period. The increase was due to higher fees in the Protection Products and Other Products segments of $8.4 million and $1.3 million, respectively, offset by lower fees in the Accumulation Products segment of $5.7 million. The increase in the Protection Products segment was primarily attributable to higher fees earned on VUL business of $14.3 million, consistent with growth in the in force block of such business, which was offset by lower fees on UL, CSVUL and GUL business of $3.5 million, $2.1 million and $0.3 million, respectively, net of reinsurance. The decrease in the Accumulation Products segment, net of reinsurance, was primarily due to lower mortality and expense charges of $5.7 million in the Company’s FPVA product. The decline in FPVA mortality and expense charges is due to lower fund balances in the Separate Accounts due to stock market declines.

Net investment income and realized gains on investment —

Net investment income was $541.7 million for the nine-month period ended September 30, 2002, a decrease of $4.4 million, or 0.8%, from $546.1 million reported for the corresponding prior year period. The decrease in net investment income is primarily related to a decline in interest rates resulting in lower investment yields offset by an increase in average asset balances. Partially offsetting this decrease in net investment income was lower losses of $7.2 million related to our venture capital limited partnership investments and an increase in net investment income related to our equity real estate portfolio. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.5% and 5.6%, respectively, for the nine-month period ended September 30, 2002, as compared to 6.6% and 6.6%, respectively, for the nine-month period ended September 30, 2001. See “Investments — Investments by Asset Category.” Net investment losses from investments in venture capital partnerships were $6.8 million for the nine-month period ended September 30, 2002 as compared to $14.0 million for the nine-month period ended September 30, 2001.

As of September 30, 2002, the Company had approximately $4.5 million of additional pre-tax gains related to venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation.

Net realized losses were $69.1 million for the nine-month period ended September 30, 2002, a decrease of $75.1 million, from gains of $6.0 million reported for the corresponding prior year period. The significant increase in realized losses is primarily related to a $24.4 million valuation allowance taken on real estate properties (see the discussion of our results for the three-month period ended September 30, 2002 as compared to the corresponding prior year period for further information regarding the valuation allowance on real estate properties) and a $6.8 million litigation loss related to a specific joint venture real estate partnership (see Note 5 to the unaudited interim condensed consolidated financial statements herein). In addition, $34.7 million and $20.3 million of other than temporary impairment charges were taken on fixed maturity and equity securities, respectively. Partially offsetting these losses are gains from the disposition of investment securities. The following table sets forth the components of net realized gains (losses) by investment category for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001.

	For the Nine-month Period Ended September 30,
	2002	2001
	($ in millions)
Real estate	$(33.7)	$(3.2)
Equity securities	(22.2)	(7.1)
Fixed maturity securities	(16.6)	12.4
Mortgage loans	1.2	4.7
Other	2.2	(0.8)

	$(69.1)	$6.0

Group Pension Profits —

Group Pension Profits were $22.0 million for the nine-month period ended September 30, 2002, a decrease of $5.2 million, or 19.1%, from $27.2 million reported in the corresponding prior year period. The decrease is primarily due to a decrease in net realized gains of $5.1 million.

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

Retail Brokerage and Investment Banking revenues were $297.5 million for the nine-month period ended September 30, 2002, an increase of $44.5 million, or 17.6%, from $253.0 million reported in the corresponding prior year period. The increase is due to higher revenues from Advest, partially offset by decreased revenues from MSC and Matrix. Advest had retail brokerage and investment banking revenues of $263.3 million for the nine-month period ended September 30, 2002, an increase of $45.4 million, or 20.8%, from $217.9 million reported in the corresponding prior year period. The increase is primarily due to an additional month of revenue in 2002 (because Advest was acquired by the Company on January 31, 2001), partially offset by a decrease in interest revenue due to the outsourcing of Advest’s clearing operations. Advest’s results for the nine-month period ended September 30, 2002 also include $16.4 million in revenue from the former Lebenthal, which was acquired by Advest in November, 2001 and merged into Advest in early 2002, and Babson which was acquired by Advest on May 31, 2002. The retail brokerage and investment banking revenues from MSC of $33.0 million remained relatively flat compared to $33.1 million in the corresponding prior year period. The revenues from Matrix decreased to $1.3 million from $2.0 million in the prior year due to lower mergers and acquisition related fees. All expenses related to the operations of Advest, Matrix and MSC are recorded in “Other operating costs and expenses” in the Company’s unaudited interim consolidated statement of income and comprehensive income.

Other income —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $92.4 million for the nine-month period ended September 30, 2002, a decrease of $1.4 million, or 1.5%, from $93.8 million reported for the corresponding prior year period. The decrease is due primarily to lower income in the Protection Products and Accumulation Products segments of $8.7 million and $3.5 million, respectively, partially offset by increased income in the Other Products and Retail Brokerage and Investment Banking segments of $2.4 million and $0.7 million, respectively. An increase of $7.7 million in reconciling amounts also contributed to offsetting the decrease from the prior year in the Protection Products and Accumulation Products segments. The decrease in the Protection Products segment relates primarily to a $6.0 million decrease in the cash surrender value of the Company’s COLI contract and a $1.3 million decrease in reinsurance allowances. The decrease in the Accumulation Products segment is due to a $5.9 million decrease in commission revenue earned by Enterprise, partially offset by a $2.0 million increase in the surrender value of this segment’s allocated portion of the Company’s COLI. The increase in the Retail Brokerage and Investment Banking segment is due to a business interruption insurance recovery received by Advest pertaining to the events of September 11, 2002.

Benefits to policyholders —

Benefits to policyholders were $585.5 million for the nine-month period ended September 30, 2002, a decrease of $10.6 million, or 1.8%, from $596.1 million reported for the corresponding prior year period. The decrease was primarily due to lower benefits in the Protection Products segment of $24.6 million offset by higher benefits of $10.3 million in the Accumulation Products segment. An increase of $3.3 million in reconciling amounts also offset the decrease in the Protection Products segment. The decrease in the Protection Products segment was primarily due to lower benefits related to our individual life and VUL business of $27.7 million and $6.1 million, respectively, partially offset by higher benefits from UL and disability business of $8.1 million and $1.4 million, respectively. The decrease in individual life and VUL benefits was primarily due to better mortality, a decrease in reserves and lower surrenders, while the increased benefits in UL and disability were due to poor mortality and increased claims, respectively. The increase in the Accumulation Products segment is primarily due to higher supplemental contract, SPDA, and individual annuity reserves of $22.9 million, a $6.0 million increase, and higher FPVA benefits of $4.3 million. The increase resulted from higher reserves due to higher sales of accumulation products and higher reserves for guaranteed minimum death benefits.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $85.8 million for the nine-month period ended September 30, 2002, an increase of $2.6 million, or 3.1%, from $83.2 million reported for the corresponding prior year period. The increase is primarily attributable to an increase in the Protection Products segment of $0.6 million and an increase in the Accumulation Products segment of $2.2 million, offset by a decrease in the Other

Products segment of $0.2 million. The increase in the Accumulation Products segment is primarily attributable to higher interest crediting on FPVA business of $5.9 million, partially offset by decreased interest crediting on supplemental contracts and SPDA business of $1.9 million and $1.1 million, respectively. The higher interest crediting on FPVA business is related to higher general account fund balances, while the decreased interest crediting on supplemental contracts and SPDA is due to the continued run-off of the product liabilities. The increase in the Protection Products segment is primarily related to higher interest crediting on UL and VUL business of $0.9 million and $0.4 million, respectively, offset by decreased interest crediting in individual life and corporate-sponsored variable life business of $0.2 million and $0.3 million, respectively. The decrease in the Other Products segment is due to lower interest crediting on the Company’s retained group pension business.

Amortization of deferred policy acquisition costs —

Amortization of DPAC was $120.5 million for the nine-month period ended September 30, 2002, an increase of $22.1 million, or 22.5%, from $98.4 million reported in the corresponding prior year period. The increase is primarily due to higher amortization of $8.7 million and $13.4 million in the Protection Products and Accumulation Products segments, respectively. The increase in the Protection Products segment was as a result of higher amortization of $13.6 million and $0.3 million for VUL and CSVUL products, respectively, offset by decreased amortization for individual life and GUL of $4.8 million and $0.6 million, respectively. The increases on the VUL and CSVUL products are attributable to the growth in those blocks of business, while the decrease on the individual life business is due principally to the effect of reducing the margins over which the Closed Block DPAC is amortized by deferred dividend liability provisions. The increase in the Accumulation Products segment is due to higher amortization on the FPVA product due to an acceleration of amortization subsequent to a decline in variable annuity assets under management, resulting in lower future profitability.

Dividends to policyholders —

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $171.8 million for the nine-month period ended September 30, 2002, an increase of $2.1 million, or 1.2%, from $169.7 million reported in the corresponding prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $2.1 million increase in dividends to policyholders was due to a period over period increase of $21.5 million in the deferred dividend liability, offset by a period over period decrease of $19.4 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during the nine months ended September 30, 2002 were $146.6 million, a decrease of $19.4 million, or 11.7%, from $166.0 million reported in the corresponding prior year period. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of the ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. For additional information see Note 6 to the Unaudited Interim Condensed Consolidated Financial Statement included herein.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included herein. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. The deferred dividend liability was $73.0 million at September 30, 2002.

Other operating costs and expenses —

Other operating costs and expenses were $613.2 million for the nine-month period ended September 30, 2002, an increase of $22.2 million, or 3.8%, from $591.0 million reported for the corresponding prior year period. The increase is primarily attributable to increases in the Retail Brokerage and Investment Banking and the Accumulation Products segments of $25.8 million and $1.5 million, respectively, offset by a decrease in the Protection Products segment of $10.1 million. An increase of $5.1 million in reconciling amounts also contributed to the increase from the prior year. The increase in the Retail Brokerage and Investment Banking segment is primarily attributable to the inclusion of an additional month of Advest’s expenses in 2002 (because Advest was acquired by the Company on January 31, 2001) of approximately $33.0 million, higher compensation expense of approximately $11.8 million and higher general expenses of $8.0 million, partially offset by lower interest expense, the elimination of goodwill amortization and lower commission expenses of $15.9 million, $5.1 million, and $6.0 million, respectively. The increase in the Accumulation Products segment is attributable primarily to higher costs related to the Company’s employee benefit plans of $3.0 million, partially offset by a net decrease in general expenses of $1.4 million. The decrease in the Protection Products segment is attributable primarily to lower compensation and other miscellaneous expenses of $31.2 million, partially offset by higher costs related to the Company’s employee benefit plans of $14.2 million, higher litigation related costs of $5.4 million (see Note 5 to the unaudited interim condensed consolidated financial statements herein) and higher interest expense of $1.5 million.

Results of Operations of the Closed Block

Set forth below is a discussion and analysis of the results of operation of the Closed Block for the periods indicated.

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2002	2001	2002	2001
	($ in millions)
Revenues:
Premiums	$119.4	$129.8	$367.4	$397.3
Net investment income	100.9	100.0	297.7	299.0
Net realized (losses)/gains on investments	(5.1)	2.7	(8.0)	4.7
Other income	0.7	0.5	1.6	1.5

	215.9	233.0	658.7	702.5

Benefits and Expenses:
Benefits to policyholders	135.8	151.7	410.6	445.1
Interest credited to policyholders’ account balances	2.1	2.3	6.3	6.5
Amortization of deferred policy acquisition cost	12.9	13.9	37.1	46.1
Dividends to policyholders	54.0	53.9	170.2	167.3
Other operating costs and expenses	1.3	1.6	4.5	5.7

Total benefits and expenses	206.1	223.4	628.7	670.7

Contribution from the Closed Block	$9.8	$9.6	$30.0	$31.8

No new policies have been added, or will be added, to the Closed Block subsequent to MONY Life’s demutualization. Therefore, we expect the revenues and benefits related to the Closed Block to decrease over time as the in force business declines. This is consistent with the “glide path” established in connection with MONY Life’s plan of demutualization.

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Premiums

Premiums were $119.4 million for the three-month period ended September 30, 2002, a decrease of $10.4 million from $129.8 million reported in the corresponding prior year period. Excluding reinvested dividends, premiums decreased by approximately 7.5%, or $7.2 million, which is in line with glide path expectations of the runoff of the in force business in the Closed Block. See discussion under “Dividends to policyholders” below for an explanation of the glide path. Premiums from reinvested dividends decreased by $3.1 million primarily due to a reduction in the dividend scale effective January 1, 2002.

Net investment income

Net investment income was $100.9 million for the three-month period ended September 30, 2002, a increase of $0.9 million, from $100.0 million reported in the comparable prior year period. The increase in net investment income is primarily related to an increased invested asset balances partially offset by declines in the interest rate environment for fixed income assets.

Benefits to policyholders

Benefits to policyholders were $135.8 million for the three-month period ended September 30, 2002, a decrease of $15.9 million, from $151.7 million reported in the corresponding prior year period. The decrease principally resulted from: (i) lower death benefits of $7.6 million, as compared to the prior year period as a result of improvements in mortality experience (death benefits were $38.5 million and $46.1 million for the three-month periods ended September 30, 2002 and 2001, respectively), and (ii) an increase in surrender benefits of $12.4 million, as compared to the prior year period as a result of deteriorating persistency experience (surrender benefits were $91.7 million and $79.3 million for the three-month periods ended September 30, 2002 and 2001, respectively) and (iii) a $20.9 million decrease in the change in reserves, as compared to the prior year period (the change in reserves was $2.9 million and $23.8 million for the three month periods ended September 30, 2002 and 2001, respectively).

Interest Credited to policyholders’ account balances

Interest credited was $2.1 million for the three-month period ended September 30, 2002, a decrease of $0.2 million, from $2.3 million reported in the corresponding prior year period. The decrease in interest credited is primarily due to a decrease in interest credited on overdue claims.

Amortization of deferred policy acquisition costs

Amortization of deferred policy acquisition costs was $12.9 million for the three-month period ended September 30, 2002, a decrease of $1.0 million, as compared to $13.9 million reported in the comparable prior year period. The $1.0 million decrease in amortization is due principally to the runoff of the closed block.

Dividends to policyholders

Dividends to policyholders were $54.0 million for the three-month period ended September 30, 2002, an increase of $0.1 million, as compared to $53.9 million reported in the corresponding prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $0.1 million increase in dividends to policyholders was due to a period over period increase of $5.5 million in the deferred dividend liability, offset by a period over period decrease of $5.4 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during the three months ended September 30, 2002 were $48.3 million, a decrease of $5.4 million from the $53.7 million reported in the corresponding prior year period. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of the ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. For additional information see Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included herein.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for the payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully described in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included herein. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. The deferred dividend liability was $73.0 million at September 30, 2002.

Nine Months Ended September 30, 2002 compared to September 30, 2001

Premiums

Premiums were $367.4 million for the nine-month period ended September 30, 2002, a decrease of $29.9 million from $397.3 million reported in the comparable prior year period. Excluding reinvested dividends, premiums decreased by approximately 6.7%, or $20.0 million, which is in line with glide path expectations of the runoff of the in force business in the Closed Block. See discussion under “Dividends to policyholders” below for an explanation of the glide path. Premiums from reinvested dividends decreased by $9.9 million primarily due to a reduction in the dividend scale effective January 1, 2002.

Net investment income

Net investment income was $297.7 million for the nine-month period ended September 30, 2002, a decrease of $1.3 million, from $299.0 million reported in the comparable prior year period. The decrease in net investment income reflects the declines in the interest rate environment for fixed income assets.

Benefits to policyholders

Benefits to policyholders were $410.6 million for the nine-month period ended September 30, 2002, a decrease of $34.5 million, from $445.1 million reported in the comparable prior year period. The decrease principally resulted from: (i) lower death benefits of $14.3 million, as compared to the comparable prior year period as a result of improvements in mortality experience (death benefits were $126.1 million and $140.4 million for the nine-month periods ended September 30, 2002 and 2001, respectively), and (ii) a decrease in surrender benefits of $8.1 million, as compared to the comparable prior year period as a result of an improvement in persistency experience (surrender benefits were $254.3 million and $262.4 million for the nine-month periods ended September 30, 2002 and 2001, respectively) and (iii) an $11.4 million decrease in the change in reserves, as compared to the corresponding prior year period (the change in reserves was $22.8 million and $34.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively).

Interest Credited

Interest credited was $6.3 million for the nine-month period ended September 30, 2002, a decrease of $0.1 million, from $6.4 million reported in the comparable prior year period. The decrease in interest credited is primarily due to a decrease in interest credited on overdue claims.

Amortization of deferred policy acquisition costs

Amortization of deferred policy acquisition costs was $37.1 million for the nine-month period ended September 30, 2002, a decrease of $9.0 million, as compared to $46.1 million reported in the comparable prior year period. The $9.0 million decrease in amortization is due principally to the effect of reducing the margins over which the Closed Block deferred policy acquisition costs are amortized by deferred dividend liability provisions — see “Dividends to policyholders” below for an explanation of the deferred dividend liability.

Dividends to policyholders

Dividends to policyholders were $170.2 million for the nine-month period ended September 30, 2002, an increase of $2.9 million, as compared to $167.3 million reported in the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $2.9 million increase in dividends to policyholders was due to a period over period increase of $21.5 million in the deferred dividend liability, offset by a period over period decrease of $18.6 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during the nine months of 2002 were $145.0 million, a decrease of $18.6 million from the $163.6 million reported in the comparable prior period. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. For additional information see Note 6 to the Unaudited Interim Condensed Financial Statements.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included herein. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. The deferred dividend liability was $73.0 million at September 30, 2002.

New Business Information

The Company distributes its Protection and Accumulation products primarily through its career agency sales force and various complementary distribution channels which include: (i) sales of proprietary retail mutual funds through third party broker-dealers, (ii) sales of Protection Products by the Company’s USFL subsidiary through brokerage general agencies, (iii) sales of COLI products by the Company’s corporate marketing team, and (iv) sales of a variety of financial products and services through the Company’s Trusted Advisors subsidiary. The table below and the discussion which follows present certain information with respect to the Company’s sales of protection and accumulation products during the three and nine-month periods ended September 30, 2002 and 2001 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented in the table below with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented. The amounts presented with respect to the Retail Brokerage and Investment Banking segment represent fees earned by Advest, Matrix and MSC primarily from securities brokerage, investment banking and asset management services.

New Business and Revenues By Source

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2002	2001	2002	2001
	($ in millions)
Protection Products
Career Agency System	$15.7	$22.6	$49.7	$60.9
U. S. Financial Life Insurance Company	10.9	11.7	37.8	34.2
Complementary Distribution(1)	82.1	20.5	131.2	56.8

Total New Annualized Life Insurance Premiums	$108.7	$54.8	$218.7	$151.9

Accumulation Products
Career Agency System — Variable Annuities(2)	$85.0	$98.0	$317.0	$272.0
Fixed Annuities	48.0	—	48.0	—
Career Agency System — Mutual Funds	44.0	72.0	183.0	288.0
Third Party Distribution — Mutual Funds	205.0	244.0	745.0	749.0

Total Accumulation Sales	$382.0	$414.0	$1,293.0	$1,309.0

Retail Brokerage & Investment Banking Revenues
Advest(3)(4)	$84.2	$60.2	$236.4	$203.7
MONY Securities Corp.	10.4	10.0	33.0	33.1
Matrix Capital Markets	0.5	0.1	1.3	2.0

Total Accumulation Sales	$95.1	$70.3	$270.7	$238.8

(1)	Amounts are primarily comprised of COLI cases.
(2)
Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

(3)
Amounts presented for Advest are for the eight-month period ended September 30, 2001. Advest was acquired on January 31, 2001 and accordingly, the Company’s consolidated results of operations include only the activity of Advest for the eight-month period ended September 30, 2001.

(4)
Lebenthal, acquired by Advest in November 2001 and merged into Advest early in 2002, and Babson, acquired by Advest in May 2002, account for $6.9 million and $16.4 million of Advest’s revenue for the three and nine-month periods ended September 30, 2002, respectively.

Protection Product Segment

Protection Products Segment — New Business Information for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001

Total new annualized and single life insurance premiums were $108.7 million for the three-month period ended September 30, 2002, compared with $54.8 million during the comparable prior year period. The increase was primarily due to increased sales of COLI/BOLI which were $78.2 million for the three-month period ended September 30, 2002, compared to $19.4 million for the comparable prior year period. This increase is primarily due to an increase in new cases and policies issued in 2002 compared to 2001. There were 10 new cases and 948 new policies issued in the three-month period ended September 30, 2002 compared to 4 new cases and 157 new policies in the three-month period ended September 30, 2001. Corporate sales are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

New life insurance premiums (first-year and single premiums) through the career network decreased to $15.7 million for the three-month period ended September 30, 2002 compared to $22.6 million for the comparable prior year period. The decrease is primarily due to a 30% reduction in the career network’s sales force in the fourth quarter of 2001.

USFL sales were $10.9 million for the three-month period ended September 30, 2002, compared to $11.7 million during the comparable 2001 period due to an increase in universal life sales.

Protection Products Segment — New Business Information for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001

Total new annualized and single life insurance premiums were $218.7 million for the nine-month period ended September 30, 2002, compared with $151.9 million during the comparable prior year period. The increase was primarily due to increased sales of COLI/BOLI which were $124.3 million for the nine-month period ended September 30, 2002, compared to $54.6 million for the comparable prior year period. This increase is primarily due to an increase in new cases and policies issued in 2002 compared to 2001. There were 34 new cases and 1,549 new policies issued in the nine-month period ended September 30, 2002 compared to 17 new cases and 515 new policies in the nine-month period ended September 30, 2001. Corporate sales are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

New life insurance premiums (first-year and single premiums) through the career network decreased to $49.7 million for the nine-month period ended September 30, 2002 compared to $60.9 million for the comparable prior year period. The decrease is primarily due to a 30% reduction in the career network’s sales force in the fourth quarter of 2001.

USFL sales were $37.8 million for the nine-month period ended September 30, 2002 compared to $34.2 million during the comparable 2001 period due to an increase in universal life sales.

Accumulation Product Segment

The following tables set forth assets under management as of September 30, 2002 and September 30, 2001, and changes in the primary components of assets under management for the three and nine-month periods ended September 30, 2002 and 2001:

	As of September 30, 2002	As of September 30, 2001
	($ in billions)
Assets under management:
Individual variable annuities	$3.1	$3.5
Individual fixed annuities	0.7	0.7
Proprietary retail mutual funds	3.5	4.0

	$7.3	$8.2

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2002	2001	2002	2001
	($ in billions)
Individual Variable Annuities:
Beginning account value	$3.5	$4.0	$3.9	$4.4
Sales(1)	0.1	0.1	0.2	0.2
Market appreciation	(0.4)	(0.5)	(0.7)	(0.8)
Surrenders and withdrawals(1)	(0.1)	(0.1)	(0.3)	(0.3)

Ending account value	$3.1	$3.5	$3.1	$3.5

Proprietary Retail Mutual Funds:
Beginning account value	$4.0	$4.5	$4.4	$4.8
Sales	0.2	0.3	0.9	1.0
Dividends reinvested	0.0	0.0	0.0	0.0
Market appreciation	(0.4)	(0.5)	(1.0)	(1.0)
Redemptions	(0.3)	(0.3)	(0.8)	(0.8)

Ending account value	$3.5	$4.0	$3.5	$4.0

(1)
Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Accumulation Products Segment — New Business Information for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

Accumulation sales were $382 million for the three-month period ended September 30, 2002 compared to $414 million in the comparable prior year period. Enterprise had sales of $249 million, $205 million of which were sold through third-party broker-dealers and $44 million of which were sold through the Company’s career network. Comparably, third quarter 2001 sales for Enterprise were $316 million, $244 million of which were from third-party broker dealers and $72 million of which were from the career network. The Company’s mutual fund business experienced net outflows of $19.7 million for the quarter ended September 30, 2002. Annuity sales, net of exchanges, were $133 million during the three-month period ended September 30, 2002 compared to $98 million during the three-month period ended September 30, 2001, due primarily to $48 million in sales for MONY Life’s new fixed annuity product, $27 million of which were sold through retail channels and $21 million of which were sold through the brokerage segment.

Accumulation Products Segment — New Business Information for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001.

Accumulation sales were $1,293 million for the nine-month period ended September 30, 2002 compared to $1,309 million in the comparable prior year period. Enterprise had sales of $928 million, $745 million of which were sold through third-party broker-dealers and $183 million of which were sold through the Company’s career network. For the nine months ended September 30, 2001 sales for Enterprise were $1,000 million, $749 million of which were from third-party broker dealers and $288 million of which were from the career network. Due to a decline in the equity markets and a 17% decline in the Dow Jones Industrial average during the third quarter of 2002, accumulation assets under management decreased 11.0% to $7.3 billion as of September 30, 2002 from $8.2 billion as of December 31, 2001.

Retail Brokerage and Investment Banking Segment — Revenue Information for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001

The Retail Brokerage and Investment Banking segment offers securities brokerage, trading, investment banking, trust, and asset management services to high-net worth individuals and small to mid-size business owners primarily through Advest, Matrix and MSC. Retail Brokerage and Investment Banking segment revenues increased to $109.1 million for the three-month period ended September 30, 2002 compared with $82.1 million during the comparable 2001 period. Advest revenues were $98.2 million for the three-month period ended September 30, 2002, compared to $72.0 million for the three-month period ended September 30, 2001. The increase in revenues was driven primarily by higher municipal bond and fixed income sales and trading activity, as well as higher investment banking revenues. These improvements were partially offset by a decrease of interest income on margin accounts as a result of the outsourcing of Advest’s clearing operation which was completed in early 2002. In connection with the outsourcing, Advest entered into an interest-sharing agreement, which has resulted in lower net interest profits in the current year. There was also a corresponding decrease in interest expense in connection with the outsourcing. Revenues from Advest’s private client group were $49.8 million for the three-month period ended September 30, 2002 compared to $42.5 million for the three-month period ended September 30, 2001. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the three-month period ended September 30, 2002, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $10.4 million, compared with $10.0 million during the comparable prior year period.

Retail Brokerage and Investment Banking Segment — Revenue Information for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001

The Retail Brokerage and Investment Banking segment, formed during the first quarter of 2001, had revenues of $297.5 million for the nine-month period ended September 30, 2002 compared to $253.0 million for the nine-month period ended September 30, 2001. Although revenues improved over last year, market volatility and a decrease in trading volume did adversely affect revenue at Advest and MSC. Advest revenues were $263.3 million for the nine-month period ended September 30, 2002, compared to $253.6 million for the nine-month period ended September 30, 2001 on a proforma basis. The increase in revenues was driven primarily by higher municipal bond and fixed income sales and trading activity, as well as higher investment banking revenues. Revenues from Advest’s private client group were $141.7 million for the nine-month period ended September 30, 2002 compared to $137.3 million for the comparable prior year period on a proforma basis to include Advest’s private client group for the month of January 2001. Advest was acquired by the Company on January 31, 2001. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the nine-month period ended September 30, 2002, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $33.0 million, compared with $33.1 million during the comparable prior year period.

Liquidity and Capital Resources

MONY Group and MONY Holdings

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life (see Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein), issued $300 million of floating rate insured debt securities (the “Notes”) in a private placement.

Proceeds to MONY Holdings from the issuance of the Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the Notes. These funds will ultimately revert back to the Company, provided that the cash flows from the Closed Block Business are sufficient to satisfy MONY Holdings’ obligations under the Notes. The balance of the proceeds aggregating $232.6 million was paid in the form of a dividend by MONY Holdings to MONY Group.

The Notes mature on January 21, 2017. Annual scheduled amortization payments will begin on January 21, 2008. Interest on the notes accrues at an annual rate equal to three-month LIBOR plus 0.55%. Concurrent with the issuance of the Notes, MONY Holdings entered into an interest rate swap contract, which locked in a fixed rate of interest on this indebtedness at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest on the Notes, the all-in cost of the indebtedness is 7.36%. Pursuant to the terms of this structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150.0 million of this floating rate insured debt in the future.

This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block Business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the cash flows and collateral, investors in the Notes have limited recourse to MONY Holdings in the event of any default under the notes. The amount of dividends attributable to the Closed Block Business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block business, subject to certain adjustments described in the indenture (see Note 8 to the Unaudited Interim Condensed Consolidated Financial Statements included elsewhere herein).

If an Event of default occurs (and is not waived) with regard to compliance with the terms of the Indenture under which the Notes were issued or if MONY Group’s senior debt rating is downgraded to BB+ or below by Standard & Poor’s Rating Services or to Ba2 or below by Moody’s Investors Service, Inc., the insurer of the Notes, at its option, may (a) declare all future premiums payable pursuant to the Insurance Agreement among it, MONY Holdings, MONY Group and MONY Life to be immediately due and payable, (b) cause all assets held in the debt service coverage account in excess of an amount equal to the debt service payable on the next scheduled payment date on the Notes to be applied to prepay all or a portion of the principal or accrued interest on the Notes, or (c) do both (a) and (b).

MONY Group’s cash inflows principally consist of investment income from its invested assets (including interest from the inter-company surplus notes, principal and interest payments on inter-company demand notes due from its subsidiaries and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid). MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block Business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the inter-company surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law. As of September 30, 2002, MONY Group had approximately $290.7 million of cash and cash equivalents. Management expects that MONY Group will have approximately $200 million of cash and cash equivalents at

December 31, 2002 after it makes expected capital contributions to its life insurance subsidiaries in the fourth quarter of 2002.

In addition, MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million, with a scheduled renewal date in July 2003. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program which was activated in the third quarter of 2000. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40% and cash and cash equivalents on a separate company basis equal to the greater of $75 million or one and one half years of debt service. As of September 30, 2002, MONY Group was in compliance with each of the covenants as follows: (i) MONY Life’s tangible net worth determined in accordance with Statutory Accounting Practices totaled $944.4 million, (ii) MONY Group’s debt to total capitalization ratio was 31.1%, and (iii) MONY Group had cash and cash equivalents of $290.7 million. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2001 or as of September 30, 2002. The facility was amended at the consummation of the offering of the Notes to permit the offering of the Notes.

Issuance of Senior Notes and Repurchase of Senior Notes

On January 12, 2000, the MONY Group filed a registration statement on Form S-3 with the Securities and Exchange Commission to register certain securities (the “Shelf Registration”). This registration provides the MONY Group with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. Through September 30, 2002 the Mony Group issued securities in the form of senior indebtedness of the MONY Group aggregating $575.0 million pursuant to the Shelf Registration.

Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income, increased to $2,842.1 million at September 30, 2002, as compared to $2,597.2 million at December 31, 2001. The increase was primarily due to the issuance of $300.0 million of debt on April 30, 2002, as discussed above. The Company’s debt to equity ratio (excluding accumulated comprehensive income and short term debt) was 45.0% at September 30, 2002 as compared to 29.0% at December 31, 2001. The Company’s debt to total capitalization ratio (excluding accumulated comprehensive income and short term debt) increased to 31.1% at September 30, 2002 from 22.5% at December 31, 2001.

Since January 2000, the MONY Group has had a common share repurchase program in place. During the second quarter of 2001, the MONY Group announced a plan to repurchase an additional 2.5 million common shares, bringing the total authorized share repurchase to approximately 4.9 million shares. Under the plan, the MONY Group may repurchase such shares from time to time, as market conditions and other factors warrant. For the three and nine month-periods ended September 30, 2002, the MONY Group repurchased 812,100 and 1,038,768 shares for a total cost of $22.3 million and $30.0 million, respectively.

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

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of MONY Life’s total annuity reserves and deposit liabilities at September 30, 2002 and December 31, 2001.

Withdrawal Characteristics of
Annuity Reserves and Deposit Liabilities

	Amount at September 30, 2002	Percent of Total	Amount at December 31, 2001	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,051.5	19.7%	$1,282.1	20.4%
Subject to discretionary withdrawal with market value adjustment or at carrying value less surrender charge	3,213.7	60.2	3,946.9	62.8

Subtotal	4,265.2	79.9	5,229.0	83.2
Subject to discretionary withdrawal — without adjustment at carrying value	1,071.8	20.1	1,057.6	16.8

Total annuity reserves and deposit liabilities (gross)	5,337.0	100.0%	6,286.6	100.0%
Less reinsurance	69.8		71.2

Total annuity reserves and deposit liabilities (net)	$5,267.2		$6,215.4

The following table sets forth by product line the actual surrenders and withdrawals for the periods indicated.

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2002	2001	2002	2001
	($ in millions)
Product Line:
Tradition life	$94.6	$82.2	$261.6	$269.6
Variable and universal life	14.1	19.1	45.2	62.0
Annuities(1)(3)	126.9	105.6	346.5	357.0
Pensions(2)	41.3	34.4	72.3	83.2

Total	$276.9	$241.3	$725.6	$771.8

(1)
Excludes approximately $18.6 million and $37.2 million for the three months ended September 30, 2002 and 2001, respectively, and $51.9 million and $179.6 million for the nine months ended September 30, 2002 and 2001, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.

(2)	Excludes transfers between funds within the MONY Life benefit plans.
(3)
Includes reclassification of approximately $38.9 million and $22.8 million for the three-month discreet periods ended September 30, 2002 and 2001, respectively, and $99.6 million and $99.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively, for Separate Accounts Deposit Type contract withdrawals.

MONY Life’s principal sources of liquidity to meet cash flow needs are its portfolio of liquid assets and its net operating cash flow. During the nine-month period ended September 30, 2002 the net cash inflow from operations was $33.9 million, a $76.1 million increase from September 30, 2001 which had a cash outflow of $42.2 million. The increase primarily relates to the timing of payment of liabilities. MONY Life’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that MONY Life’s sources of liquidity are adequate to meet its anticipated needs. As of September 30, 2002, MONY Life had fixed maturity securities with a carrying value of $7,913.7 million (including fixed maturities in the Closed Block), of which $4,698.2 million were publicly traded securities and $3,215.5 million were private (or non-publicly traded) fixed maturity securities (see Investments — Fixed Maturity Securities for further information). At that date, approximately 90.2% of MONY Life’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at September 30, 2002 MONY Life had cash and cash equivalents of $451.1 million (including cash and cash equivalents in the Closed Block).

INVESTMENTS

The following discussion includes the Debt Service Coverage Account sub-account OB and sub-account CBB (see Note 8 to the Unaudited Interim Condensed Consolidated Financial Statements) but excludes invested assets transferred in the Group Pension Transaction and the trading securities of Advest. This discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements.

The following table sets forth the results of the major categories of the Company’s general account invested assets.

	As of September 30, 2002		As of December 31, 2001
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Invested Assets
Fixed Maturities, available-for-sale, at fair value	$7,913.7	66.4%	$6,976.1	62.8%
Equity Securities, available-for-sale, at fair value	252.4	2.1	299.2	2.7
Mortgage loans on real estate	1,741.3	14.6	1,809.7	16.3
Policy loans	1,206.7	10.1	1,229.0	11.1
Other invested assets	353.6	3.0	347.5	3.1
Cash and cash equivalents	451.1	3.8	441.0	4.0

Invested assets, excluding trading securities	$11,918.8	100.0%	$11,102.5	100.0%

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

Investments by Asset Category

	Three months Ended September 30,		Nine-months Ended September 30,
	2002	2001	2002	2001
Fixed maturity securities	6.6%	7.6%	6.9%	7.5%
Equity securities(1)	(10.8)	(18.5)	(2.9)	(5.4)
Mortgage loans on real estate	7.7	8.0	7.8	7.8
Policy loans	6.9	7.1	7.0	6.9
Real estate	3.5	6.0	7.8	6.5
Cash and cash equivalents	2.6	4.1	2.2	4.9
Other invested assets	9.8	9.1	12.6	7.8

Total invested assets before investment expenses	6.2%	6.6%	6.7%	6.9%
Investment expenses	(0.2)	(0.3)	(0.2)	(0.3)

Total invested assets after investment expenses(1)	6.0%	6.3%	6.5%	6.6%

(1)
The decrease in net investment income yields was primarily related to a decline in interest rates and lost income from other than temporary impairments taken on securities. The net investment income yields excluding the limited partnership income are 6.4% and 7.1% for the three-month periods ended September 30, 2002 and 2001, respectively, and 6.7% and 6.9% for the nine-month periods ending September 30, 2002 and 2001, respectively.

The yield on general account invested assets (including net realized gains and losses on investments) was 4.5% and 6.3% for the three-month periods ended September 30, 2002 and 2001, respectively, and 5.6% and 6.6% for the nine-month periods ended September 30, 2002 and 2001, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 66.4% and 62.8% of total invested assets at September 30, 2002 and December 31, 2001, respectively.

The securities Valuation office of the NAIC evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC Designations”. The NAIC Designations closely mirror the Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

The following table presents the Company’s fixed maturities by NAIC Designation and the equivalent ratings of the Nationally Recognized Rating Organizations as of the dates indicated, as well as the percentage, based on fair value, that each designation comprises.

TOTAL FIXED MATURITY SECURITIES BY CREDIT QUALITY

		As of September 30, 2002			As of December 31, 2001
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$4,176.2	57.1%	$4,520.9	$3,807.8	56.2%	$3,920.1
2	Baa	2,423.9	32.9%	2,599.8	2,390.2	34.8%	2,430.7
3	Ba	566.9	7.1%	561.9	432.5	6.1%	424.6
4	B	156.9	1.6%	128.4	101.1	1.5%	102.8
5	Caa and lower	22.4	0.2%	15.9	35.7	0.5%	33.6
6	In or near default	27.7	0.3%	26.8	6.3	0.1%	7.6

	Subtotal	7,374.0	99.2%	7,853.7	6,773.6	99.2%	6,919.4
	Redeemable preferred stock	55.6	0.8%	60.0	55.6	0.8%	56.7

	Total Fixed Maturities	$7,429.6	100.0%	$7,913.7	$6,829.2	100.0%	$6,976.1

Of the Company’s total portfolio of fixed maturity securities at September 30, 2002, 90.2% were investment grade and 9.8% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at September 30, 2002 and December 31, 2001.

As of September 30, 2002 the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $83.9 million, $14.3 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.2% of total fixed maturities. As of December 31, 2001, the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $66.7 million, $16.1 million and $0.0 million, respectively, which, in the aggregate, represented approximately 1.2% of total fixed maturities.

At September 30, 2002, the Company’s largest unaffiliated single concentration of fixed maturities was $341.1 million of Federal National Mortgage Association (“FNMA”) fixed maturities which represents 2.9% of total invested assets. The largest non-government issuer consists of $200.0 million of notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.7% of total invested assets at September 30, 2002. No other individual non-government issuer represents more than 0.4% of total invested assets.

The Company held approximately $1,141.9 million and $1,088.0 million of mortgage-backed and asset-backed securities as of September 30, 2002 and December 31, 2001, respectively. Of such amounts, $348.5 million and $294.9 million, or 30.5% and 27.1%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 2002 and December 31, 2001, 87.5% and 87.0%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of September 30, 2002	As of December 31, 2001
	($ in millions)
CMOs	$345.3	$449.2
Pass-through securities	141.0	22.0
Commercial MBSs	160.5	135.4
Asset-backed securities	495.1	481.4

Total MBSs and asset-backed securities	$1,141.9	$1,088.0

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of September 30, 2002 and December 31, 2001 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of September 30, 2002		As of December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$462.9	$472.2	$346.1	$354.9
Due after one year through five years	2,186.3	2,316.1	1,996.8	2,071.2
Due after five years through ten years	2,689.3	2,919.6	2,480.2	2,527.4
Due after ten years	1,002.4	1,063.9	939.0	934.6

Subtotal	6,340.9	6,771.8	5,762.1	5,888.1
Mortgage-backed and other asset-backed securities	1,088.7	1,141.9	1,067.1	1,088.0

Total	$7,429.6	$7,913.7	$6,829.2	$6,976.1

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 14.6% and 16.3% of total invested assets at September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002 and December 31, 2001, commercial mortgage loans comprised $1,433.3 million and $1,507.8 million or 82.3% and 83.3% of total mortgage loan investments, respectively. Agricultural loans comprised $307.2 million and

$301.1 million or 17.6% and 16.6% of total mortgage loans, respectively and residential mortgages comprised $0.7 million and $0.8 million or 0.1% and 0.1% of total mortgage loan investments at September 30, 2002 and December 31, 2001, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $53.0 million and represented less than 0.4% of general account invested assets as of September 30, 2002. Amounts loaned on 20 properties were $20.0 million or greater, representing in the aggregate 38.7% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 18.9% of the total carrying value of the commercial loan portfolio and less than 2.3% of the total invested assets at September 30, 2002.

Problem, Potential Problem and Restructured Commercial Mortgages

Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances and writedowns for impairment. The Company provides valuation allowances for commercial mortgage loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the applicable loan agreement. When the Company determines that a loan is impaired, a valuation allowance for loss is established for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on the fair value of the collateral. The provision for loss is reported as a realized loss on investment.

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

The carrying value of commercial mortgage loans at September 30, 2002 was $1,433.3 million, which amount is net of valuation allowances aggregating $11.1 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of September 30, 2002 the carrying value of potential problem loans aggregated $50.3 million net of $6.5 million in valuation allowances and restructured loans aggregated $24.0 million net of $4.5 million in valuation allowances. The Company had no problem loans as of September 30, 2002.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2002, such reserves were $16.5 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $307.2 million at September 30, 2002 representing 17.6% of total mortgage assets and 2.6% of general account invested assets at such dates. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of September 30, 2002 were $22.6 million.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2002, such reserves were $1.4 million.

Other Invested Assets

Other invested assets as of September 30, 2002 and December 31, 2001 are as follows:

	Other Invested Assets
	September 30, 2002	December 31, 2001
	($ in millions)
Real estate	$213.1	$230.8
Mezzanine real estate loans	41.3	46.7
Partnership equities	52.5	39.4
Receivables	18.6	16.9
Other	28.1	13.7

	$353.6	$347.5

Equity Securities

Common Stocks —

The Company’s investments in common stocks represented 0.5% of invested assets at September 30, 2002 and 0.6% at December 31, 2001. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Limited partnership interests —

The Company accounts for its investments in limited partnership interests in accordance with either the equity method of accounting or the cost method of accounting depending upon the Company’s percentage of ownership of the partnership and the date the partnership interest was acquired. The following table sets forth the carrying value of the Company’s investments in limited partnerships by investment sector as of the periods indicated.

	As of September 30, 2002		As of December 31, 2001
	($ in millions)
Information Technology	$94.0	48.7%	$107.5	46.8%
Domestic LBO	44.8	23.2	50.4	22.0
Life Sciences	6.0	3.1	20.0	8.7
Telecommunications	13.3	6.9	8.6	3.7
International LBO	4.3	2.2	14.0	6.1
Merchant Banking	13.2	6.8	11.9	5.2
Other	17.4	9.1	17.3	7.5

Total Venture Capital Partnership Investments by Sector	$193.0	100.0%	$229.7	100.0%

At September 30, 2002 and December 31, 2001, the industry sectors underlying the investments in equity limited partnerships comprised 48.7% and 46.8% in information technology, 23.2% and 22.0% in domestic LBO, and 28.0% and 31.2% in other industry sectors none of which exceeded 9.1% of total equity limited partnerships, respectively.

At September 30, 2002 and December 31, 2001, the Company had investments in approximately 54 and 54 different limited partnership which represents 1.6% and 2.1%, respectively, of the Company’s general account invested assets. Investments results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month periods ended September 30, 2002 and 2001, investment income (loss) from equity partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnership investments accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the cost method) was approximately $(7.8) million and $(6.7) million respectively.

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period indicated are shown in the table below and are reflected in the corresponding asset values discussed above.

Cumulative Impairment Adjustments and Provisions
For Valuation Allowances on Investments

	As of September 30, 2002			As of December 31, 2001
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Valuation Allowances	Total
	($ in millions)
Fixed Maturities	$66.2	$—	$66.2	$48.2	$—	$48.2
Equity securities	22.9	—	22.9	2.6	—	2.6
Mortgages	11.1	18.0	29.1	11.1	28.4	39.5
Real estate(1)	33.4	4.5	37.9	14.4	0.8	15.2

Total	$133.6	$22.5	$156.1	$76.3	$29.2	$105.5

(1)	Includes $2.9 million and $5.9 million at September 30, 2002 and December 31, 2001, respectively, relating to impairments taken upon foreclosure of mortgage loans.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure regarding the Company’s exposures to market risk, as well as the Company’s objectives, policies and strategies relating to the management of such risks, is set forth in the MONY Group’s 2001 Annual Report on Form 10-K. Excluding Advest, the Company’s relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 2002 is not materially different from that presented in MONY Group’s 2001 Annual Report on Form 10-K.

Set forth below is an updated discussion of Advest’s exposures to market risks as of September 30, 2002.

Risk Management

During its normal course of business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading, rather than investment, purposes. Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the-counter equities in order to facilitate order flow and accommodate its retail and institutional customers. Advest’s acquisition of Lebenthal in November 2001 and the current year expansion of its institutional municipal trading business have resulted in increased municipal inventory levels as well as a longer term weighted average life.

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

Trading Accounts (Value at Risk Analysis)

For purposes of the Securities and Exchange Commission’s market risk disclosure requirements, the Company has performed a value at risk analysis of its trading financial instruments and derivatives. Our risk management practice includes performing monthly VaR of all of Advest, and daily Value At Risk (“VaR”) of our entire institutional trading inventory. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The total of all Advest’s institutional plus retail positions VaR computations are now being performed monthly in order to achieve a better understanding of Advest’s entire risk/return profile. The establishment of improved management controls includes, as needed, the extension of our monitoring process to the security, product, trader, department, and firm wide levels. Most significantly, Advest’s institutional book of business, which represents the vast majority of our usual holdings, is typically monitored daily. Although VaR models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and the hedging requirement policy described previously.

At September 30, 2002 and December 31, 2001 Advest’s Value at Risk for each component of market risk and in total was as follows:

	2002	2001
	In thousands
Interest rate risk	$643	$486
Equity price risk	185	23
Diversification benefit	(75)	(8)

Total	$753	$501

The Value at Risk increase is well contained with respect to the aggregate inventory increase from December 31, 2001 to September 30, 2002. These changes can be highlighted in view of our Lebenthal purchase and additional overall increase in municipal bond sales and trading operation with its expected larger inventory as first expressed in our Value at Risk evaluation this quarter. Any remaining increase in Value at Risk which was not explained by Advest’s inventory increase can be attributed to mounting market volatility with its accompanying widely oscillating bid/offer and credit spreads. These unsettled conditions predominate across all product types, from bonds to equity. Equity was particularly volatile during this period. Nevertheless, even these oscillations have been anticipated and fall well within our risk parameters. The potential future loss represented by the total value at risk falls within predetermined levels of acceptable loss. The October 31, 2002 VaR indicates that both the VaR and marginal contribution of risk for all of Advest are back down to previously observed levels. The decrease in the marginal contributions toward risk would indicate, under these changing conditions, that the VaR would either decrease or remain the same as the lower October numbers entering November 2002.

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

ITEM 4.

CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of MONY Group’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MONY Group’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits
99.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed with SEC on August 6, 2002 (responding to Items 5, 7, and 9 of Form 8-K).
(2)	Current Report on Form 8-K filed with SEC on August 1, 2002 (responding to Items 7 and 9 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONY GROUP INC.

By:	/s/ RICHARD DADDARIO
Richard Daddario Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

Date:    November 14, 2002

By:	/s/ ARNOLD BROUSELL
Arnold Brousell Vice President, Chief Accounting Officer and Controller

Date:    November 14, 2002

CERTIFICATIONS

I, Michael I. Roth, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of The MONY Group Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ MICHAEL I. ROTH
Michael I. Roth Chairman & Chief Executive Officer

I, Richard Daddario, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of The MONY Group Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ RICHARD DADDARIO
Richard Daddario Executive Vice President and Chief Financial Officer