Form 10-K
period 2002-12-31
MONY GROUP INC
filed 2003-03-27
CIK 1069822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,627,078,260. All executive officers of the Registrant and all persons filing a Schedule 13D with the Commission have been deemed to be “affiliates” of the Registrant solely for the purpose of the foregoing calculation.

As of March 17, 2003 there were outstanding 47,005,377 shares of Common Stock, $0.01 par value per share, of the Registrant.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement for the Registrant’s 2002 Annual Meeting of Shareholders were incorporated by reference in Parts II and III of this Form 10K.

Forward-Looking Statements

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: The Company could have further venture capital losses; the Company could be subjected to further downgrades by rating agencies of the Company’s senior debt ratings and the claims-paying and financial-strength ratings of its insurance subsidiaries; the Company could be required to take a goodwill impairment charge relating to its investment in Advest if the market deteriorates further; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipates could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.    Business

Organization and Business

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale distribution channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2002, Retail distribution accounted for approximately 22.8%, and 43.5% of sales of protection and accumulation products, respectively, and 100.0% of Retail Brokerage and Investment Banking revenues, while Wholesale distribution accounted for 77.2% and 56.5% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp. (“Trusted Advisors”), which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY International Holdings (“MIH”), which through its Brazilian domiciled insurance brokerage subsidiary, principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil and, to a lesser extent since its reorganization in 2001, life insurance, annuity and investment products, as well as trust services, to nationals of certain Latin American countries through its Cayman Island based insurance and banking subsidiaries (MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust Company of the Americas, Ltd. respectively). Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Bank and Trust Company, a federal savings bank, and Boston Advisors, Inc. (“Boston Advisors”) a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

On February 27, 2002, the MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business (see Notes 1 and 19 to the Consolidated Financial Statements) within MONY Life. On April 30, 2002, the date MONY Holdings commenced its operations, MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement and the MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the note indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account (the “DSCA”), pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. See Note 20 to the Consolidated Financial Statements.

Information About Business Segments

For management and reporting purposes, the Company’s business is organized in three principal reportable segments: the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts not allocated to the segments are reported as reconciling items. See Note 7 to the Consolidated Financial Statements. The Company formed the Retail Brokerage and Investment Banking segment in 2001 in connection with its acquisitions of Advest and Matrix Private Equities, Inc and Matrix Capital Markets, Inc. (together, “Matrix”). In addition to these companies, this segment includes the revenues, expenses, assets and liabilities of MSC. In prior years MSC was reported in the Company’s Other Products segment. Accordingly, segment disclosures for years prior to 2001 have been restated to conform to the current period presentation.

Protection Products — —

The Company offers a diverse portfolio of protection products consisting primarily of traditional life insurance, variable universal life insurance (“VUL”) and universal life insurance (“UL”).

The Company’s traditional protection products consist of whole life and term insurance products. The whole life insurance products vary in their level of premiums and guaranteed cash values, providing flexibility to the Company’s primary marketplace of high net worth individuals including small business owners, pre-retirees and family builders with varying needs. The Company’s term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a variable number of years.

Through USFL, the Company offers term and universal life insurance products designed for the special risk market, focusing on customers with treatable medical conditions. USFL specializes in manufacturing and underwriting life insurance policies for individuals considered special medical risks using its proprietary “Clinical Underwriting” risk evaluation process. USFL primarily distributes its products through brokerage general agencies.

The Company’s VUL product provides all of the premium and death benefit flexibility associated with a UL product type. In addition, it provides the policyholder with the ability to direct the investment of premiums in a wide variety of investment funds with different objectives, including a guaranteed interest account. The Company also offers a regular UL product with interest credits that are based on the Company’s general investment portfolio which is primarily investment grade, fixed interest debt securities.

The Company also offers an Interest Sensitive Whole Life product which is a hybrid product featuring the comparatively higher degree of predictable growth and guarantees associated with a traditional whole life product and the upward growth potential associated with interest credits on new money typical within a UL product.

The Company’s COLI and BOLI products, which are offered through MLOA, are flexible premium VUL products designed for corporate plan sponsors and banks. This product is specifically designed to have sub-accounts which purchase shares of externally managed mutual funds, as well as proprietary mutual funds available from MONY Life’s MONY Series Fund and Enterprise’s Enterprise Accumulation Trust (“EAT”), or a guaranteed interest account.

Several of the Company’s protection products are designed to meet the needs of customers for estate planning. Survivorship life products insure two lives and provide for the payment of death benefits upon the death of the last surviving insured. A variety of policy riders are available for the Company’s protection products. These riders are designed to provide additional benefits or flexibility at the option of the policyholder. They include riders that permit waiver of premium payments upon the occurrence of a covered disability, pay higher benefits in the event of accidental death, allow the purchase of additional coverage without evidence of insurability and permit the addition of term insurance on either the insured or the insured’s spouse or dependent children.

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

Protection Products Segment Sales

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Sales:
Traditional life (1)	$51.5	$44.7	$41.2
Universal life	38.0	31.6	22.2
Variable universal life	38.3	61.8	74.8
Group universal life	3.0	1.5	2.5
COLI and BOLI	148.2	75.1	125.3

Total	$279.0	$214.7	$266.0

(1)	Consists of whole life and term life policies.

Life Insurance in Force

	As of December 31,
	2002	2001	2000
	($ in millions)
Protection Products:
Traditional life: (1)
Number of policies (in thousands)	839.1	857.3	879.5
Life reserves	$7,447.0	$7,374.8	$7,283.7
Face amounts	$82,598.6	$73,678.2	$67,015.7
Universal life:
Number of policies (in thousands)	74.0	74.7	76.4
Life reserves	$765.4	$711.2	$681.2
Face amounts	$10,790.2	$10,843.6	$10,951.6
Variable universal life:
Number of policies (in thousands)	62.5	62.0	52.0
Account values	$385.0	$402.4	$359.1
Face amounts	$15,171.7	$15,031.0	$12,372.0
Group universal life:
Number of policies (in thousands)	41.8	43.9	47.3
Life reserves	$70.3	$66.7	$64.1
Face amounts	$1,497.3	$1,571.4	$1,683.0
COLI and BOLI
Numbers of policies (in thousands)	5.5	4.0	3.0
Life reserves	$495.3	$369.0	$298.2
Face amounts	$3,618.5	$3,199.5	$2,426.7

(1)	Excludes disability income insurance business, which is no longer offered. As of December 31, 1997 all existing in force disability income has been reinsured. The reserves for such business as of December 31, 2002, 2001, and 2000, were $374.3 million, $378.0 million, and $383.4 million, respectively.

Accumulation Products — —

The Company’s annuity products within the Accumulation Products segment focus on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a variety of accumulation and pay-out products, such as flexible premium variable annuities (“FPVA”), flexible premium deferred annuities (“FPDA”), single premium immediate annuities (“SPIA”) and proprietary retail mutual funds. The Company’s annuity and mutual fund products offer numerous investment alternatives to meet the customer’s individual investment objectives.

The FPVA is a tax-deferred annuity contract that provides the contractholder with the flexibility to vary payments. In addition, after the annuity’s accumulation period, contractholders have the option to receive a lump sum distribution or elect various other pay-out options over the life of the annuitant. Funds may be placed in one or more of the available guaranteed interest accounts or in one of a number of other variable investment options offered through the Company’s separate accounts. The FPDA is a tax-deferred annuity which offers a choice of guaranteed interest periods into which the contractholder can allocate payments into one or more of these periods to fit their time horizon. The SPIA contract provides for a single premium payment that is immediately annuitized to provide the annuitant with a guaranteed level income for life.

Variable annuity contractholders have a range of investment options in which to invest the assets held under their contracts. Currently, these options are comprised of two proprietary fund families and eleven non-proprietary fund families consisting of 24 and 36 different investment options (or mutual funds), respectively, with a wide array of investment objectives. As of December 31, 2002, proprietary and non-proprietary funds accounted for approximately 79.0% and 21.0%, respectively, of variable annuity assets under management.

By offering a variable annuity with a wide variety of variable investment options and guaranteed interest accounts, the Company believes it has the ability to grow profitably in a variety of market environments. The guaranteed interest account within the Company’s variable annuities are generally more attractive to customers during periods of rising interest rates and/or declining equity securities markets, whereas variable investment options are generally more attractive to customers during periods of market expansion and for customers with a higher risk tolerance. In addition, the Company offers an FPDA product for those customers who want guaranteed interest rates over a variety of guaranteed interest periods.

The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company’s investment risks and capital requirements because the investment risk in such accounts is borne by the contractholder.

The wide array of investment fund options offered through the Company’s separate accounts also permits contractholders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company’s general account. The Company believes there will be a continuation in the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options), which will benefit its accumulation business. In 2002, 87.0% and 13.0% of the Company’s total annuity sales came from retail and wholesale distribution, respectively, compared to 99.6% and 0.4% in 2001.

At December 31, 2002, approximately 85.0% of the Company’s career financial professionals were licensed through MSC to sell variable annuities (with 85.0% having National Association of Securities Dealers (“NASD”) Series 6 licenses and 59.0% having NASD Series 7 licenses).

The following table sets forth the total account value of the principal products offered by the Company in its Accumulation Products segment.

Accumulation Products Segment — Assets Under Management

	As of December 31,
	2002	2001	2000
	($ in millions)
Individual variable annuities (1) (2)	$3,244.9	$3,867.6	$4,368.5
Individual fixed annuities (1) (2)	815.7	728.2	758.2
Proprietary mutual funds	3,695.3	4,396.6	4,841.8

	$7,755.9	$8,992.4	$9,968.5

(1)	Individual variable annuity contracts in force were approximately 99.0 thousand, 103.0 thousand and 105.0 thousand, respectively, and individual fixed annuity contracts in force were 15.7 thousand, 9.1 thousand and 10.4 thousand, respectively, for each of the years ended December 31, 2002, 2001 and 2000.

(2)	Represents account values for annuities.

The Company offers proprietary retail mutual funds through Enterprise. Enterprise is the registered investment advisor of The Enterprise Group of Funds, a mutual fund family that provides investors with a broad range of investment alternatives through 24 separate investment portfolios. In addition, EAT, for which Enterprise is also the registered investment advisor, is the principal funding vehicle for the Company’s variable annuities and VUL insurance products. EAT provides investors with a broad range of investment alternatives through 17 separate investment portfolios. Enterprise is also the registered investment advisor of Enterprise Global Funds plc (“EGF plc”) which is comprised of 11 separate investment portfolios. EGF plc represents Enterprise’s overseas arm of investment management services. Altogether, the Enterprise fund companies have in excess of $5.6 billion in assets under management. The Company earns investment management fees on the assets managed in connection with both its variable annuities and its proprietary retail mutual funds. In addition, the Company has entered into agreements with Fidelity Variable Insurance Products Fund, Janus Aspen Series, Dreyfus Variable Investment Fund, Alger American Fund, Invesco Variable Investment Funds, Inc., Pimco Variable Insurance Trust, Lord Abbett Series Fund, Morgan Stanley — The Universal Institutional Funds, Inc., PBHG Insurance Series Fund and MFS Variable Insurance Trust to provide additional investment choices for the Company’s variable annuities and VUL products. The Company has agreements with T. Rowe Price, The Vanguard Group and Van Eck Worldwide Insurance Trust for its variable COLI product.

The Company offers a variety of proprietary retail mutual funds to retail customers. Enterprise’s wholly owned subsidiary, Enterprise Fund Distributors, Inc., acts as the broker-dealer in distributing shares in the Enterprise Group of Funds through MSC and third-party broker-dealer firms. In addition, Enterprise markets EAT as a funding vehicle for variable product offerings of third-party insurance companies, initially concentrating on small and mid-size insurance companies.

Retail Brokerage and Investment Banking — —

The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, Matrix and MSC.

Advest is comprised of the following principal operating subsidiaries or divisions: (i) Advest, Inc., (ii) the Lebenthal division of Advest, Inc. (formerly “Lebenthal & Co., Inc.”) and (iii) Boston Advisors. Advest’s principal operating subsidiary, Advest, Inc., a regional broker/dealer, provides securities brokerage, investment banking, institutional sales, trading and asset management services to retail and institutional investors through 100 sales offices in 18 states and Washington, DC. Advest’s Boston Advisors subsidiary, an investment advisory firm, manages the financial assets of individuals, endowment funds and retirement plans, as well as four money funds. Over $1.7 billion of funds designated for investment in money funds by brokerage clients of Advest, Inc. are invested in the funds managed by Boston Advisors. Managed accounts, including the funds of Babson United Investment Advisors, Inc. (an Advest subsidiary) and Lebenthal Asset Management, Inc. (a division of Advest), total $4.0 billion. Advest’s Advest Bank and Trust Company subsidiary, an FDIC-insured, federal savings bank, provides trust and custody services primarily through the branch network of Advest, Inc.

On November 30, 2001, Advest completed the acquisition of Lebenthal & Co., Inc. (“Lebenthal”), in a merger transaction. Since its founding in 1925, Lebenthal has specialized in the sale of municipal bonds to individual investors. In recent years, Lebenthal has significantly expanded its product offerings to include stocks, mutual funds, annuities, insurance, estate planning, money management, and retirement accounts. Lebenthal’s investment advisory subsidiary, Lebenthal Asset Management, Inc., acts as investment advisor to a family of municipal bond investment companies and private accounts. Effective June 8, 2002, Lebenthal merged with Advest, Inc. and Lebenthal Asset Management, Inc. merged with Boston Advisors. See Note 1 to the Consolidated Financial Statements.

On May 31, 2002, Boston Advisors completed the acquisition of substantially all of the assets of Babson-United Investment Advisors, Inc (“Babson-United”). Babson-United has provided independent, unbiased investment information and investment counseling services to individuals and institutions since 1904. At the date of acquisition Babson-United managed approximately $1.3 billion for 580 clients across the country.

Matrix is a middle market investment bank specializing in merger and acquisition services. Services offered by Matrix include exclusive sales and divestitures, acquisition searches and buy-side engagements, management buyouts, financial services and valuations.

MSC is a registered securities broker-dealer and investment advisor and a member of NASD. MSC performs brokerage and other investment services relating to a wide range of securities, including mutual funds, stocks, bonds, limited partnership interests (primarily in real estate, oil and gas and equipment leasing) and tax-exempt unit investment trusts. For the years ended December 31, 2002, 2001, and 2000, 24%, 37%, and 43%, respectively, of the investment products sold by MSC were shares in mutual funds in the Enterprise Group of Funds. MSC’s products and services are distributed through registered representatives who belong to the Company’s career agency sales force. MSC transacts business in all 50 of the United States, the District of Columbia and Puerto Rico. Sales of non-proprietary investment products were $312.0 million, $290.0 million, and $381.0 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Products — —

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

Marketing and Distribution

The Company’s marketing strategy focuses on high net worth individuals including small business owners and higher income individuals, particularly family builders and pre-retirees. The Company believes this strategy capitalizes on the Company’s key strengths, namely its wide range of protection, accumulation, securities brokerage, investment planning, and investment banking products and services, as well as its Retail and Wholesale distribution systems.

Retail Distribution — —

The Company actively manages its Retail distribution to ensure that expertise is properly leveraged across the organization so that customers’ needs can be optimally managed. Following is a brief overview of the Company’s Retail distribution channel.

Career Agency System

The Company believes that its career agency system provides a competitive advantage in the marketplace. Distribution through career financial professionals allows the Company to establish closer relationships with customers than is typical of insurers using third party brokers, thereby enhancing the ability of the Company to evaluate customer needs and underwriting risks.

The Company’s career agency distribution system consisted of 1,502 domestic career financial professionals at December 31, 2002. The sales force is organized as a managerial agency system, which is comprised of 38 agency managers as of December 31, 2002, who supervise the marketing and sales activities of financial professionals. Such professionals are managed by experience and productivity level within defined marketing territories in the United States.

The Company segregates its career agency sales force into four groups (“tiers”) according to experience and productivity levels and assigns agency managers to tiers based on their skill sets and the particular needs and goals of such tiers. There is a tier for new financial professionals with little or no experience in the industry, a tier for experienced financial professionals who are producing at superior levels, and two tiers in between. The Company believes that this tiering system is unique in the life insurance industry and gives the Company a competitive advantage in the marketplace. For example, by having certain managers responsible solely for recruiting and providing necessary support systems for new recruits, the Company is able to increase the quality of new financial professionals recruited each year. The Company believes that the tiering system allows the Company to attract and retain already established and successful financial professionals by providing an environment in which such financial professionals can compete favorably with other producer groups, such as third-party brokers or general agents and to attract and retain other financial professionals by providing marketing and training support that is responsive to their career development needs.

The agency managers are all employees of the Company, while the career financial professionals are all independent contractors and not employees of the Company. The Company’s compensation arrangements with career financial professionals contain incentives for them to solicit applications for products issued by MONY Life and MLOA and for products issued by insurance companies not affiliated with the Company, made available by the Company through MBI and MSC. Those incentives include increased levels of expense reimbursement, sales awards and certain other benefits.

The Company’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers, designed to more closely align the interests of the managers with those of the Company. The Company has several programs to recruit and train its career financial professionals. As a result of its recruiting programs and the alignment of its new financial professionals financing program with its productivity-driven commission plus expense reimbursement arrangement, the Company hired 507 new financial professionals in 2002.

Advest

The Company, through its wholly-owned subsidiary, Advest, distributes investment products and services through 573 financial advisors. Advest Inc., one of the country’s leading regional financial services firms, is headquartered in Hartford, CT. Advest provides financial, securities brokerage, trading, investment banking, trust, and other advisory services to its clients through a network of more than 100 offices in 18 states and the District of Columbia. Advest is a member of the New York, American, and other principal stock exchanges.

Lebenthal has long been one of the most respected names in the financial services industry. The firm was founded in 1925 and became a division of Advest in 2002. Through a series of creative advertising campaigns, innovative sales tools, and investor education, Lebenthal has established itself as a household name in the Northeast and is particularly well known for its expertise in the municipal bond area.

Boston Advisors manages the financial assets of individuals, endowment funds and retirement plans from their location in Boston, Massachusetts. In addition, Boston Advisors manages four money funds.

Advest Bank and Trust Company, an FDIC-insured, federal savings bank, provides trust and custody services primarily through Advest’s branch network.

Trusted Advisors

Through Trusted Advisors, the Company sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are licensed agents and registered representatives of the Company.

Wholesale Distribution — —

The following is a brief overview of the Wholesale distribution channel.

MONY Partners

During 2001 MONY Partners was formed as a division of MONY Life. MONY Partners wholesales the Company’s individual life and annuity products through MONY Life’s career agency sales force, Trusted Advisors’ representatives, Advest financial advisors, independent brokerage agents and independent securities broker-dealers. The Company believes that MONY Partners has a competitive advantage in the independent brokerage marketplace in being able to offer brokers competitive products, as well as access to the multiple services, channels and experience within the Company’s organization. For example, broker general agents or securities broker-dealers have an opportunity to grow revenue by utilizing: (i) Matrix’s merger and acquisition advisory services; (ii) MONY Life’s estate planning and seminar marketing resources; and (iii) cross-selling arrangements with Trusted Advisors’ representatives.

Other Wholesale Distribution channels

The Company utilizes wholesalers to sell its mutual fund products through third party broker-dealers. The Company continually attempts to expand the number of these specialized sales agents distributing its products.

USFL distributes certain protection products through 223 insurance brokerage general agencies located in 49 states. USFL specializes in manufacturing and underwriting term and universal life insurance policies for individuals considered special medical risks using its proprietary “Clinical Underwriting” risk evaluation process.

Through its corporate marketing group, the Company distributes COLI and BOLI products to small to mid-size business owners as well as corporate CEOs, CFOs and benefits administrators to develop retirement plans.

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

Reinsurance

The Company uses a variety of indemnity reinsurance agreements with reinsurers to control its loss exposure. Under the terms of reinsurance agreements, the reinsurers will be liable to reimburse the Company for the portion of paid claims ceded to it in accordance with the reinsurance agreement. However, the Company remains contingently liable for all benefits payable even if the reinsurers fail to meet their obligations to the Company.

Life insurance business written by MONY Life and MLOA is primarily ceded on a yearly renewable term basis under various reinsurance contracts, except for the Company’s level term product, which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $24.9 billion, $20.7 billion, and $16.7 billion at December 31, 2002, 2001, and 2000, respectively. As of December 31, 1997, 100% of the Company’s individual disability income insurance business was reinsured on an indemnity basis.

The Company retains 100% of the risk in connection with the return of premium death benefit for its variable annuity products. The benefits in connection with guaranteed minimum death benefits in excess of the return of premium benefit, which are offered under certain of the Company’s annuity contracts, are 100% reinsured up to specified limits. Benefits in connection with the earnings increase benefit rider under the new variable annuity are similarly reinsured. The guaranteed minimum income benefit in the new variable annuity product is 100% reinsured up to individual and aggregate limits as well as limits which are based on benefit utilization.

USFL has automatic and facultative treaties for new business. USFL’s retention is $750,000 per single life products and $1.0 million on last survivor products. New UL business is ceded on a yearly renewable term basis. New term business is ceded on both a coinsurance and yearly renewable term basis. USFL has a number of automatic and facultative treaties that are closed to new business, on either a yearly renewable term or coinsurance basis, which cover approximately 20% of its older business.

The following table presents the Company’s principal reinsurers and the percentage of total reinsurance recoverable reported in the Company’s Consolidated Financial Statements at December 31, 2002 that was due from each reinsurer, including reinsurance recoverable reported in the Consolidated Financial Statements under the caption “Amounts Due From Reinsurers” (which amounted to $695.2 million) and indemnity reinsurance in connection with the Group Pension Transaction (which amounted to $68.6 million). See Notes 11 and 13 to the Consolidated Financial Statements.

Reinsurers:

Centre Life Reinsurance, Ltd.	47.8%
Aegon and its subsidiaries (1)	21.0
Life Reassurance Corp. of America	8.3
All Other (2)	22.9

100.0%

(1)	Includes the Final Value Payment. See Note 11 to the Consolidated Financial Statements

(2)	No one reinsurer included herein exceeds 10% of the Company’s reinsurance recoverable.

International Business

MIH, through its Brazilian domiciled insurance brokerage subsidiary, principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil. In addition, on a more limited basis since its reorganization in 2001, MIH, through its Cayman Island based insurance and banking subsidiaries (MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust Company of the Americas, Ltd., respectively), provides life insurance, annuity and investment products, as well as trust services, to nationals of certain Latin American countries.

Ratings

Third party ratings of claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company’s life insurance subsidiaries and their ability to meet their obligations. Rating organizations continually review the financial performance and condition of insurers. Any lowering of the Company’s life insurance subsidiaries’ ratings could have a material adverse effect on the Company’s ability to market its products and retain its current policyholders.

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

Moody’s Investor Service (“Moody’s”) ratings for insurance companies currently range from “Aaa” to “C”; Standard & Poors (“S&P”) ratings for insurance companies range from “AAA” to “CCC-”; and Fitch IBCA (“Fitch”) ratings for insurance companies range from “AAA” to “CCC-.” In evaluating a company’s financial and operating performance, Moody’s, S&P and Fitch review, among other things, its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competence of its management.

The following table presents the claims-paying ability and financial strength ratings of the Company’s domestic life insurance subsidiaries as of December 31, 2002:

	S&P	Moody’s	Fitch	A.M. Best
MONY Life	A+ (Strong)	A2 (Good)	A+ (Strong)	A (Excellent)
MLOA	A+ (Strong)	A2 (Good)	A+ (Strong)	A (Excellent)
USFL	—	—	—	A (Excellent)

In addition to the claims-paying ability and financial strength ratings of its insurance company subsidiaries, the aforementioned rating agencies also rate the financial strength of the Company to meet its obligations to investors with respect to debt that it has issued.

The following table presents the ratings assigned by the aforementioned ratings agencies to each of the Company’s outstanding debt obligations as of December 31, 2002:

	S&P	Moody’s	Fitch	A.M. Best
The MONY Group Inc.
8.35% Senior Notes	BBB+ (Strong)	Baa2 (Investment Grade)	BBB+ (High Credit Quality)	bbb+ (Strong)
7.45% Senior Notes	BBB+ (Strong)	Baa2 (Investment Grade)	BBB+ (High Credit Quality)	bbb+ (Strong)
Commercial Paper	A-2 (Good)	P-2 (Strong)	F-2 (Moderately Strong)	AMB-2 (Acceptable)

MONY Holdings, LLC
Series A Floating Rate Insured Notes	AAA (Extremely Strong)	Aaa (Exceptional Financial Security)	AAA (Highest Credit Quality)	aaa (Exceptional)
MONY Life
Surplus Notes	A- (Strong)	Baa1 (Medium Grade)	A- (Average)	N/A

The foregoing ratings reflect each rating agency’s current opinion of the various companies’ claims-paying ability, financial strength, operating performance and ability to meet their obligations and are not evaluations directed toward the protection of investors in the common stock of the MONY Group. Such factors are of concern to policyholders, insurance agents and intermediaries, as well as holders of its debt obligations.

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

The Company must attract and retain productive financial professionals to sell its insurance and annuity products. Strong competition exists among insurance companies for financial professionals with demonstrated ability. Management believes that the key bases of competition among insurance companies for financial professionals with demonstrated ability include a company’s financial position and the services provided to, and relationships developed with, these financial professionals in addition to compensation and product structure.

Regulation

General Regulation at the State Level — —

MONY Life is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam and the U.S. Virgin Islands. MLOA is licensed and regulated in all states other than New York, and USFL is licensed and regulated in all states other than New York and the District of Columbia.

The laws of the various states establish state insurance departments with broad administrative powers to approve policy form, and for certain lines of insurance, approve rates, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. In addition, the New York Insurance Department imposes additional regulations including restrictions on certain selling expenses. The aforementioned regulation by the state insurance departments is for the benefit of policyholders, not stockholders.

The MONY Group is not regulated as an insurance company but will, as the direct or indirect owner of the capital stock of MONY Life, MLOA and USFL be subject to the insurance holding company acts of the states in which MONY Life, MLOA and USFL are domiciled (or deemed to be commercially domiciled). Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and, periodically to furnish financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in New York, Arizona and Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The New York, Arizona and Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material inter-corporate transfers of assets or other material transactions within the holding company structure. Generally, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. Under the New York Insurance Law, for a period of five years following the effective date of the plan of reorganization (November 16, 1998), no person may acquire beneficial ownership of 5% or more of the outstanding shares of common stock without the prior approval of the New York State Superintendent of Insurance (the “New York Superintendent”). Certain affiliates of Goldman Sachs & Co., one of the underwriters of the MONY Group’s initial public offering, have received a conditional waiver of this rule from the New York Superintendent in connection with the potential exercise of warrants they hold prior to the end of such five-year period. See “— Determination of Non-Control.”

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

MONY Life, MLOA and USFL continuously monitor sales, marketing and advertising practices and related activities of their financial professionals and personnel, and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. Non-compliance with such applicable laws and regulations could have a material adverse effect on the Company.

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

Shareholder Dividend Restrictions — —

The payment of dividends by MONY Life is regulated under state insurance law. Under the New York Insurance Law, MONY Life may distribute a dividend without the prior approval of the New York Superintendent, where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (a) ten percent of its statutory surplus to policyholders as of the immediately preceding calendar year, or (b) its statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. If MONY Life does not satisfy the criteria mentioned above, it can only distribute dividends to its shareholders upon giving notice of its intentions to the New York Superintendent no less than thirty days in advance of such declaration, subject to the Superintendent disapproving such distribution by giving written notice to MONY Life within thirty days thereafter that the financial condition of MONY Life does not warrant such distribution. In addition, Arizona and Ohio insurance laws contain restrictions on the abilities of MLOA and USFL, respectively, to pay dividends to MONY Life. MONY Life’s inability to pay dividends to the MONY Group in the future in an amount sufficient for the MONY Group to pay dividends to its shareholders would have a material adverse effect on the MONY Group and the market value of its common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. In 2002, MONY Life paid a dividend to MONY Holdings in the amount of $90.0 million, of which $15.6 million was retained by MONY Holdings in its DSCA sub-account CBB (see Note 20 to the Consolidated Financial Statements) and $74.4 million was paid by MONY Holdings in the form of a dividend to the MONY Group.

Risk-Based Capital Requirements — —

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

Insurance regulators may take actions ranging in severity from reviewing financial plans if adjusted capital is greater than the RAL RBC but less than the CAL RBC to placing the insurance company under regulatory control if adjusted capital is less than the MCL. The adjusted RBC capital ratios of all the Company’s insurance subsidiaries at December 31, 2002 and 2001 were in excess of the CAL.

Determination of Non-Control — —

On December 30, 1997, certain affiliates of Goldman Sachs & Co. (the “Investors”), entered into an investment agreement with the Company (the “Investment Agreement”), pursuant to which (i) the Investors purchased $115.0 million face amount 9.5% coupon surplus notes (“MONY Notes”) and (ii) warrants (the “Warrants”) to purchase from the Company (after giving effect to the Offerings) in the aggregate 7.0% of the fully diluted common stock as of the first date following such effectiveness on which shares of common stock were first issued to policyholders. All of the MONY Notes were repurchased in 2000.

The New York Superintendent issued a determination pursuant to Section 1501(c) of the New York Insurance Law, dated December 29, 1997, that the Investors would not control MONY Life as a result of the transactions contemplated by the Investment Agreement, subject to certain notice and approval requirements, and certain commitments by the Investors. The Investors have agreed to the following notice and approval requirements: (i) the Investors and their affiliates will notify the New York Superintendent before exercising the Warrants or selling any of the Warrants; (ii) the Investors and their affiliates must notify the New York Superintendent before the sale of any securities of MONY Life, the MONY Group or any of their affiliates acquired pursuant to the Investment Agreement; (iii) the notice and non-disapproval requirements of Sections 1505(c) and (d) of the New York Insurance Law (relating to transactions within a holding company system) apply to transactions between the Investors and the MONY Group or any affiliate, except transactions in the ordinary course of the Investors’ business other than transactions involving investment management or investment advisory services performed by the Investors for or on behalf of the MONY Group or any affiliate, to which (along with certain other transactions) the notice requirements of Section 1505(d) of the New York Insurance Law will apply; and (iv) the Investors will provide to the New York Superintendent quarterly and annual reports of transactions between the Investors and the MONY Group or any affiliate. The Investors have also made commitments to the New York Superintendent as follows: (i) every transaction between the Investors and the MONY Group or any affiliate will comply with the standards of the New York Insurance Law related to transactions within a holding company system; (ii) the Investors will be subject to New York Insurance Law requirements regarding examinations by the New York Superintendent and violations and penalties in the context of the MONY Group system; (iii) the Investors will not acquire, directly or indirectly, any security issued by the MONY Group or any affiliate except pursuant to the Investment Agreement or in the ordinary course of their business; (iv) the Investors will not exercise the rights of security holders to vote (except for certain major corporate transactions), propose directors in opposition to management, solicit proxies, call special meetings, or dispose or threaten to dispose of securities as a condition for corporate action or non-action by the MONY Group or any affiliate; (v) the Investors may have one representative (with certain restrictions on activities) on the boards of MONY Life, the MONY Group, or a key subsidiary thereof as long as such boards have at least 13 members; and (vi) the Investors will not otherwise cause, or attempt to cause, the direction of the management or policies of, or otherwise exercise control over, the MONY Group or any affiliate. The determination of non-control will remain in effect until revoked by the New York Superintendent in accordance with the New York Insurance Law, at the request of the Investors or upon the initiative of the New York Superintendent, or the Investors own less than 2% of the equity securities of the MONY Group.

Assessments Against Insurers — —

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

Securities Laws — —

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

Certain of MONY Group’s subsidiaries may also be subject to similar laws and regulations in the states and foreign countries in which they provide investment advisory services, offer the products described above, or conduct other securities related activities.

Savings and Loan Holding Company Regulation — —

The MONY Group is a registered savings and loan holding company by virtue of its indirect ownership of Advest Bank and Trust Company. As a registered savings and loan holding company, the MONY Group is subject to holding company regulation by the U.S. Office of Thrift Supervision.

ERISA Considerations — —

The Company offers certain products and services, including investment advisory services, to (i) employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (“Code”) and (ii) individual retirement accounts and individual retirement annuities (“IRAs”) that are subject to the Code. Accordingly, while engaging in these activities the Company is subject to the standards and limitations imposed by ERISA and the Code, and the regulations, rulings and exemptions thereunder, where applicable. These include the requirement under ERISA that fiduciaries perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries and certain parties in interest may not cause an ERISA-covered plan or IRA to engage in certain prohibited transactions with respect to such plans and IRAs. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

Potential Tax Legislation — —

Congress has, from time to time, considered legislation that could eliminate or reduce the advantage of deferral of income taxation on the accretion of value within certain annuities and life insurance products. Passage of any such legislation could adversely affect purchases of annuities and life insurance. Additionally, legislation has been proposed to repeal the federal estate tax that could adversely affect the purchase of life insurance.

Employees

As of December 31, 2002, the Company had 4,014 employees, of which 513 were Advest financial advisors. No employees are covered by a collective bargaining agreement. In addition, as of December 31, 2002, the Company was represented by 1,639 full time domestic and international career financial professionals who are all independent contractors and are not employees of the Company. The Company believes that its employee and financial professional relations are satisfactory.

Available Information

MONY Group’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge on the MONY Group’s internet website at www.mony.com. These reports and amendments are posted on this website as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.

ITEM 1A.    Executive Officers of the Registrant

The names of the executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position
Michael I. Roth	57	Chairman of the Board, Chief Executive Officer and Director of the MONY Group
Samuel J. Foti	51	President, Chief Operating Officer and Director of the MONY Group
Richard Daddario	55	Executive Vice President and Chief Financial Officer of the MONY Group
Kenneth M. Levine	56	Executive Vice President, Chief Investment Officer and Director of the MONY Group
Steven G. Orluck	50	Executive Vice President of the MONY Group
Lee M. Smith	59	Vice President and Corporate Secretary of the MONY Group
Bart R. Schwartz	50	Senior Vice President and General Counsel of the MONY Group
Richard E. Connors	50	Senior Vice President of MONY Life
Evelyn L. Peos	46	Senior Vice President of MONY Life
Michael Slipowitz	44	Senior Vice President and Chief Actuary of MONY Life
Victor Ugolyn	55	Senior Vice President of MONY Life
Grant W. Kurtz	60	Chairman, President and Chief Executive Officer of Advest
Arnold Brousell	45	Vice President, Controller and Chief Accounting Officer of the MONY Group
Kimberly Windrow	45	Senior Vice President of MONY Life

Officers of the Company are elected annually and serve until their retirement, resignation, death or removal.

Set forth below is a description of the business positions during at least the past five years for the executive officers of the Company.

Michael I. Roth has been a Director, Chairman and Chief Executive Officer of the MONY Group since 1997. He has been Chairman of the Board (since 1993) and Chief Executive Officer (since 1993) of MONY Life and has been a Director since 1991. Mr. Roth is a Director of the American Council of Life Insurance, The Life Insurance Council of New York, Insurance Marketplace Standards Association, Enterprise Foundation (a charitable foundation which develops housing and which is not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc., The Partnership for New York City, Committee to Encourage Corporate Philanthropy, The Twin Towers Fund, and Interpublic Group of Companies. Mr. Roth also serves on the Board of Governors of the United Way of Tri-State and is a member of the Lincoln Center Consolidated Corporate Fund Leadership Committee.

Samuel J. Foti has been a Director, President and Chief Operating Officer of the MONY Group since 1997. He has been President and Chief Operating Officer (since 1994) of MONY Life and has been a Director since 1993. Mr. Foti is also a Trustee of The American College, where he served as Chair of the Board of Trustees from 2000 to 2002. He previously served on the board of directors of the Life Insurance Marketing and Research Association (LIMRA), where he served as Chairman from 1996 to 1997.

Richard Daddario has been Executive Vice President and Chief Financial Officer of the MONY Group since 1997. He has been Executive Vice President and Chief Financial Officer of MONY Life since 1994. Prior to being appointed Executive Vice President and Chief Financial Officer of MONY Life, he served as Senior Vice President and Corporate Controller. Mr. Daddario has been with MONY Life for 13 years.

Kenneth M. Levine has been a Director, Executive Vice President and Chief Investment Officer of the MONY Group since 1997. He has also been a Director (since 1994) and Executive Vice President (since 1990) and Chief Investment Officer (since 1991) of MONY Life. Prior to that time, Mr. Levine held various management positions within MONY Life.

Steven G. Orluck has been Executive Vice President of the MONY Group since May 2002. He has been Executive Vice President and Chief Distribution Officer of MONY Life since March 2002. Prior to that time, he was Senior Vice President of Complementary Distribution of MONY Life. Mr. Orluck joined MONY after 24 years in marketing and sales with Metropolitan Life Insurance Co.

Lee M. Smith has been Vice President and Corporate Secretary of the MONY Group since 1999. Mr. Smith has been Vice President Government Relations of MONY Life (since 1999) and Vice President for Government Relations of MONY Life (from 1985 to 1999). Prior to that time, he held several positions with MONY Life. Mr. Smith has been with MONY Life for 21 years.

Bart R. Schwartz has been Senior Vice President and General Counsel of the MONY Group and of MONY Life since June 2000. Prior to joining the Company in 2000, Mr. Schwartz was Senior Vice President and General Counsel of Willis Corroon Corporation.

Richard E. Connors has been Senior Vice President (since 1994) and Head of the Annuities Division (since 2001) of MONY Life. He has also served as Senior Vice President of Marketing (from 1994 to 2001), Regional Vice President — Western Region (from 1991 to 1994) of MONY Life, Vice President — Small Business Marketing (from 1990 to 1991) and Vice President — Manpower Development (from 1988 to 1990). Mr. Connors has been with MONY Life for 15 years.

Evelyn L. Peos has been Senior Vice President of MONY Life since March 2002. Mrs. Peos was Vice President (from 1993-2002) and Vice President — Individual Product Actuary (from 1988 to 1993) of MONY Life. Prior to that time, she held several positions with MONY Life. Mrs. Peos has been with MONY Life for 24 years.

Michael Slipowitz has been Senior Vice President (since March 2002) and Chief Actuary (since January 2002) of MONY Life. He also served as Vice President of MONY Life from 1993 to 2001. Prior to that time, Mr. Slipowitz held various positions with MONY Life. Mr. Slipowitz has been with MONY Life for 22 years.

Victor Ugolyn has been Senior Vice President of MONY Life since 1991. He has also been Chairman and Chief Executive Officer of Enterprise Capital Management, Inc. (since 1991); Enterprise Group of Funds, Inc. (since 1991); Enterprise Accumulation Trust (since 1994); and Enterprise Fund Distributors, Inc. (since 1991); Chairman of MONY Securities Corporation (since 1991); and Chairman and President of Enterprise Global Funds plc (since 2001). Mr. Ugolyn has been with MONY Life for 12 years.

Grant W. Kurtz has been Chairman (since 2001), Chief Executive Officer (since 1999) and President (since 1995) of Advest. Mr. Kurtz joined Advest in 1985 after 20 years with the Ohio Company to take the role of Regional Sales Manager and, in 1987, became National Sales Manager. He has been Chairman (since 2001), Chief Executive Officer (since 1999) and President (since 1990) of Advest, Inc.

Arnold Brousell has been Vice President, Controller and Chief Accounting Officer of the MONY Group since October 2002. Prior to that time, Mr. Brousell was Vice President — Financial Reporting and Chief Accounting Officer of the MONY Group since March 2002. Prior to that time, Mr. Brousell was Vice President — Financial Reporting (from 1998-2002) and Assistant Vice President (from 1997-1998) of MONY Life. Mr. Brousell joined MONY Life in 1997 after 14 years of providing accounting and auditing services for Big 4 public accounting firms, including PricewaterhouseCoopers LLP and Deloitte & Touche LLP.

Kimberly Windrow has been Senior Vice President of MONY Life since March 2002. Prior to that time, she was Vice President, Human Resources (from 2001-2002) of MONY Life. Prior to joining MONY Life in 2001, Ms. Windrow was Senior Vice President, Human Resources for Willis North America.

ITEM 2.    Properties

The Company leases its headquarters building which is located at 1740 Broadway, New York, New York and consists of approximately 267,000 square feet. The Company also occupies facilities in Syracuse, New York for use in its insurance operations, which consist of approximately 578,000 square feet in the aggregate. The Company also leases all 209 of its agency and its subsidiary offices, which consist of approximately 1,185,000 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The MONY Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “MNY.”

The following table presents the high and low closing prices for the common stock of the MONY Group on the NYSE for the period indicated and the quarterly dividends declared per share.

	High	Low	Dividends
2002
First Quarter	$40.61	$34.32	$—
Second Quarter	$41.63	$32.45	$—
Third Quarter	$34.15	$24.27	$—
Fourth Quarter	$27.82	$21.88	$0.45
2001
First Quarter	$50.81	$32.35	$—
Second Quarter	$40.82	$32.30	$—
Third Quarter	$41.00	$30.81	$—
Fourth Quarter	$34.57	$30.17	$0.45

As of March 17, 2003, the closing price of the MONY Group’s common stock was $20.88. There were 520,509 holders of common stock at March 17, 2003.

The MONY Group expects to continue to pay an annual dividend on its common stock in 2003. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of the MONY Group and the impact of regulatory restrictions. See “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Disclosure regarding Securities Authorized for Issuance under Equity Compensation Plan Information is set forth in the definitive proxy statement for the MONY Group’s 2003 annual meeting of shareholders (the “Proxy Statement”) filed or to be filed by the MONY Group with the Commission within 120 days after the end of the last fiscal year covered by this Report on Form 10-K.

ITEM 6.    Selected Financial Data

The following table sets forth selected financial data for the Company. The Selected Financial Data as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 has been derived from audited financial statements included herein. The selected financial data as of December 31, 2000, 1999 and 1998 and for each of the years in the two-year period ended December 31, 1999 has been derived from audited financial statements not included herein. The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere herein.

	As of and for the Year Ended December 31,
	2002(4)	2001(4)	2000	1999	1998
	($ in millions, except per share amounts)
Consolidated Income Statement Data (1)(6):
Revenues:
Premiums	$690.4	$695.3	$700.5	$717.1	$721.8
Universal life and investment-type product policy fees	200.5	207.2	205.8	196.3	151.6
Net investment income	737.3	684.8	978.1	902.3	735.7
Net realized (losses)/gains on investments	(153.0)	(12.3)	37.5	125.1	171.1
Group Pension Profits(2)	82.3	30.7	37.1	63.0	56.8
Retail brokerage and investment banking revenues	397.1	350.8	59.7	63.4	76.1
Other income	139.9	147.1	163.6	133.8	87.1

Total revenues	2,094.5	2,103.6	2,182.3	2,201.0	2,000.2
Total benefits and expenses	2,126.5	2,197.0	1,786.2	1,820.4	1,733.2

(Loss)/income from continuing operations before income tax	(32.0)	(93.4)	396.1	380.6	267.0
Income tax (benefit) expense	(11.2)	(32.6)	133.8	132.0	103.0

(Loss)/income from continuing operations	(20.8)	(60.8)	262.3	248.6	164.0
Discontinued operations — loss from real estate to be disposed of — net of income tax benefit of $1.4 million	(2.5)	—	—	—	—
Extraordinary item — net of tax	—	—	37.7	—	—

Net (loss) income	$(23.3)	$(60.8)	$224.6	$248.6	$164.0

Basic (loss) earnings per share(3)	$(0.49)	$(1.25)	$4.83	$5.26	$0.19
Diluted (loss) earnings per share(3)(5)	$(0.49)	$(1.25)	$4.70	$5.20	$0.18
Cash dividends per common share	$0.45	$0.45	$0.45	$0.40	N/A

Consolidated Balance Sheet Data (1)(2)(6):
Total assets	$19,925.7	$25,656.6	$24,575.3	$24,736.3	$24,958.2
Total debt	$883.3	$903.1	$623.4	$298.8	$375.4
Total liabilities	$17,927.2	$23,604.4	$22,536.4	$22,910.8	$23,180.6
Shareholders’ equity	$1,998.5	$2,052.2	$2,038.9	$1,825.5	$1,777.6

(1)	On January 1, 2001, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies for Certain Long-Duration Participating Contracts” (“SOP 00-3”). SOP 00-3 provides guidance with respect to accounting for demutualizations and requires, among other things, that (i) Closed Block assets, liabilities, revenues and expenses should be displayed in financial statements combined with all other assets, liabilities, revenues and expenses outside the Closed Block, and (ii) demutualization expenses be classified as a single line item within income from continuing operations. In accordance with SOP 00-3 the Consolidated Financial Statements for years prior to 2001 have been restated as necessary to conform to the requirements of SOP 00-3.

(2)	See Note 11 to the Consolidated Financial Statements regarding the Group Pension Transaction.

(3)	Prior to the demutualization of MONY Life on November 16, 1998, the Company had no common stock outstanding and, accordingly, did not report earnings per share. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), per share amounts presented for 1998 include only the results of operations for the period from November 16, 1998 (the effective date of demutualization) through December 31, 1998. On a pro forma basis, assuming the demutualization occurred January 1, 1998, basic and diluted earnings per share would have been $4.05 for the year ended December 31, 1998.

(4)	The Company’s results of operations for the years ended December 31, 2002 and 2001 include reorganization charges aggregating $7.7 million and reorganization and other charges aggregating $146.1 million, respectively, before taxes. For details of such charges and the line items in which they are reflected, see Note 24 to the Consolidated Financial Statements.

(5)	1,227,397 and 1,333,745 incremental shares from assumed conversion of dilutive securities were not included in the computation of per share amounts for the years ended December 31, 2002 and 2001, respectively, because to do so would be antidilutive.

(6)	See Notes 2 and 18 to the Consolidated Financial Statements regarding the Closed Block.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements and related footnotes and other financial information included elsewhere herein.

Organization and Business

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2002, Retail distribution accounted for approximately 22.8%, and 43.5% of sales of protection and accumulation products, respectively, and 100.0% of Retail Brokerage and Investment Banking revenues, while Wholesale distribution accounted for 77.2% and 56.5% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp. (“Trusted Advisors”), which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY International Holdings (“MIH”), which through its Brazilian domiciled insurance brokerage subsidiary, principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil and, to a lesser extent since its reorganization in 2001, life insurance, annuity and investment products, as well as trust services, to nationals of certain Latin American countries through its Cayman Island based insurance and banking subsidiaries (MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust of the Americas, Ltd, respectively). Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Bank and Trust Company, a federal savings bank, and Boston Advisors, a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

See Part I Item 1, “Business” and Notes 1 and 7 to the Consolidated Financial Statements for further information regarding the Company’s organization and business.

General Discussion of Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits (which ceased as of December 31, 2002 — see Note 11 to the Consolidated Financial Statements), and (vi) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

The Company’s profitability depends in large part upon (i) price movements and trends in the securities markets, (ii) the amount of its assets and its third-party assets under management, (iii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iv) supply and demand for the kinds of products and services offered by the Company (see Note 7 to the Consolidated Financial Statements for the principal products and services offered by the Company), (v) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (vi) the amount of time purchasers of our insurance and annuity products hold and renew their contracts with us (referred to as “persistency”), which affects our ability to recover the costs incurred to sell such policies and contracts, (vii) the ability to manage the market and credit risks associated with its invested assets, (viii) returns on venture capital investments, (ix) the investment performance of its mutual fund and variable product offerings, and (x) commission and fee revenue from securities brokerage and investment banking operations which fluctuate with trading volume. External factors, such as general economic conditions and the securities markets, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the claims paying ability ratings of our insurance subsidiaries by Nationally Recognized Statistical Rating Organizations may affect our ability to compete in the marketplace for our products and services. Similarly, downgrades of MONY Group’s credit ratings may affect our ability to access the debt markets to raise additional capital, which could affect the Company’s liquidity and ability to support the capital of our insurance subsidiaries.

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses, particularly the businesses comprising its Accumulation Products segment and the businesses comprising its Retail Brokerage and Investment Banking segment, are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, consumer sentiment, the level of retail securities trading volume, and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect its future earnings:

Further Declines in Securities Market Prices Could Reduce the Value of Certain Intangible Assets on the Company’s Balance Sheet

•	The Company Might Have to Amortize or Write-Off Deferred Policy Acquisition Costs Sooner Than Planned. In accordance with GAAP, deferred policy acquisition costs (“DPAC”) (policy acquisition costs represent costs that vary with and primarily relate to the production of business, such as commissions paid to financial professionals and brokers) are amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. Such amortization is calculated based on the actual amount of earnings that have emerged to date relative to management’s best estimate of the total amount of such earnings expected to emerge over the life of such business. This calculation requires the Company to make assumptions about future investment yields, contract charges, interest crediting rates, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. In addition, to the extent that the present value of estimated future earnings expected to emerge over the remaining life of the business is not sufficient to recover the remaining DPAC balance, GAAP requires that such excess DPAC amount be immediately charged to earnings. Accordingly, changes in the Company’s assumptions underlying DPAC or actual results that differ significantly from management’s prior estimates may materially affect the rate at which the Company amortizes or writes-off DPAC, which may materially affect its financial position and results of operations. Also, to the extent that circumstances lead management to conclude that the business, after writing off all DPAC, will not ultimately be profitable, the Company would be required to record its best estimate of the loss in the period such determination was made. While management believes such a scenario is unlikely, a sustained deterioration in the securities markets will significantly impact such determination and may require the Company to recognize a loss that could materially affect its financial position and results of operations.

At December 31, 2002 the carrying value of our DPAC was $1.2 billion. Approximately $133.8 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of the Company’s annuity DPAC, the accounting policy applied, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

While the Company’s current best estimate for the ultimate investment return underlying this business is 8.0%, a continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) could require the Company to revise it’s estimate of the ultimate profitability of this business. This could result in accelerated amortization and/or a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and results of operations.

During 2002, the Company revised its estimate of the ultimate amount of gross profits to be earned from its annuity in force block of business. This revision reflects the decline in annuity in force account values during the year due primarily to the deterioration of the equity securities markets. As a result of this revised estimate, the Company recorded a charge of

$16.3 million during 2002 to reflect the amount of DPAC amortization that should have been recorded through December 31, 2002 based on the Company’s best estimate of the ultimate gross profits from the annuity in force business. In addition, the Company recorded a charge of $1.6 million representing its best estimate of the amount of annuity in force DPAC that is not recoverable based on the estimated present value of future gross profits expected to emerge from this business.

The Company’s calculation of annuity product DPAC asset balances as of December 31, 2002 incorporates an assumption of 10% returns in 2003 and later for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the death benefit guarantees. The Company’s anticipated earnings for 2003, which were disclosed at its Investment Community meeting on January 16, 2003 were predicated on a 7% return, which built in $3.0 million of variable annuity DPAC unlocking. Within a narrow range, any deviation from 7% will change earnings by approximately $1.0 million per 1% change in return. For example, a return of 8% would lead to a $1 million gain relative to plan, and a return of 6% would lead to a $1 million loss. However, if returns fall substantially below 3 or 4%, the Company may need to take additional “loss recognition” writeoffs. These writeoffs have a larger immediate impact than DPAC unlocking, in that the entire amount of DPAC deemed non-recoverable must be written off at once, rather than over the life of the product. Every additional drop of 1% in this range would decrease earnings by approximately $2 million. For example, 2003 returns of 0% would decrease pre-tax earnings by approximately $11.0 million.

•	The Company Might Have to Write-Off Some Goodwill. The carrying value of goodwill in the Company’s Retail Brokerage and Investment Banking segment was $191.4 million at December 31, 2002. Based on the Company’s estimate of the fair value of these businesses, the Company concluded that no impairment of such goodwill exists as on December 31, 2002. However, if securities market conditions worsen or if there is a prolonged downturn in retail securities trading volumes, the Company might conclude, in the future, that all or a portion of such goodwill is impaired and must be written off.

The Company May Be Required to Recognize in its Earnings “Other Than Temporary Impairment” Charges on its Investments in Fixed Maturity and Equity Securities, as Well as Mark to Market Losses on Certain of its Venture Capital Investments

•	Management’s assessment of whether an investment in a debt or equity security is other than temporarily impaired is based primarily on the following factors:

•	management’s analysis of the issuer’s financial condition and trends therein;

•	the value of any collateral or guaranty;

•	the investment’s position in the issuer’s capital structure;

•	management’s analysis of industry fundamentals;

•	management’s assessment of the macro economic outlook; and

•	the consideration of other factors, including: any actions by rating agencies affecting the issuer, the period of time the fair value of a security has been at less than its cost, the Company’s expectations regarding the period of time required for a recovery of any current unrealized loss, and other relevant facts regarding the issuer.

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities or a deterioration in the credit quality of issuers or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company’s determination of whether a security is “other than temporarily impaired”, which may require the Company to recognize an “other than temporary impairment” charge that could be material to its financial position and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks.

•

The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. The Company generally limits these investments to no more than 2% to 3% of its total invested assets. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May 1995 are accounted for at fair value, while those acquired after May 1995 are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect the pro rata share of such mark to market adjustment if the Company accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company by the partnership, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments have had a significant impact on the Company’s earnings. The Company’s future earnings from venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position. At December 31, 2002, the carrying value of the Company’s venture capital investments was $186.2 million, of which $92.0 million is accounted for under the equity method and $94.2 million is accounted for at fair value.

Further Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

•	Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At December 31, 2002, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of the Company’s in force annuity contracts) totaled approximately $776.0 million. At December 31, 2002, the Company carried a reserve of approximately $6.5 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of any new guidance issued by the AICPA, the Company might then have to establish additional reserves.

Further Declines in Securities Market Prices Could Decrease Our Revenues

•	As discussed above under the caption General Discussion of Factors Affecting Profitability, revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Continuing Weakness in the Securities Markets Could Result in Increased Pension Costs

•	As required under GAAP, both the rate of return assumption for 2002 on assets funding the Company’s pension liabilities and the discount rate used to determine those liabilities were established at the end of December 31, 2001. The Company made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields available on high-quality corporate bonds. However, due to deteriorating economic conditions, the decline in securities market valuations and interest rates, the Company lowered both its assumed rate of return assumption from 10.0% to 8.0% and the discount rate assumption from 7.3% to 6.6%, which will cause an increase in the Company’s net periodic pension expense in 2003 and thereafter. In addition, the deterioration of the securities markets during 2002 has resulted in a decline in the fair value of the assets funding the Company’s pension obligations. As a result, the Company’s net periodic pension expense will increase in 2003 and thereafter due to the requirement under GAAP to amortize unrealized gains and losses through net periodic pension costs over a period of time. The Company expects that the effect of changing the assumed rate of return on assets funding the Company’s pension liabilities and the decline in the fair value of such assets, as well as changing the discount rate, will result in lower earnings in 2003 of approximately $23.0 million before tax, as compared to those reported in 2002. In addition, a continuing deterioration in the securities markets may require further changes in the assumed rate of return on assets funding the Company’s pension liabilities and the discount rate, which may have a material adverse affect on the Company’s results of operations and financial position.

•	While the market value of assets exceeded the Company’s pension liabilities at December 31, 2002, any unfunded liability at December 31, 2003 will either cause the Company to contribute assets to the pension plan in an amount sufficient to eliminate any unfunded position or, as required by GAAP, the Company will be required to charge to comprehensive income the full amount of any prepaid benefit cost at such date. At December 31, 2002, prepaid benefit costs aggregated $151.0 million. While management expects that, in the event of an underfunded position, it would make a contribution to the Company’s pension to avoid such a charge to comprehensive income, this will ultimately depend upon the total amount of any such underfunding, which largely is dependent upon the market values of assets backing the pension plan, and the amount of pension plan liabilities, at December 31, 2003. It should be noted that, in the event a company is required to charge its prepaid benefit cost asset to comprehensive income due to an underfunded position, in accordance with GAAP, a company may reestablish that asset if the market value of assets supporting the pension plan increase, the plan liabilities decrease, and/or subsequent contributions to the pension plan cause the plan be in a funded position.

The Company’s Expenses May Increase if it Chooses or Becomes Required to Adopt the Fair Value Recognition Provisions of SFAS No. 123 and Recognize Expense for the Issuance of Certain Employee Stock Based Compensation

•

Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion

No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If the Company chooses to adopt these provisions of SFAS No. 123 or if it becomes required to adopt such provisions as a result of action by the Financial Accounting Standards Board, the adoption will result in additional expense recognition in an amount that may be material to the Company’s results of operations.

Segments

The Company’s business is organized in three principal reportable segments: the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts, which are not allocated to the segments, are reported as reconciling items. Reconciling items are principally comprised of: (i) revenues and expenses associated with contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, since its formation and commencement of operations in 2002 —  see Note 1 to the Consolidated Financial Statements, and (iv) certain charges associated with the Company’s reorganization activities in 2002 and 2001 — see “Reorganization and Other Charges” for further details. The Company formed the Retail Brokerage and Investment Banking segment in 2001 in connection with its acquisitions of Advest and Matrix. In addition to these companies, this segment includes the revenues, expenses, assets and liabilities of MSC. In prior years MSC was reported in the Company’s Other Products segment. Accordingly, segment disclosures for years prior to 2001 have been restated to conform to the current period presentation. See Note 7 to the Consolidated Financial Statements for further information regarding the Company’s reportable segments.

Critical Accounting Policies

Preparation of the Company’s financial statements in accordance with GAAP requires the application of accounting policies that often involve significant use of judgment. Differences between estimated and actual results and changes in facts and circumstances that cause management to revise its estimates may materially affect the Company’s results of operations and financial position.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 of the Consolidated Financial Statements for a complete description of the Company’s significant accounting policies.

Investments — —

The Company records investments in fixed maturity securities and equity securities available for sale, trading account securities and certain investments in venture capital partnerships at fair value in its consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, the valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates, and the timing of cash flows because quoted market prices are not available. At December 31, 2002, the carrying value of private placement fixed maturity securities was $3,173.1 million.

The Company records changes in the fair values of investments in fixed maturity securities and equity securities available for sale that are not considered to be “other than temporarily impaired” in other comprehensive income. The Company reports changes in the value of venture capital investments accounted for using the equity method and trading securities in the consolidated statement of operations. For investments the Company considers to be other than temporarily impaired, the Company records an impairment loss, which is reflected in realized gains (losses) on investments — see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is other than temporarily impaired requires the use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are other than temporarily impaired.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and operating results are therefore sensitive to: (i) changes in the estimated cash flows from mortgages, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At December 31, 2002 and 2001, the valuation allowance on these mortgage loans was $22.7 million and $28.4 million, respectively.

Deferred policy acquisition costs and insurance reserves — —

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally Statement of Financial Accounting Standard (“SFAS”) 60 for term and whole life insurance products, SFAS 97 for universal life and investment-type contracts, and SFAS 120 for traditional participating life insurance contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations — see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Forward Looking Risks Affecting Profitability.

Goodwill and intangible assets — —

The Company’s assets include goodwill and intangible assets, which are primarily related to its 2001 acquisition of Advest. In accordance with SFAS 142, the Company must reevaluate the valuation of the goodwill and intangible assets at least annually by comparing the fair value and carrying value of the reporting unit to which the goodwill and intangible assets relate. If the carrying value of the reporting unit exceeds its fair value, the Company must recognize an impairment loss for the excess of carrying value over fair value. The estimate of a reporting unit’s fair value considers various valuation methodologies and in certain cases, requires the use of assumptions and estimates regarding the reporting unit’s future cash flows and discount rates. Changes in the business supporting the goodwill and intangible assets may affect management’s assessment of the recoverability of goodwill and intangible assets — see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Forward Looking Risks Affecting Profitability.

Litigation, contingencies and restructuring charges — —

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 16 to the Consolidated Financial Statements, the Company is party to various legal actions and proceedings in connection with its businesses. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of SFAS 5 and Financial Accounting Standards Board (“FASB”) Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 24 to the Consolidated Financial Statements, in both 2002 and 2001 the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Other Significant Estimates — —

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, accounting for pension and other post-retirement and post-employment benefits requires estimates of future returns on plan assets, expected increases in compensation levels and trends in health care costs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Potential Forward Looking Risks Affecting Profitability. Also see Note 9 to the Consolidated Financial Statements. Another example is the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize the deferred tax benefit. See Note 10 to the Consolidated Financial Statements.

Reorganization and Other Charges

During the fourth quarter of 2002 and 2001, the Company recorded Reorganization and Other charges aggregating approximately $7.7 million and $146.1 million, respectively. Of these charges, $7.7 million and $19.0 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The 2002 restructure charge consisted of severance and related benefits resulting from headcount reductions of 161 and 26 in the Company’s home office and career agency system, respectively, as well as losses from abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240 in the Company’s home office and career agency system, respectively, and $8.7 million of other miscellaneous items. The balance of the charge in 2001, $127.0 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio; (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds; (iii) write-downs of certain information technology assets; and (iv) other miscellaneous items.

The following tables summarize the components of the aforementioned charges recorded during 2002 and 2001, respectively. None of the charges referred to below as “Reorganization Charges” have been allocated to the Company’s operating segments, however, the charges in 2001 referred to as “Other Charges” have been allocated to the Company’s operating segments. All Reorganization Charges incurred in 2002 and 2001 are reported as reconciling items.

2002:	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$6.6	$—	$6.6
Leased offices and equipment	1.1	—	1.1

Total Reorganization Charges before tax(1)	$7.7	$—	$7.7

Total Reorganization Charges after tax	$5.0	$—	$5.0

(1)	All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001:	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset impairments and valuation related write-downs	29.9	20.1	50.0
Deferred sales charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	22.9	—	22.9

Subtotal — Other Charges	69.2	20.1	89.3

Total — Reorganization and Other Charges before tax	$126.0	$20.1	$146.1

Total — Reorganization and Other Charges after tax	$81.9	$13.1	$95.0

All charges referred to as Reorganization Charges included in the table above, except $17.0 million related to deferred policy acquisition costs in 2001 and $5.3 million related to investment expenses in 2001, are included in “Other Operating Costs and Expenses” in the Company’s 2001 consolidated statement of income and comprehensive income.

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

	Protection	Accumulation	Retail Brokerage and Investment Banking	Other/ Reconciling	Total
	($ in millions)
Premiums	$1.0	$—	$—	$—	$1.0
Net investment income	20.3	3.8	—	8.6	32.7
Group pension profit	2.5	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.7	35.5	65.1

Total Other Operating Charges	43.2	20.0	1.7	61.1	126.0

Net realized losses on investments	14.9	2.8	—	2.4	20.1

Total Other Charges	$58.1	$22.8	$1.7	$63.5	$146.1

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated statements of financial position.

	December 31, 2001	Charges	Cash Payments	Change in Reserve Estimates	December 31, 2002
Restructuring Charges Liability:
Severance benefits	$8.1	$6.6	$(5.4)	$(1.0)	$8.3
Other restructure charges	4.5	1.1	(1.2)	—	4.4

Total Restructuring Charges Liability	$12.6	$7.7	$(6.6)	$(1.0)	$12.7

Summary of Financial Results

The following tables present the Company’s consolidated and segment results of operations for the years ended December 31, 2002, 2001 and 2000. The financial information herein is presented in accordance with GAAP unless otherwise noted.

Results of Operations

	For the Year Ended December 31, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(1)	Consolidated
	($ in millions)
Revenues:
Premiums	$662.9	$11.6	$—	$15.9	$—	$690.4
Universal life and investment-type policy fees	152.1	46.8	—	1.6	—	200.5
Net investment income	595.5	82.4	0.3	29.9	29.2	737.3
Realized (losses)/gains on investments	(121.5)	(23.2)	—	(8.4)	0.1	(153.0)
Group Pension Profits(4)	82.3	—	—	—	—	82.3
Retail brokerage and investment banking revenues	—	—	397.1	—	—	397.1
Other income	15.0	96.1	0.7	17.3	10.8	139.9

Total revenue	1,386.3	213.7	398.1	56.3	40.1	2,094.5

Benefits and Expenses:
Benefits to policyholders	729.7	41.9	—	21.6	9.9	803.1
Interest credited to policyholders’ account balances	64.5	46.0	—	8.8	—	119.3
Amortization of deferred policy acquisition costs	110.3	45.8	—	—	—	156.1
Dividends to policyholders	185.6	1.2	—	1.2	—	188.0
Other operating costs and expenses	233.7	119.4	395.7	37.2	74.0	860.0

Total expenses	1,323.8	254.3	395.7	68.8	83.9	2,126.5

Income/(loss) from continuing operations before income tax	$62.5	$(40.6)	$2.4	$(12.5)	$(43.8)	(32.0)

Income tax benefit						11.2

Net loss from continuing operations						(20.8)
Discontinued Operations: Loss from real estate to be disposed of, net of income tax benefit of $1.4 million						(2.5)

Net loss						$(23.3)

Results of Operations

	For the Year Ended December 31, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(2)	Consolidated
	($ in millions)
Revenues:
Premiums	$675.5	$5.3	$—	$14.5	$—	$695.3
Universal life and investment-type policy fees.	151.6	54.7	—	0.9	—	207.2
Net investment income	565.6	70.5	0.7	22.0	26.0	684.8
Realized losses on investments	(6.2)	(1.9)	(0.2)	(4.0)	—	(12.3)
Group Pension Profits(4)	30.7	—	—	—	—	30.7
Retail brokerage and investment banking revenues	—	—	350.8	—	—	350.8
Other income	16.1	107.4	—	15.5	8.1	147.1

Total revenue	1,433.3	236.0	351.3	48.9	34.1	2,103.6

Benefits and Expenses:
Benefits to policyholders	754.5	34.1	—	20.6	5.5	814.7
Interest credited to policyholders’ account balances	60.6	41.3	—	8.6	—	110.5
Amortization of deferred policy acquisition costs	115.7	26.1	—	—	17.0	158.8
Dividends to policyholders	233.9	1.6	—	1.1	—	236.6
Other operating costs and expenses	245.5	127.2	371.3	39.8	92.6	876.4

Total expenses	1,410.2	230.3	371.3	70.1	115.1	2,197.0

Income (loss) before income taxes	$23.1	$5.7	$(20.0)	$(21.2)	$(81.0)	(93.4)

Income tax benefit						32.6

Net loss						$(60.8)

Results of Operations

	For the Year Ended December 31, 2000
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(3)	Consolidated
	($ in millions)
Revenues:
Premiums	$685.7	$1.3	$—	$13.5	$—	$700.5
Universal life and investment-type policy fees	134.8	70.0	—	1.0	—	205.8
Net investment income	774.9	117.4	0.3	60.4	25.1	978.1
Net realized gains on investments	21.8	7.5	0.2	8.0	—	37.5
Group Pension Profits(4)	37.1	—	—	—	—	37.1
Retail brokerage and investment banking revenues	—	—	59.7	—	—	59.7
Other income	20.6	120.2	—	17.7	5.1	163.6

Total revenue	1,674.9	316.4	60.2	100.6	30.2	2,182.3

Benefits and Expenses:
Benefits to policyholders	736.6	21.2	—	22.4	7.6	787.8
Interest credited to policyholders’ account balances	54.5	47.0	—	9.1	—	110.6
Amortization of deferred policy acquisition costs	110.8	28.3	—	—	—	139.1
Dividends to policyholders	232.7	1.5	—	1.3	—	235.5
Other operating costs and expenses	262.2	120.0	63.3	37.0	30.7	513.2

Total expenses	1,396.8	218.0	63.3	69.8	38.3	1,786.2

Income (loss) before income taxes	$278.1	$98.4	$(3.1)	$30.8	$(8.1)	396.1

Income tax expense						133.8

Income before extraordinary item						262.3
Extraordinary loss, net of tax						37.7

Net income						$224.6

(1)	Amounts reported as “reconciling” in 2002 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, (iv) charges totalling $7.7 million pre-tax relating to the Company’s reorganization and (v) a $1.5 million reversal of certain reserves associated with the reorganization charge recorded in 2001. See “Reorganization and Other Charges”.

(2)	Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group and (iii) charges totaling $56.8 million pre-tax relating to the Company’s reorganization. See “Reorganization and Other Charges”.

(3)	Amounts reported as “reconciling” in 2000 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans and (ii) revenues and expenses of the MONY Group.

(4)	See Note 11 to the Consolidated Financial Statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Premiums —

Premium revenue was $690.4 million for 2002, a decrease of $4.9 million, or 0.7%, from $695.3 million reported for 2001. The decrease was primarily the result of lower premiums in the Protection Products segment of $12.6 million partially offset by increases in the Accumulation Products and Other Products segments of $6.3 million and $1.4 million, respectively. The following table summarizes the components of premiums recorded in the Protection Products segment for the years ended December 31, 2002 and 2001, respectively, which represents 96% and 97%, respectively, of the Company’s total premiums on a consolidated basis.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Protection Products Segment:
Single premiums	$130.4	$143.3
New premiums	18.7	15.1
Renewal premiums	471.2	491.6
Premiums ceded	(40.4)	(35.0)

Total premiums, excluding USFL and other	579.9	615.0
USFL	83.3	60.0

	663.2	675.0
Other	(0.3)	0.5

Total Protection Products segment	$662.9	$675.5

Premium revenue in the Protection Products segment, excluding USFL, decreased $35.9 million, primarily due to a reduction in single and renewal premiums on individual life of $12.9 million and $20.4 million, respectively. The decrease in premiums is primarily attributable to a reduction of the in-force block.

USFL’s premiums were $83.3 million and $60.0 million for the years ended December 31, 2002 and 2001, respectively. The increase in USFL’s premiums is primarily due to higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states and an increase in renewal premiums.

The increase premiums in the Accumulation Products segment from $5.3 million to $11.6 million was primarily due to an increase in life contingent immediate annuity sales while the increase in the Other Products segment from $14.5 million to $15.9 million was primarily attributable to an increase in assumed premiums from the U.S. Servicemen’s Group Life Insurance Pool (“SEGLI”).

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $200.5 million for 2002, a decrease of $6.7 million, or 3.2%, from $207.2 million reported for 2001. The decrease was primarily a result of lower fees in the Accumulation Products segment of $7.9 million, partially offset by higher fees in the Protection Products and Other Products segments of $0.5 million and $0.7 million, respectively. The decrease in the Accumulation Products segment is primarily due to lower Flexible Premium Variable Annuity (“FPVA”) mortality and expense charges of $7.5 million due to lower separate account fund balances. Annuity assets under management were $4.0 billion as of December 31, 2002 compared to $4.6 billion at December 31, 2001. The increase in the Protection Products segment is primarily due to an increase of $9.8 million in Variable Universal Life (“VUL”) relating to an increase in that block of business and a decrease of $1.5 million relating to certain reinsurance attributable to protection products. This was partially offset by decreases in Universal Life (“UL”) and Corporate Sponsored Variable Universal Life (“CSVUL”) fees of $5.2 million and $5.1 million, respectively. The decrease in UL fees is due to lower Cost of Insurance (“COI”) charges attributable to the overall decline in UL business, and the decrease in CSVUL fees is primarily due to lower renewal premiums.

Net investment income and realized gains on investments — —

Net investment income was $737.3 million for the year ended December 31, 2002, an increase of $52.5 million, or 7.7%, from $684.8 million reported in the prior year. The increase in net investment income primarily consisted of: (i) a $41.9 million increase in income from investments in venture capital partnerships to $6.5 million for the year ended December 31, 2002, from a loss of $35.4 million reported for the year ended December 31, 2001 (See “Investments — Limited Partnership Interests”) (ii) a $6.5 million increase in income from real estate investments, and (iii) additional earnings from the increase in invested assets which was substantially offset by a decline in interest rates. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.6% and 5.2%, respectively, for the year  ended December 31, 2002, as compared to 6.2% and 6.1%, respectively, for the year ended December 31, 2001. See  “— Investments — Investment Yields by Asset Category.”

As of December 31, 2002, the Company had approximately $3.3 million of additional unrealized pre-tax gains related to venture capital limited partnership investments accounted for at fair value that may be recognized in future earnings subject to market fluctuation. The amount is reflected in other comprehensive income.

Net realized losses were $153.0 million for the year ended December 31, 2002, an increase of $140.7 million, from losses of $12.3 million reported in the prior year. The increase in realized losses primarily consists of other than temporary impairment charges on fixed maturity and equity securities of $115.5 million and $38.5 million, respectively, valuation allowances taken on real estate properties of $26.7 million and a $6.8 million litigation loss related to a specific joint venture real estate partnership, offset by gains from sales of investments and prepayments on fixed maturity securities of $38.2 million. See “— Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks” and see Note 16 to the Consolidated Financial Statements.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Fixed maturity securities	$(79.3)	$(2.6)
Equity securities	(38.7)	(7.8)
Real estate	(32.1)	(5.4)
Mortgage loans	(3.0)	9.3
Other	0.1	(5.8)

Total realized losses	$(153.0)	$(12.3)

Group Pension Profits — —

Group Pension Profits (which ceased as of December 31, 2002 — see Note 11 to the Consolidated Financial Statements), of $82.3 million for the year ended December 31, 2002 include earnings of $54.1 million from the final payment due from Aegon USA, Inc. (“AEGON”) (“Final Value Payment”) in connection with the expiration of the Group Pension Transaction at December 31, 2002. Excluding the Final Value Payment, Group Pension Profits for the year ended December 31, 2002 were $28.2 million, a decrease of $2.5 million, as compared to $30.7 million recorded in the prior year. The decrease primarily resulted from the continuing runoff of the group pension in force business transferred by the Company pursuant to the Group Pension Transaction.

Refer to Note 11 of the Consolidated Financial Statements included herein for information regarding the Group Pension Transaction, the Group Pension Profits and the Final Value Payment, along with certain summary financial information relating thereto.

Retail brokerage and investment banking revenues — —

Retail brokerage and investment banking revenues were $397.1 million for the year ended December 31, 2002, an increase of $46.3 million, or 13.2%, compared to $350.8 million in the comparable prior year due to increased revenues from Advest, MSC, and Matrix. Advest had retail brokerage and investment banking revenues of $348.3 million for the year ended December 31, 2002 compared to $304.1 million reported for 2001, an increase of $44.2 million, or 14.6%. The increase is primarily due to an additional month of revenue in 2002 (Advest was acquired by the Company on January 31, 2001), partially offset by a decrease in interest revenue due to the outsourcing of Advest’s clearing operations. Advest’s results for the year ended December 31, 2002 also include $21.6 million in revenue from Lebenthal, which was acquired by Advest in November, 2001 and merged into Advest, Inc. in early 2002, and Babson which was acquired by Advest on May 31, 2002. Revenues from MSC, a registered securities broker-dealer for MONY’s career network, increased to $44.8 million from $43.6 million in the comparable prior year due to higher commission fee income. Matrix revenues increased to $4.0 million from $3.1 million in the prior year due to higher mergers and acquisition related fees.

The following table presents the components of retail brokerage and investment banking revenues for the periods presented.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Commissions	$164.3	$140.7
Interest	34.9	56.2
Principal transactions	107.2	78.4
Asset management and administration	53.2	17.5
Investment banking	31.9	50.3
Other	5.6	7.7

Total retail brokerage and investment banking revenues	$397.1	$350.8

Other income — —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $139.9 million for 2002, a decrease of $7.2 million, or 4.9%, from $147.1 million reported for the comparable prior year. The decrease is due primarily to lower income in the Protection Products and Accumulation Products segments of $1.1 million and $11.3 million, respectively, partially offset by increased income in the Other Products and Retail Brokerage and Investment Banking segments and reconciling amounts of $1.8 million, $0.7 million and $2.7 million, respectively. The following table summarizes the components of other income recorded in the Protection Products segment for the years ended December 31, 2002 and 2001, respectively.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$(11.5)	$(3.7)
Reinsurance allowances	12.1	13.5
Other miscellaneous	14.4	6.3

Total Protection Products segment	$15.0	$16.1

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In 2002, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $(11.5) million compared to $(3.7) million in 2001. This decrease was partially offset by an increase in investment management fees.

The decrease in the Accumulation Products segment is due primarily to an $11.1 million decrease in commission revenue earned by Enterprise and a $1.4 million decrease in the change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment, partially offset by a $2.1 million increase in other miscellaneous revenues. For reporting purposes, the results of the COLI contract are allocated among the segments. The increase in the Other Products segment is primarily due to increased revenues from the Company’s insurance brokerage subsidiary. The increase in reconciling amounts is primarily due to higher revenue attributable to the Company’s employee benefit plans.

Benefits to policyholders — —

Benefits to policyholders were $803.1 million for 2002, a decrease of $11.6 million, or 1.4%, from $814.7 million reported for 2001. The decrease consisted primarily of lower benefits of $24.8 million in the Protection Products segment offset by higher benefits in the Accumulation Products segment, Other Products segment and reconciling amounts of $7.8 million, $1.0 million and $4.4 million, respectively. The decrease of $24.8 million in the Protection Products segment was due primarily to lower benefits of $35.3 million and $2.7 million on individual life and VUL business, respectively, partially offset by an increase in benefits related to UL business of $13.3 million. The decrease in individual life is due to lower death benefits, surrenders, and reserves, primarily in the Closed Block, as a result of better mortality and improved persistency, while the decrease in VUL is primarily attributable to lower death benefits, net of reinsurance. The increase in UL business in primarily attributable to poor mortality. The increase in the Accumulation Products segment is primarily due to higher supplementary contract and individual annuity reserves of $1.2 million and $5.1 million, respectively, coupled with higher benefit reserves of $0.8 million on the Company’s FPVA products as compared to the prior year. The increased reserves are attributable to higher sales of accumulation products and higher provisions for guaranteed minimum death benefits on the Company’s FPVA products due to unfavorable market conditions and the decline in assets under management. The increase in reconciling amounts is due to higher costs attributable to the Company’s employee benefit plans.

Interest credited to policyholders’ account balances — —

Interest credited to policyholders’ account balances was $119.3 million for 2002, an increase of $8.8 million, or 8.0%, from $110.5 million reported for the comparable prior year. The increase is primarily attributable to higher interest crediting of $3.9 million in the Protection Products segment, $4.7 million in the Accumulation Products segment and $0.2 million in the Other Products segment. The increase in the Protection Products segment is primarily related to higher interest crediting on CSVUL of $3.0 million primarily due to higher general account fund values. The increase in the Accumulation Products segment is primarily attributable to higher interest crediting of $7.3 million on FPVA business and $2.0 million on the new Flexible Premium Deferred Annuity (“FPDA”) product, partially offset by decreased interest crediting on supplemental contracts, Single Premium Deferred Annuity (“SPDA”) business, and other annuity contract business of $2.0 million, $1.9 million and $0.5 million, respectively. The increase in interest crediting on FPVA business is related to higher general account fund balances. The decrease in interest crediting on supplementary contracts is attributable to lower interest rates. The decrease on SPDA and other annuity contract business is due to the continued run-off of these products.

Amortization of deferred policy acquisition costs — —

Amortization of deferred policy acquisition costs was $156.1 million for 2002, a decrease of $2.7 million, or 1.7%, from $158.8 million reported for 2001. The decrease was primarily due to lower amortization of $5.4 million in the Protection Products segment and $17.0 million in reconciling amounts, partially offset by an increase of $19.7 million in the Accumulation products segment. The decrease in the Protection Products segment was primarily due to lower amortization in the Closed Block of $10.4 million due to the run-off of this block of business and the implementation of SOP 00-3 in 2001. In addition, the UL product line had lower amortization line of $3.5 million due to unfavorable mortality. The Group Universal Life (“GUL”) product line had lower amortization of $1.5 million. This was partially offset by increased amortization in the VUL and term product lines of $4.4 million and $2.0 million, respectively as these blocks of business continue to grow. The decrease of $17.0 million in reconciling amounts relates to reorganization and other charges recorded during the fourth quarter of 2001. See Note 24 to the Consolidated Financial Statements. Of the $17.0 million, approximately $13.0 million represented a write-off of DPAC in the Company’s international insurance subsidiary to reflect reduced expectations of future profitability due primarily to revised business strategies, and approximately $4.0 million represented the write-off of DPAC on the Company’s GUL business. The increase in the Accumulation Products segment is due to higher amortization in the FPVA product caused by an acceleration of amortization. Amortization in the FPVA product line was lower primarily due to a decline in variable annuity assets under management and lower expected future profit margins.

Dividends to policyholders — —

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $188.0 million for the year ended December 31, 2002, a decrease of $48.6 million, or 20.5%, from $236.6 million reported in the comparable prior year. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $48.6 million decrease in dividends to policyholders was due to a year over year decrease of $35.8 million in the deferred dividend liability, and a year over year decrease of $12.8 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during the year ended December 31, 2002 were $202.6 million, a decrease of $12.8 million, or 5.9%, from $215.4 million reported in the comparable prior year period. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of the ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. (See Note 2 to the Consolidated Financial Statements).

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 2 to the Consolidated Financial Statements. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the “deferred dividend liability”. Due to the recognition of realized losses from “other than temporary impairment” changes on invested assets during the fourth quarter, the actual experience of the Closed Block earnings was less than expected. The deferred dividend liability was $33.2 million at December 31, 2002.

Other operating costs and expenses — —

Other operating costs and expenses were $860.0 million for 2002, a decrease of $16.4 million, or 1.9%, from $876.4 million for 2001. The decrease is primarily attributable to decreases in the Protection Products segment, Accumulation Products segment,

Other Products segment and reconciling amounts of $11.8 million, $7.8 million, $2.6 million and $18.6 million, respectively, partially offset by increased expenses in the Retail Brokerage and Investment Banking segment of $24.4 million. The decreases in the Protection Products and Accumulation Products segments are primarily attributable to lower compensation and other miscellaneous expenses of $18.6 million and $9.7 million, respectively, partially offset by higher costs related to the Company’s employee benefit plans of $6.6 million and $2.0 million, respectively. The increase in the Retail Brokerage and Investment Banking segment is primarily attributable to the inclusion of an additional month of Advest’s expenses in 2002 (because Advest was acquired by the Company on January 31, 2001) of approximately $33.0 million and higher compensation expense of approximately $15.4 million, partially offset by lower interest expense of $17.1 million and the elimination of goodwill expense of $6.7 million. The decrease in reconciling amounts relates primarily to a decrease in reorganization charges of $26.5 million (see Note 24 to the Consolidated Financial Statements) and general miscellaneous expenses of $5.5 million, partially offset by an increase in interest expense of $13.2 million. The increased interest expense relates primarily to the issuance of the Insured Notes on April 30, 2002. See Notes 19 and 20 to the Consolidated Financial Statements.

The Company recorded a federal income tax benefit in 2002 of $11.2 million, compared to a federal income tax benefit of $32.6 million recorded in 2001. The Company’s effective tax rate was approximately 35.0% in 2002 and 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Premiums — —

Premium revenue was $695.3 million for 2001, a decrease of $5.2 million, or 0.7%, from $700.5 million reported for 2000. The decrease was primarily the result of lower premiums in the Protection Products segment of $10.3 million, partially offset by an increase in the Accumulation Products segment of $4.0 million. The following table summarizes the components of premiums recorded in the Protection Products segment for the years ended December 31, 2002 and 2001, respectively, which represents approximately 97% and 98%, respectively, of the Company’s total premiums on a consolidated basis.

	For the Year Ended December 31,
	2001	2000
	($ in millions)
Protection Products segment:
Single premiums	$143.3	$140.8
New premiums	15.1	11.1
Renewal premiums	491.6	523.7
Premiums ceded	(35.0)	(32.2)

Total premiums, excluding USFL and other	615.0	643.4
USFL	60.0	41.8

	675.0	685.2
Other	0.5	0.5

Total Protection Products segment	$675.5	$685.7

The decrease in premiums in the Protection Products segment, excluding USFL, was primarily a result of lower renewal premiums of $32.5 million due to the reduction of the in-force block. Management believes that the decrease in traditional life insurance premiums is consistent with industry trends. See “— New Business Information” for a discussion regarding year to year sales and related trends.

USFL’s premiums were $60.0 million and $41.8 million for the years ended December 31, 2001 and 2000, respectively. The increase in USFL’s premiums is primarily attributable to the expansion of its broker market and the improvement in its financial strength ratings since being acquired by the Company.

The increase in the Accumulation Products segment of $4.0 million was primarily due to an increase in immediate annuity sales.

Universal life and investment-type product policy fees — —

Universal life and investment-type product policy fees were $207.2 million for 2001, an increase of $1.4 million, or 0.7%, from $205.8 million reported for 2000. The increase was primarily a result of higher fees in the Protection Products segment of $16.8 million, partially offset by lower fees in the Accumulation Products segment of $15.3 million. The increase in the Protection Products segment was primarily attributable to higher fees earned on CSVUL and VUL business of $5.5 million and $11.3 million, respectively, consistent with the growth in the in-force blocks of such business. The decrease in the Accumulation Products segment was primarily due to lower mortality and expense charges of $7.5 million and a $6.9 million decrease in surrender charges on the Company’s FPVA product. The decrease in FPVA mortality and expense charges is due primarily to lower fund balances resulting from stock market declines. The decrease in surrender charges reflects the positive effects of the efforts of the Company’s conservation unit and other measures designed to improve persistency.

Net investment income and realized gains/(losses) on investments — —

Net investment income was $684.8 million for the year ended December 31, 2001, a decrease of $293.3 million, or 30.0%, from $978.1 million reported in 2000. The decrease in net investment income is primarily due to a decrease of $271.7 million in income reported from the Company’s investments in venture capital partnerships, which includes valuation related adjustments recorded in the fourth quarter. The remainder of the decrease was principally caused by lower interest rates and invested assets in 2001. The annualized yield on the Company’s average invested assets, including its investments in venture capital partnerships, before and after realized gains/(losses) on investments was 6.2% and 6.1%, respectively, for 2001, as compared to 8.8% and 9.1%, respectively, for 2000. See “— Investments — Yields by Asset Category”. The 2001 results also include $32.7 million in “Other Charges” relating primarily to writedowns of the venture capital portfolio. See Note 24 to the Consolidated Financial Statements.

As of December 31, 2001, the Company had approximately $16.8 million of additional pre-tax gains related to its venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuations.

Net realized losses on investments were $12.3 million for 2001, a decrease of $49.8 million from gains of $37.5 million for 2000. The 2001 losses include $20.1 million in “Other Charges” taken during the fourth quarter. See Note 24 to the Consolidated Financial Statements.

The following table sets forth the components of net realized gains (losses) by investment category for 2001 and 2000.

	For the Year Ended December 31,
	($ in millions)
	2001	2000
Equity securities	$(7.8)	$21.6
Fixed maturity securities	(2.6)	(30.1)
Mortgage loans	9.3	19.7
Other	(11.2)	26.3

Total realized (losses)/gains	$(12.3)	$37.5

Group Pension Profits — —

Group Pension Profits were $30.7 million for the year ended December 31, 2001, a decrease of $6.4 million, or 17.3%, from $37.1 million for the year ended December 31, 2000. Group Pension Profits for the years ended December 31, 2001 and 2000, consisted of $27.4 million and $26.9 million, respectively, of Group Pension Payments and $3.3 million and $10.2 million, respectively, relating to adjustments required to reflect the earnings from such payments in accordance with GAAP. Such adjustments primarily relate to changes in the valuation allowances established to recognize the impairment of assets supporting the business transferred in the Group Pension Transaction as well as certain adjustments relating to policyholder liabilities. The decrease of $6.4 million in the Group Pension Profits is primarily due to lower operating income due to the run-off of the Group Pension business of $9.1 million, offset by higher realized gains on investments in 2001 of $2.7 million.

For a description of the Group Pension Transaction, the Group Pension Profits and certain summary financial information relating thereto, refer to Note 11 to the Consolidated Financial Statements.

Retail brokerage and investment banking revenues — —

Retail brokerage and investment banking revenues were $350.8 million for 2001, an increase of $291.1 million, compared to $59.7 million reported for 2000. The increase is primarily attributable to the Company’s acquisitions of Advest and Matrix in 2001. See Note 1 to the Consolidated Financial Statements. Revenues recorded in 2001 for Advest, Matrix, and MSC, which together comprise the Retail Brokerage and Investment Banking segment, were $304.1 million, $3.1 million, and $43.6 million, respectively. Retail brokerage and investment banking revenues in 2000 consisted solely of $59.7 million of revenues derived from the operations of MSC. The $16.1 million decrease in MSC’s revenues is due to lower commission revenue. All expenses related to the operations of Advest, Matrix and MSC are recorded in “Other operating costs and expenses” in the Company’s consolidated statement of income and comprehensive income.

The following table presents the components of retail brokerage and investment banking revenues for the periods presented.

	For the Year Ended December 31,
	2001	2000
	($ in millions)
Commissions	$140.7	$59.7
Interest	56.2	—
Principal transactions	78.4	—
Asset management and administration	17.5	—
Investment banking	50.3	—
Other	7.7

Total retail brokerage and investment banking revenues	$350.8	$59.7

Other income — —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as revenues from interest on deposits held under financial reinsurance arrangements, certain other asset management fees, and other miscellaneous revenues) was $147.1 million for 2001, a decrease of $16.5 million, or 10.1%, from $163.6 million reported for 2000. The decrease was primarily due to lower income of $4.5 million in the Company’s Protection Products segment and $12.8 million in the Company’s Accumulation Products segment, partially offset by higher income relating to the Company’s employee benefit plans which are reported as a reconciling item. The following table summarizes the components of other income recorded in the Protection Products segment for the years ended December 31, 2001 and 2000, respectively:

	For the Year Ended December 31,
	2001	2000
	($ in millions)
Corporate Owned Life Insurance (“COLI”) contract	$(3.7)	$2.5
Reinsurance allowances	13.5	13.8
Other miscellaneous	6.3	4.3

Total other income	$16.1	$20.6

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the income statement caption entitled “other operating costs and expenses”. In 2001, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $(3.7) compared to $2.5 million in 2000. This decrease was partially offset by an increase in miscellaneous income.

The decrease in the Accumulation Products segment was primarily caused by lower fees of approximately $16.0 million from Enterprise and a $0.6 million decrease in the cash surrender value of this segment’s allocated portion of the Company’s COLI contract, partially offset by an increase of $3.9 million in fees from supplemental contracts. Enterprise reported $90.0 million in fees from advisory services in 2001, as compared to $106.9 million in 2000.

Benefits to policyholders — —

Benefits to policyholders were $814.7 million for 2001, an increase of $26.9 million, or 3.4%, from $787.8 million reported for 2000. The increase consisted primarily of higher death benefits of approximately $16.6 million in the Company’s Protection Products segment, and $12.8 million in the Accumulation Products segment. The increase of $16.6 million in the Protection Products segment was due to higher benefits of $8.9 million and $5.1 million on individual life and universal life business, respectively. The increase of $12.8 million in the Accumulation Products segment was primarily the result of higher immediate annuity benefit payments, FPVA death benefits, and supplementary contract benefits of $3.8 million, $6.1 million, and $2.6 million, respectively.

Interest credited to policyholders’ account balances — —

Interest credited to policyholders’ account balances was $110.5 million for 2001, a decrease of $0.1 million from $110.6 million reported for 2000. The decrease was the result of lower interest crediting of $5.7 million in the Company’s Accumulation Products segment offset by higher amounts credited in the Company’s Protection Products segment of $6.2 million, which was primarily due to the Company’s increasing in force block of CSVUL business. The decrease in the Accumulation Products segment is due primarily to decreases of $3.1 million and $2.1 million in SPDA and Certificate of Annuity (“COA”) products, respectively.

Amortization of deferred policy acquisition costs — —

DPAC amortization was $158.8 million for 2001, an increase of $19.7 million, or 14.2%, from $139.1 million reported for 2000. The increase was primarily due to higher amortization of $4.9 million in the Company’s Protection Products segment and $17.0 million in reconciling amounts in connection with reorganization and other charges recorded during the fourth quarter of 2001. See Note 24 to the Consolidated Financial Statements. Of the $17.0 million in reconciling amounts $13.0 million represented a write-off of DPAC in the Company’s international insurance subsidiary to reflect reduced expectations of future profitability due primarily to revised business strategies, which included the decision to exit certain markets, and approximately $4.0 million represented a write-off of DPAC on the Company’s GUL business to reflect a de-emphasis on this line of business and resultant reduced future profitability expectations. The increase in the Protection Products segment is primarily attributable higher amortization on the VUL, CSVUL, and GUL lines of business of $9.2 million, $3.5 million and $4.4 million, respectively, partially offset by decreases in yearly renewable term business, individual life and UL of $8.3 million due to the declining in force block of such businesses. The increased amortization on VUL and CSVUL business is primarily attributable to the increasing size of the in force block of such business. The increases in the Protection Products segment and reconciling amounts were partially offset by a $2.2 million decrease in the Accumulation Products segment as a result of poor equity performance.

Dividends to policyholders — —

Dividends to policyholders were $236.6 million for 2001, an increase of $1.1 million, or 0.5%, from $235.5 million reported for 2000. The increase, substantially all of which occurred in the Protection Products segment, resulted primarily from an increase in the deferred dividend liability of approximately $18.7 million reflecting results that were more favorable than assumed in the funding of the Closed Block. Offsetting this was a $17.6 million decrease in dividends payable to policyholders due to a reduction of the dividend scales effective January 1, 2001 which reflects lower forecasted ultimate profitability in the Closed Block as a result of declines in the interest rates on fixed income assets. As further discussed in Note 2 to the Consolidated Financial Statements, all the assets in the Closed Block inure solely to the benefit of the Closed Block policyholders, and to the extent that the results of the Closed Block are more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders will be increased and are, accordingly, accrued as an additional dividend liability.

Other operating costs and expenses — —

Other operating costs and expenses were $876.4 million for 2001, an increase of $363.2 million, or 70.8%, from $513.2 million for 2000. The increase consisted primarily of: (i) $65.1 million of reorganization and other charges recorded during the fourth quarter of 2001; (ii) $301.2 million of costs directly attributable to the Retail Brokerage and Investment Banking segment resulting from the acquisition of Advest; and (iii) $24.5 million of higher interest expense reported as a reconciling item. Details of the reorganization and other charges recorded in the fourth quarter as well as the segments to which they have been allocated are included in Note 24 to the Consolidated Financial Statements. The $24.5 million increase in interest expense relates to the MONY Group’s debt issuances in March and December of 2000 (See Note 14 to the Consolidated Financial Statements). These increases were partially offset in 2001 by lower compensation costs of approximately $25.3 million, of which $20.3 million, $3.8 million, and $1.3 million are reflected in the Protection Products, Accumulation Products, and Other Products segments, respectively.

The Company recorded a federal income tax benefit in 2001 of $(32.6) million, compared to a $133.8 million federal income tax expense recorded in 2000. The Company’s effective tax rate was approximately 34.9% in 2001, as compared to approximately 33.8% in 2000.

Results of Operations of the Closed Block

The results of operations of the Closed Block are combined with the results of operations outside the Closed Block in the Protection Products segment in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Set forth below is a discussion and analysis of the results of operation of the Closed Block for the periods indicated.

	For the years ended December 31,
	2002	2001	2000
	($ in millions)
Premiums	$509.1	$551.4	$582.4
Net investment income	396.5	397.6	395.7
Net realized (losses)/gains	(51.4)	6.0	(7.0)
Other income	2.2	2.4	2.2

Total revenues	856.4	957.4	973.3

Benefits to policyholders	566.8	606.9	620.9
Interest credited to policyholders’ account balances	8.6	8.9	8.8
Amortization of Deferred Policy Acquisition Costs	49.1	59.4	60.4
Dividends to policyholders	185.5	233.1	232.9
Other operating cost and expenses	6.1	7.0	7.5

Total benefits and expenses	816.1	915.3	930.5

Contribution from the Closed Block	$40.3	$42.1	$42.8

No new policies have been added to the Closed Block subsequent to MONY Life’s demutualization. Therefore, we expect the revenues and benefits related to the Closed Block to decrease over time as the in-force business declines. This is consistent with the “glide path earnings” established in connection with MONY Life’s plan of demutualization.

Closed Block — Year ended December 31, 2002 compared to Year Ended December 31, 2001

Premiums — —

Premiums were $509.1 million for the year ended December 31, 2002, a decrease of $42.3 million from $551.4 million reported in the prior year. Excluding reinvested dividends, premiums decreased by approximately $28.1 million, or 6.8%, which is in line with the expected runoff of the in force business in the Closed Block. Premiums from reinvested dividends decreased by $14.1 million primarily due to a reduction in the dividend scale effective January 1, 2002.

Net investment income and realized gains (losses) — —

Net investment income was $396.5 million for the year ended December 31, 2002, a decrease of $1.1 million, from $397.6 million reported in the prior year. The decrease in net investment income reflects the declines in the interest rate environment for fixed income assets.

Net realized losses were $51.4 million for the year ended December 31, 2002, a decrease of $57.4 million, from gains of $6.0 million reported for the corresponding prior year. The following table sets forth the components of net realized gains/(losses) by investment category for the years ended December 31, 2002 and 2001.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Fixed maturity securities	$(46.8)	$3.2
Mortgage loans	(4.6)	2.8

Total realized (losses)/gains	$(51.4)	$6.0

Benefits to policyholders — —

Benefits to policyholders were $566.8 million for the year ended December 31, 2002, a decrease of $40.1 million, from $606.9 million reported in the comparable prior year. The decrease principally resulted from: (i) lower death benefits of $14.7 million, as compared to the prior year as a result of improvements in mortality experience (death benefits were $173.1 million and $187.8 million for the years ended December 31, 2002 and 2001, respectively); (ii) a decrease in surrender benefits of $10.6 million, as compared to the prior year as a result of an improvement in persistency experience (surrender benefits were $345.2 million and $355.8 million for the years ended December 31, 2002 and 2001, respectively); and (iii) a $14.6 million decrease in the change in reserves, compared to the comparable prior year results (changes in reserves were $39.1 million and $53.7 million for the years ended December 31, 2002 and 2001, respectively).

Interest credited to policyholders’ account balances — —

Interest credited to policyholders’ account balances was $8.6 million for the year ended December 31, 2002 a decrease of $0.3 million from $8.9 million reported in the prior year. The decrease in interest crediting is primarily due to a decrease in interest crediting on overdue policy claims.

Amortization of deferred policy acquisition costs — —

Amortization of DPAC was $49.1 million for the year ended December 31, 2002, a decrease of $10.3 million, compared to $59.4 million reported in the prior year. The $10.3 million decrease in amortization is due principally to the run-off of this block of business and the implementation of SOP 00-3 in 2001 See “Dividends to policyholders” below for an explanation of the deferred dividend liability.

Dividends to policyholders — —

Dividends to policyholders were $185.5 million for the year ended December 31, 2002, a decrease of $47.6 million compared to $233.1 million reported in the prior year. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The decrease in dividends to policyholders was due to a year over year decrease of $35.8 million in the deferred dividend liability and a year over year decrease of $11.8 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during 2002 were $199.7 million, a decrease of $11.8 million from $211.5 million reported in the prior year. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. See Note 2 to the Consolidated Financial Statements.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 2 to the Consolidated Financial Statements. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings.” The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. Due to the recognition of realized losses from “other than temporary impairment” charges on invested assets during the fourth quarter, the actual experience of the Closed Block earnings was less than expected. See “— Net Investment Income and Realized Gains/(Losses)” above. The deferred dividend liability was $33.2 million at December 31, 2002.

Other operating cost and expenses — —

Other expenses were $6.1 million for the year ended December 31, 2002, a decrease of $0.9 million from $7.0 million reported in the prior year. The decrease is primarily attributable to a decrease in premium taxes as a result of lower premiums.

Closed Block — Year ended December 31, 2001 compared to Year Ended December 31, 2000

Premiums — —

Premiums were $551.4 million for the year ended December 31, 2001, a decrease of $31.0 million from $582.4 million reported in the prior year. The decrease in premiums was due to the slightly faster than expected runoff of the in force block, as compared to glide path expectations. The glide path projected a $26.0 million decrease in premiums. See discussion under “Dividends to policyholders” below for an explanation of the glide path.

Net investment income and realized gains (losses) — —

Net investment income was $397.6 million for the year ended December 31, 2001, an increase of $1.9 million, from $395.7 million reported for the prior year. The increase in net investment income reflects investment earnings on a higher asset base offset by declines in the interest rate environment for fixed income assets.

Net realized gains were $6.0 million for 2001, an increase of $13.0 million, from losses of $7.0 million for 2000. The following table sets forth the components of net realized gains/(losses) by investment category for 2001 and 2000.

	For the Year Ended December 31,
	2001	2000
	($ in millions)
Fixed maturity securities	$3.2	$(18.7)
Mortgage loans	2.8	8.1
Real estate/other	—	3.6

Total realized gains/(losses)	$6.0	$(7.0)

Benefits to policyholders and interest credited to policyholders’ account balances — —

Benefits to policyholders and interest credited to policyholders’ account balances were $606.9 million for the year ended December 31, 2001, a decrease of $14.0 million from $620.9 million reported for the year ended December 31, 2000. The decrease of $14.0 million primarily consists of: (i) an $8.8 million increase in death benefits compared to the prior year (death benefits were $187.8 million and $179.0 million for the years ended December 31, 2001 and 2000, respectively); (ii) a $19.6 million decrease in surrenders compared to the prior year as a result of an improvement in persistency experience (surrender benefits were $355.8 million and $375.4 million for the years ended December 31, 2001 and 2000, respectively); and (iii) a $2.4 million decrease in the change in reserves compared to the prior year (the change in reserves was $52.6 million and $55.0 million for the years ended December 31, 2001 and 2000, respectively).

Amortization of deferred policy acquisition costs — —

Amortization of deferred policy acquisition costs was $59.4 million for the year ended December 31, 2001, a decrease of $1.0 million from $60.4 million reported in the prior year. The decrease in amortization was primarily due to the runoff of the in force block of business.

Dividends to policyholders — —

Dividends to policyholders were $233.1 million as of December 31, 2001, an increase of $0.2 million from $232.9 million reported in the prior year. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $0.2 million increase in dividends to policyholders was due to a period over period increase of $18.7 million in the deferred dividend liability, offset by a period over period decrease of $18.5 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2001, policyholder dividends payable during 2001 were $211.9 million, a decrease of $18.5 million from the $230.4 million reported in the prior year. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets.

Other operating cost and expenses — —

Other expenses were $7.0 million for year ended December 31, 2001, a decrease of $0.5 million from $7.5 million reported in the prior year. The decrease is primarily attributable to a decrease in premium taxes of $0.2 million and a decrease in guaranteed assessments of $0.3 million.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection, accumulation, and retail brokerage and investment banking products and services during the years ended December 31, 2002, 2001 and 2000 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI and BOLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented.

	For the Years Ended December 31,
	2002	2001	2000
	($ in millions)
Source of Distribution/Segment
Protection Products:
Career Agency system	$63.6	$86.7	$97.2
USFL	55.8	49.0	42.0
Other Wholesale distribution	159.6	79.0	126.8

Total Protection product sales	$279.0	$214.7	$266.0

Accumulation Products:
Variable annuity(1)	$405.0	$393.0	$421.0
Fixed annuity	138.0	—	—
Career Agency system — Proprietary Retail mutual funds	231.0	359.0	615.0
Wholesale — Proprietary Retail mutual funds	1,007.0	962.0	1,438.0

Total Accumulation product sales	$1,781.0	$1,714.0	$2,474.0

(1)	Excludes deposits in 2002, 2001 and 2000 associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Protection Products Segment —

New Business Information for the year ended December 31, 2002 compared to the year ended December 31, 2001

Total new annualized recurring and single life insurance premiums were $279.0 million for the year ended December 31, 2002, compared with $214.7 million during the comparable prior year. The increase was primarily due to increased sales of COLI and BOLI from the Company’s Wholesale distribution channel, which were $147.6 million for the year ended December 31, 2002, compared to $74.3 million for the comparable prior year. The increase is primarily due to an overall increase in new cases and policies issued in 2002 compared to 2001. There were 43 new cases and 2,061 new policies issued for the year ended December 31, 2002 compared to 29 new cases and 1,074 new policies for the year ended December 31, 2001. Corporate sales, approximately 99% of which are from the Company’s Wholesale distribution channel, are large premium cases, which typically generate revenues that can fluctuate considerably from quarter to quarter.

New life insurance premiums (annualized recurring and single premiums) through the career agency network decreased to $63.6 million for the year ended December 31, 2002 compared to $86.7 million for the comparable prior year period. The decrease is primarily due to weaker markets throughout 2002 and a reduction in the career network’s sales force.

USFL sales were $55.8 million for the year ended December 31, 2002, compared to $49.0 million during the comparable 2001 period due to increased penetration of the brokerage market into more states.

New Business Information for the year ended December 31, 2001 compared to the year ended December 31, 2000

Total new annualized recurring and single life insurance premiums were $214.7 million for the year ended December 31, 2001, compared with $266.0 million during the comparable prior year. The decrease was primarily due to a reduction in sales of the Company’s COLI/BOLI product from the Company’s Wholesale distribution channel, which were $74.3 million for the year ended December 31, 2001 compared to $121.0 million for the comparable prior year. The decrease in COLI/BOLI sales is primarily due to a sharp decline in rates on bank-owned life insurance products and a decline in new cases and policies issued in 2001 compared to 2000. There were 29 new cases and 1,074 new policies issued in 2001 compared to 31 new cases and 1,467 new policies issued in 2000. Corporate sales are large-premium cases that typically generate revenues that can fluctuate considerably from quarter-to-quarter.

New life insurance premiums (annualized recurring and single premiums) from the career agency network were $86.7 million for the year ended December 31, 2001 compared to $97.2 million in the comparable prior year. The decrease is primarily due to a reduction in the career network’s sales force since the fourth quarter of 2001 and the significant downturn in the securities markets subsequent to September 11, 2001.

USFL’s products, sold through its brokerage general agency distribution channel, were $49.0 million for the year ended December 31, 2002, an increase of 16.7% from sales of $42.0 million in the comparable prior year.

Accumulation Products Segment —

The following tables set forth assets under management at December 31, 2002, 2001, and 2000 as well as the changes in the primary components of assets under management during the years then ended.

	For the Years Ended December 31,
	2002	2001	2000
	($ in billions)
Assets under management:
Individual variable annuities	$3.2	$3.9	$4.4
Individual fixed annuities(2)	0.8	0.7	0.7
Proprietary retail mutual funds	3.7	4.4	4.8

	$7.7	$9.0	$9.9

Individual variable annuities:
Beginning account value	$3.9	$4.4	$4.9
Sales(1)	0.4	0.4	0.4
Market appreciation	(0.5)	(0.4)	(0.1)
Surrenders and withdrawals(1)	(0.6)	(0.5)	(0.8)

Ending account value	$3.2	$3.9	$4.4

Proprietary retail mutual funds:
Beginning account value	$4.4	$4.8	$4.8
Sales	1.2	1.3	2.0
Dividends reinvested	0.0	0.1	0.3
Market appreciation	(0.9)	(0.6)	(1.0)
Redemptions	(1.0)	(1.2)	(1.3)

Ending account value	$3.7	$4.4	$4.8

(1)	Amounts presented are net of approximately $71.0 million, $208.0 million and $998.0 million for 2002, 2001 and 2000, respectively, of exchanges to new product series.

(2)	Amount presented for 2002 includes fixed annuity sales of approximately $0.2 billion.

New Business Information for the year ended December 31, 2002 compared to the year ended December 31, 2001

Accumulation sales were $1,781.0 million for the year ended December 31, 2002 compared to $1,714.0 million in the comparable prior year. Enterprise had sales of $1,238.0 million, $1,007.0 million of which were sold through third-party broker-dealers and $231.0 million of which were sold through the Company’s career network. For the year ended December 31, 2001, Enterprise sales were $1,321.0 million, $962.0 million of which were from third-party broker dealers and $359.0 million of which were from the career network. Due to a decline in the equity markets and a 15.0% decline in the Dow Jones Industrial average during 2002, accumulation assets under management decreased 14.4% to $7.7 billion as of December 31, 2002 from $9.0 billion as of December 31, 2001.

New Business Information for the year ended December 31, 2001 compared to the year ended December 31, 2000

Accumulation sales were $1,714.0 million for the year ended December 31, 2001 compared to $2,474.0 million in the comparable prior year. New sales of variable annuities during 2001 were $393.0 million, a decrease of $28.0 million, or 6.7%, from $421.0 million reported for 2000. The Company’s exchange program continued to be well received in 2001. The exchange program is a commission-free program that enables customers to exchange their old variable policy for a new policy series. Customers exchanged approximately $208.0 million of assets from their old variable policies to the new product series during 2001.

Sales of proprietary retail mutual funds offered by the Enterprise Group of Funds and Advest decreased by $732.0 million, or 36.0%, to $1,321.0 million at December 31, 2001, as compared to $2,053.0 million at December 31, 2000. Proprietary mutual fund sales through the Company’s career agency system decreased approximately $256.0 million, or 42.0% to $359.0 million for 2001, as compared to $615.0 million for 2000. Proprietary mutual fund sales through third-party broker-dealers decreased $476.0 million, or 33.0%, to $962.0 million for 2001, as compared to approximately $1,438.0 million for 2000. The decrease was due primarily to adverse market conditions in 2001.

Retail Brokerage and Investment Banking Segment —

New Business Information for the year ended December 31, 2002 compared to the year ended December 31, 2001

The retail brokerage and investment banking revenues were $397.1 million for the year ended December 31, 2002 compared to $350.8 million for the comparable prior year. Although revenues improved over last year, market volatility adversely affected revenues at Advest and MSC. Advest’s retail brokerage and investment banking revenues were $348.5 million for the year ended December 31, 2002, compared to $340.5 million for the comparable prior year on a proforma basis. The increase in revenues was driven primarily by higher municipal bond and fixed income sales and increased trading activity, as well as higher investment banking revenues. Revenues from Advest’s private client group were $206.9 million for the year ended December 31, 2002 compared to $201.0 million for the comparable prior year on a proforma basis to include Advest’s private client group for the month of January 2001. Advest was acquired by the Company on January 31, 2001. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the year ended December 31, 2002, MSC, a registered securities broker-dealer for MONY’s career network, had revenues of $44.8 million, compared with $43.6 million in the comparable prior year.

New Business Information for the year ended December 31, 2001 compared to the year ended December 31, 2000

The retail brokerage and investment banking revenues, were $350.8 million for the year ended December 31, 2001. This segment was formed during the first quarter of 2001. Overall market conditions, coupled with the four-day market close following the terrorist events of September 11, 2001, affected trading volume at Advest and MSC. Advest’s retail brokerage and investment banking revenues were $304.1 million for the period February 1, 2001 to December 31, 2001, compared to $376.5 million for the comparable prior year period on a pro forma basis. Revenues from Advest’s private client group were $180.8 million for the period compared to $223.4 million for the comparable prior year period on a proforma basis. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

MSC a registered securities broker-dealer for MONY’s career network, had revenues of $43.6 million for the year ended December 31, 2001, compared with $59.7 million during the comparable prior year period.

Liquidity and Capital Resources

MONY Group —

Formation of MONY Holdings and MONY Holdings Structured Debt Issuance

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings, LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life (see Notes 1 and 19 to the Consolidated Financial Statements), issued $300 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account, pursuant to the terms of the note indenture, to provide liquidity and collateral for the payment of interest and principal on the Insured Notes. These funds will ultimately revert back to the Company, provided that the cash flows from the Closed Block Business are sufficient to satisfy MONY Holdings’ obligations under the Insured Notes. The balance of the proceeds aggregating $232.6 million was paid in the form of a dividend by MONY Holdings to MONY Group.

The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract, which effectively locked in a fixed rate of interest on the Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the payment of scheduled principal and interest on the Insured Notes, the annual cost of the Insured Notes is 7.36%. Pursuant to the terms of this structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150.0 million of this floating rate insured debt through December 31, 2004. During 2002 MONY Holdings commenced activities to register the Insured Notes with the Securities Exchange Commission (“SEC”) as provided for under the note indenture. On February 14, 2003, the SEC declared such registration effective.

This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the Insured Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block Business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes. The amount of dividends attributable to the Closed Block Business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block business, subject to certain adjustments described in the indenture (see Note 20 to the Consolidated Financial Statements).

If an event of default occurs (and is not waived) with regard to compliance with the terms of the Indenture under which the Insured Notes were issued or if MONY Group’s senior debt rating is downgraded to BB+ or below by Standard & Poor’s Rating Services or to Ba2 or below by Moody’s Investors Service, Inc., the insurer of the Insured Notes, at its option, may (a) declare all future premiums payable pursuant to the Insurance Agreement among it, MONY Holdings, MONY Group and MONY Life to be immediately due and payable, (b) cause all assets held in the debt service coverage account in excess of an amount equal to the debt service payable on the next scheduled payment date on the Insured Notes to be applied to prepay all or a portion of the principal or accrued interest on the Insured Notes, or (c) do both (a) and (b).

Cash Inflows and Outflows

MONY Group’s cash inflows principally consist of investment income from its invested assets (including principal and interest payments on inter-company surplus notes of MONY Life (see Note 14 to the Consolidated Financial Statements), principal and interest payments on inter-company demand notes due from certain of its subsidiaries, and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid). MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block Business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the inter-company surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law. As of December 31, 2002, MONY Group and MONY Holdings had cash and cash equivalents (including all commercial paper and U.S. Treasury investments) aggregating approximately $210.0 million.

Credit Facility

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million, with a scheduled renewal date in July 2003. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program which was activated in the third quarter of 2000. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40% and cash and cash equivalents on a separate company basis equal to the greater of $75.0 million or one and one half years of debt service. As of December 31, 2002, MONY Group was in compliance with each of the covenants as follows: (i) MONY Life’s tangible net worth determined in accordance with Statutory Accounting Practices totaled $1,118.1 million, (ii) MONY Group’s debt to total capitalization ratio (including accumulated comprehensive income and short-term debt) for purposes of the credit facility was 30.7%, and (iii) MONY Group had cash and cash equivalents of $168.3 million. For purposes of the facility, cash and cash equivalents are defined to include only commercial paper rated at least A1/P1 and U.S. Treasury investments. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2002 and 2001. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

Shelf Registration and Issuances Thereunder

On January 12, 2000, the MONY Group filed a registration statement with the Securities and Exchange Commission to register certain securities. This registration, known as a “Shelf Registration, provides the MONY Group with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. Through December 31, 2002 the MONY Group issued $575.0 million of par value securities in the form of senior indebtedness pursuant to the Shelf Registration which remain outstanding as of December 31, 2002.

Consolidated Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income, increased to $2,814.9 million at December 31, 2002, as compared to $2,597.2 million at December 31, 2001. The increase was primarily due to the issuance of $300.0 million of debt on April 30, 2002, as discussed above. The Company’s debt to equity ratio (excluding accumulated comprehensive income and short term debt) was 45.2% at December 31, 2002 as compared to 29.0% at December 31, 2001. The Company’s debt to total capitalization ratio (excluding accumulated comprehensive income and short term debt) increased to 31.1% at December 31, 2002 from 22.5% at December 31, 2001.

Common Stock Repurchase Program

On January 11, 2000, the Board of the MONY Group approved a common share repurchase program which authorized the repurchase of up to 5% of its outstanding common shares. On May 16, 2001, the majority of the repurchases under the program having been completed, the Board of the MONY Group approved a second common share repurchase program to take effect upon completion of the original program. The second program authorized the repurchase of up to 5% of the then outstanding common shares. On November 20, 2002, with nearly all of the repurchases under the second program having been completed, the Board of the MONY Group approved a third common share repurchase program to take effect upon completion of the second program. This program also authorized the repurchase of up to 5% of the then outstanding common shares. There have not been any repurchases under the third program. Under the programs, the MONY Group may repurchase such shares from time to time, as market conditions and other factors warrant. The programs may be discontinued at any time. As of December 31, 2002, 4.8 million shares had been repurchased at an aggregate cost of approximately $154.4 million, of which 1.1 million shares, 2.5 million shares, and 1.2 million shares were repurchased in 2002, 2001 and 2000, respectively, for consideration of $33.0 million, $88.4 million, and $33.0 million, respectively.

MONY Life —

Cash Inflows and Outflows

MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, dividends to MONY Holdings (if declared and paid), operating expenses, income taxes, and principal and interest payments on its inter-company surplus notes and demand notes outstanding. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the internal cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections, it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “— Investments — General.” In 2002, MONY Life paid a dividend to MONY Holdings in the amount of $90.0 million, of which $15.6 million was retained by MONY Holdings in its DSCA Sub-account CBB (see Note 20 to the Consolidated Financial Statements) and $74.4 million was paid by MONY Holdings in the form of a dividend to MONY Group. Also in 2002, MONY Group contributed $125.0 million to MONY Holdings, which in turn contributed such amount to MONY Life to support its capital and surplus.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “— Investments — General.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2002 and 2001.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at December 31, 2002	Percent of Total	Amount at December 31, 2001	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,054.6	19.1%	$1,282.1	20.4%
Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	3,369.8	61.2	3,946.9	62.8

Subtotal	4,424.4	80.3	5,229.0	83.2
Subject to discretionary withdrawal — without adjustment at carrying value	1,085.5	19.7	1,057.6	16.8

Total annuity reserves and deposit liabilities (gross)	5,509.9	100.0%	6,286.6	100.0%

Less reinsurance	68.6		71.2

Total annuity reserves and deposit liabilities (net)	$5,441.3		$6,215.4

The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Product Line:
Traditional life	$350.2	$367.1	$383.4
Variable and universal life	59.8	72.1	40.8
Annuities(1)(3)	459.4	465.0	780.3
Group pension(2)	162.4	94.5	257.1

Total	$1,031.8	$998.7	$1,461.6

(1)	Excludes approximately $71.0 million, $208.0 million and $998.0 million in 2002, 2001 and 2000, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contractholders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.

(2)	Excludes transfers between funds within the MONY Life benefit plans.

(3)	Includes reclassification of $230.6 million and $121.3 million for the years ended December 31, 2002 and 2001, respectively, for Separate Account Deposit Type contract withdrawals.

In July 1999, the Company responded to an increasing trend in surrenders by enhancing its variable annuity products by offering new investment fund choices. In addition to the product enhancements, the Company established a special conservation unit and began to offer policyholders the opportunity to exchange their contracts for a newly created more competitive series of products. The positive effects of the conservation efforts are reflected in the decreased surrender activity for the years ended December 31, 2002 and 2001 compared to the year ended December 31, 2000.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 2002, the Company reported net cash inflows from operations of $68.6 million, a $54.3 million increase from net cash inflows of $14.3 million 2001. The increase from the prior year is primarily due to a decrease in operating expenses, lower federal income tax payments and lower death benefit payouts, offset by an increase in the amounts due from reinsurers and the timing of payment of liabilities.

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

Advest —

Cash Inflows and Outflows

Advest’s cash inflows are provided mainly from retail securities brokerage commissions and revenues from securities trading and investment banking operations, as well as net interest on margin accounts. Cash outflows are comprised primarily of commissions paid to financial advisors, costs incurred to recruit and retain high caliber financial advisors, dividends to MONY Group (if declared and paid), operating expenses, and income taxes.

Clearing and Financing of Operating Activities

In January 2002, Advest outsourced its clearing operations to an unaffiliated third party clearing organization named “Wexford”. Advest now clears trades on a “fully disclosed” basis through Wexford. Inventories are custodied and financed by Wexford; consequently, Advest no longer engages in stock loan activities. In addition, all Advest customer accounts are maintained on the books of Wexford. In its capacity as clearing broker, Wexford finances the operating activities of Advest. These activities include the purchase of securities inventories and payment of clearing fees both for customer and proprietary accounts. In addition, Wexford collects commissions, dividends, interest and trading profits on behalf of Advest. Advest, at any time, can be in either a net receivable or net payable position with Wexford. At December 31, 2002, Advest had a net receivable from Wexford.

Assets and Capital

Advest’s assets are highly liquid in nature. At December 31, 2002, liquid assets which include cash and cash equivalents, receivables from broker, dealers and clearing firms, available for sale and trading securities, comprised 71% of Advest’s total assets. At December 31, 2001, liquid assets which include cash and cash equivalents, receivables from brokerage customers, securities borrowed, receivables from brokers and dealers, available for sale and trading securities, comprised 85% of Advest’s total assets. The year to year decline in liquid assets is primarily the greater impact of goodwill on a smaller asset base in 2002.

On December 31, 2002, Advest paid off $7.0 million in short-term borrowings which was the fourth installment of annual payments to satisfy a $35 million note payable. The final $7.0 million payment is due December 31, 2003 and is classified in short-term borrowings.

The Securities and Exchange Commission (“SEC”) requires Advest to maintain liquid net capital to meet its obligations to customers. As a result of the outsourcing of clearing operations to Wexford, Advest’s capital requirement changed from $10.7 million at December 31, 2001 to $1.0 million at December 31, 2002. At December 31, 2002, Advest’s regulatory net capital of $41.8 million exceeded required net capital by $40.8 million. Pursuant to the outsourcing agreement with Wexford, Advest is required to maintain net capital of $25 million. At December 31, 2002, Advest’s net capital exceeded this requirement by $16.8 million.

Management believes that operating cash flow together with capital available from MONY in the form of subordinated borrowings will provide sufficient resources for Advest to meet all present and reasonably foreseeable capital needs.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations except insofar as inflation affects interest rates.

INVESTMENTS

The following discussion and analysis excludes invested assets transferred in the Group Pension Transaction and includes the Debt Service Coverage Account sub-account OB and sub-account CBB (See Note 19 to the Consolidated Financial Statements). This discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 11 to the Consolidated Financial Statements, as well as summary financial information regarding Closed Block assets in Note 18 to the Consolidated Financial Statements.

General

The Company had total consolidated assets at December 31, 2002 of approximately $19.9 billion. Of the Company’s total consolidated assets at such date, approximately $15.8 billion represented assets held in the Company’s general account (which includes $6.6 billion of assets in the Closed Block), and approximately $4.1 billion held in the Company’s separate accounts.

Separate account assets, for which the Company does not generally bear investment risk, are managed in accordance with the prescribed investment strategy that applies to the specific separate account. Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. Separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contractholders and, accordingly, are not reflected in the Company’s consolidated statements of income and comprehensive income and cash flows. Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

The following discussion and tables analyze the major categories of general account invested assets. This discussion excludes trading account securities and securities pledged as collateral.

Invested Assets

	As of December 31,
	2002		2001
	Carrying Value(1)	% of Total	Carrying Value	% of Total
	($ in millions)
Fixed maturity securities, available for sale, at fair value	$7,971.2	66.3%	$6,976.1	62.8%
Equity securities, available for sale, at fair value	249.0	2.1%	299.2	2.7%
Mortgage loans on real estate	1,877.4	15.6%	1,809.7	16.3%
Policy loans	1,212.5	10.1%	1,229.0	11.1%
Real Estate — to be disposed of	26.8	0.2%	172.3	1.6%
Real Estate — held for investment	180.2	1.5%	58.5	0.5%
Other invested assets	110.8	0.9%	116.7	1.0%
Cash and cash equivalents	390.0	3.3%	441.0	4.0%

Total	$12,017.9	100.0%	$11,102.5	100.0%

(1)	Includes $61.8 million in fixed maturities and $2.1 million in cash and cash equivalents in the Debt Service Coverage Account sub-account OB and $9.4 million in cash and cash equivalents included in the Debt Service Coverage Account sub-account CBB.

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

Investment Yields by Asset Category

	2002	2001	2000
Fixed maturity securities, available for sale	6.9%	7.3%	7.4%
Equity securities, available for sale	2.9	(10.8)	56.4
Mortgage loans on real estate	7.5	7.8	8.3
Policy loans	6.9	6.9	6.8
Real estate — held for investment	8.5	4.4	1.1
Real estate — to be disposed of(1)	2.5	4.2	16.9
Other invested assets	16.1	8.4	5.9
Cash and cash equivalents	2.1	4.4	6.6

Total invested assets before investment expenses	6.9	6.6	9.2
Investment expenses	(0.3)	(0.4)	(0.4)

Total invested assets after investment expenses	6.6%	6.2%	8.8%

(1)	For the year ended December 31, 2002, income from real estate to be disposed of is classified as part of Discontinued Operations on the Company’s consolidated statement of income and comprehensive income.

The yield on general account invested assets (including net realized gains and losses on investments) was 5.2%, 6.1% and 9.1% for the years ended December 31, 2002, 2001 and 2000, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded and privately placed debt securities, and redeemable preferred stock which represented 66.3% and 62.8% of total invested assets excluding trading securities at December 31, 2002 and 2001, respectively.

The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories, (“NAIC Designations”). The NAIC Designations closely mirror the Nationally Recognized Statistical Rating Organizations’ credit ratings for marketable debt instruments. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

The following table presents the Company’s fixed maturity securities by NAIC Designation and the equivalent ratings of the Nationally Recognized Statistical Rating Organizations as of December 31, 2002 and 2001, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of December 31, 2002			As of December 31, 2001
NAIC Rating	Rating Agency Equivalent	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/AaA(1)	$4,220.7	57.2%	$4,558.7	$3,807.8	56.2%	$3,920.1
2	Baa	2,320.7	31.3%	2,496.2	2,390.2	34.8%	2,430.7
3	Ba	604.1	7.7%	610.5	432.5	6.1%	424.6
4	B	176.4	2.2%	172.0	101.1	1.5%	102.8
5	Caa and lower	48.8	0.6%	47.4	35.7	0.5%	33.6
6	In or near default	35.6	0.4%	35.9	6.3	0.1%	7.6

	Subtotal	7,406.3	99.4%	7,920.7	6,773.6	99.2%	6,919.4
	Redeemable preferred stock	47.0	0.6%	50.5	55.6	0.8%	56.7

	Total fixed maturity securities	$7,453.3	100.0%	$7,971.2	$6,829.2	100.0%	$6,976.1

(1)	Amounts in 2002 include fixed maturities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

The Company utilizes its investments in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. These privately placed securities are also used to enhance cash flow as a result of sinking fund payments. Generally, private placements provide the Company with broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets.

At December 31, 2002, the percentage, based on estimated fair value, of total public fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 94.0% compared to 94.4% for December 31, 2001. At December 31, 2002, the percentage, based on estimated fair value, of total private placement fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 80.9% compared to 87.7% for December 31, 2001.

Within its fixed maturity securities portfolio, the Company identifies “problem fixed maturity securities”, “potential problem fixed maturity securities” and “restructured fixed maturity securities”. See Note 5 to the Consolidated Financial Statements for a discussion of the criteria used in these identifications.

The Company has a well-diversified portfolio of fixed maturity securities. The portfolio at December 31, 2002 included 18.3% in consumer goods and services, 12.9% in government and government agency, 12.7% in asset and mortgage backed securities, 10.6% in other manufacturing, and the remaining 45.5% in other sectors none of which exceeded 10.0% of the total fixed maturity securities portfolio. At December 31, 2001, the portfolio included 17.6% in consumer goods and services, 15.6% in asset and mortgage backed securities, 10.6% in public utilities, and the remaining 56.2% in other sectors none of which exceeded 10.0% of the total fixed maturity securities portfolio.

The following table presents the amortized cost and estimated fair value of fixed maturity securities by contractual maturity dates, as of December 31, 2002 and 2001. Periodic payments have been included in the year of final maturity.

Fixed Maturity Securities by Contractual Maturity Dates

	As of December 31, 2002		As of December 31, 2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$498.9	$507.7	$346.1	$354.9
Due after one year through five years(1)	2,082.4	2,227.1	1,996.8	2,071.2
Due after five years through ten years	2,851.6	3,099.2	2,480.2	2,527.4
Due after ten years	1,052.0	1,121.1	939.0	934.6

Subtotal	6,484.9	6,955.1	5,762.1	5,888.1
Mortgage-backed and other asset-backed securities	968.4	1,016.1	1,067.1	1,088.0

Total	$7,453.3	$7,971.2	$6,829.2	$6,976.1

(1)	Amounts in 2002 include fixed maturities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

At December 31, 2002, the Company’s largest unaffiliated single concentration of fixed maturity securities consists of $567.5 million of carrying value of United States Treasury fixed maturity securities which represent approximately 4.7% of total invested assets at December 31, 2002. The largest non-government issuer consists of $150.0 million of AEGON notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.2% of total invested assets at December 31, 2002. See Note 11 to the Consolidated Financial Statements. No other individual non-government issuer represents more than 0.4% of invested assets.

The Company held approximately $1,016.1 million and $1,088.0 million of mortgage-backed and asset-backed securities as of December 31, 2002 and 2001, respectively. Of such amounts, $307.8 million and $294.9 million or 30.3% and 27.1%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2002 and 2001, 87.1%, and 87.0%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of December 31,
	2002	2001
	($ in millions)
CMOs	$276.2	$449.2
Pass-through securities	135.5	22.0
Commercial MBSs	159.1	135.4
Asset-backed securities	445.3	481.4

Total MBSs and asset-backed securities	$1,016.1	$1,088.0

CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company’s investment portfolio have relatively low cash flow variability. In addition, approximately 65.2% of the CMOs in the portfolio have low credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

Collateralized Mortgage Obligations by Tranche

	As of December 31,
	2002	2001
	($ in millions)
Planned Amortization Class	$172.0	$243.1
Sequential	56.8	141.7
Target Amortization Class	9.1	19.2
Other	38.3	45.2

Total CMOs	$276.2	$449.2

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

Asset-backed securities (“ABS”) are purchased both to diversify the overall credit risks of the fixed maturity security portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables, representing 26.3% and 23.8% of the total at December 31, 2002 and 2001, respectively. These are comprised of pools of both general purpose credit card receivables such as Visa and MasterCard and private label credit card receivable pools. Other significant asset class exposures in the ABS portfolio as of December 31, 2002 and 2001 included public utilities’ rate reduction receivables (11.1% and 9.4%, respectively) and manufactured housing receivables

(11.0% and 10.9%, respectively). No other asset class exposures exceeded 9.4% of total ABS portfolio as at December 31, 2002 and 2001. Excluding the exposure to home equity loans (which represented 9.4% and 8.2% of the ABS portfolio as of December 31, 2002 and 2001, respectively), the ABS portfolio is generally insensitive to changes in interest rates.

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 15.6% and 16.3% of total invested assets at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, commercial mortgage loans comprised $1,570.5 million and $1,507.8 million or 83.7% and 83.3% of total mortgage loan investments, respectively. Agricultural loans comprised $306.2 million and $301.1 million or 16.3% and 16.6% of total mortgage loans, and residential mortgages comprised $0.7 million and $0.8 million or 0.0% and 0.1% of total mortgage loan investments at the dates indicated.

Commercial Mortgage Loans

The underlying properties supporting the commercial mortgage loans at December 31, 2002 and 2001, respectively, consisted of 56.0% and 54.4% in office buildings, 8.6% and 9.7% in hotels, 12.0% and 10.4% in industrial buildings, and 23.4% and 25.5% in other categories, none of which exceeded 9.0% of total commercial mortgage loans.

The Company’s commercial mortgage loan portfolio is geographically diversified throughout the United States. At December 31, 2002 and 2001, the highest concentration was in the southeast region, comprising 25.8% and 26.6% respectively, of the total.

Below is a summary of the changes in the commercial mortgage portfolio for the years ended December 31, 2002, 2001, and 2000, respectively.

Commercial Mortgage Loan Asset Flows

	As of and for the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Beginning balance	$1,507.8	$1,443.3	$1,141.4
Plus: New loan originations and purchases	287.2	350.2	431.1
Other additions	9.2	7.6	4.3
Less: Scheduled principal payments	109.8	113.1	47.2
Prepayments	81.9	95.0	85.8
Foreclosures, sales and other	42.0	85.2	0.5

Ending balance	$1,570.5	$1,507.8	$1,443.3

The largest loan outstanding on any single property at December 31, 2002 and 2001 aggregated $49.5 million and $52.2 million, respectively, and represented less than 0.5% and 0.5% of general account invested assets, respectively. At such dates, amounts loaned on twenty properties were $22.5 million or greater, representing in the aggregate 36.8% and 37.6%, respectively, of the total carrying value of the commercial mortgage loan portfolio at such dates. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 18.3% and 17.8% of the total carrying value of the commercial mortgage loan portfolio at December 31, 2002 and 2001, respectively, and less than 2.5% and 2.5%, respectively, of total invested assets at such dates. All such loans were performing. The Company’s commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of such conditions on property cash flows. The Company’s real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers’ financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

Of the $102.9 million, $118.0 million and $26.3 million, in maturing loans during the years ended December 31, 2002, 2001 and 2000, no loans were refinanced or restructured, 71.5%, 65.3%, and 44.5%, respectively, were paid off, and 10.7%, 6.0% and 0.0%, respectively, were foreclosed. Of the $1,570.5 million of outstanding commercial mortgage loans in the Company’s investment portfolio at December 31, 2002, $142.3 million, $218.5 million and $76.0 million are scheduled to mature in 2003, 2004, and 2005, respectively.

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

The carrying value of commercial mortgage loans at December 31, 2002 was $1,570.5 million, which is net of valuation allowances aggregating $32.1 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of December 31, 2002, the Company had no problem commercial mortgages. As of December 31, 2001, the Company had two problem commercial mortgages aggregating $16.3 million: an $11.0 million hotel in Virginia and a $5.3 million office building in New Jersey.

As of December 31, 2002 the carrying value of potential problem commercial mortgages aggregated $104.7 million, net of $6.5 million in valuation allowances, and restructured loans aggregated $20.3 million, net of $8.0 million in valuation allowances.

At December 31, 2002 and 2001, respectively, the underlying properties supporting potential problem commercial mortgages consisted of 73.5% and 85.4% in office properties and 26.5% and 14.6% in an apartment, a hotel, an industrial property and a retail property. At December 31, 2002 and 2001 the underlying properties supporting restructured commercial mortgage loans consisted entirely of office properties. The potential problem and restructured commercial mortgages at December 31, 2002 and 2001 were primarily concentrated in the District of Columbia and New York.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 2002 and 2001, such reserves were $17.6 million and $18.3 million, respectively.

Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms was approximately $3.1 million, $6.4 million and $9.1 million at December 31, 2002, 2001 and 2000, respectively. As a result of the restructuring, the gross interest income recognized in net income at December 31, 2002, 2001 and 2000, respectively, was $0.6 million, $3.6 million and $6.3 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $306.2 million and $301.1 million at December 31, 2002 and 2001, respectively, representing 16.3% and 16.6% of total mortgage loan assets and 2.5% and 2.7% of general account invested assets at such dates, respectively. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 2.7% and 4.4% of total agricultural loans outstanding at December 31, 2002 and 2001, respectively, were delinquent or in process of foreclosure. The geographical diversification of agricultural mortgage loans at December 31, 2002 and 2001, respectively, comprised 13.3% and 14.7% in Washington, 16.2% and 16.6% in California, 10.6% and 12.3% in Idaho and 9.0% and 10.5% in Oregon. No other state had a concentration of more than 9.0%.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of December 31, 2002 and 2001 were $17.3 million and $21.6 million, respectively.

The Company has, from time to time, pooled certain of its agricultural mortgages for sale to third parties. These sales have taken two forms: (i) sales of percentage beneficial interests (referred to as “participation interests”); and (ii) sales of whole loans. In the case of participation interest sales, the Company retains a specified equity interest in the loans in such pools and sells the remaining participation interest. In the case of whole loan sales, the Company retains no equity interest in the loans in such pools, and sells the loans in their entirety. In both cases, the Company retains the responsibility for servicing the individual agricultural mortgage loans in each pool, for which it receives a servicing fee from the third party purchaser. As of December 31, 2002, the aggregate amount of agricultural mortgage loans in such pools being serviced by the Company was approximately $348.6 million.

Other Invested Assets

The following table sets forth the components of other invested assets as at December 31, 2002 and 2001.

Other Invested Assets

	As of December 31,
	2002	2001
	($ in millions)
Mezzanine real estate loans	$20.4	$46.7
Real Estate Partnership equities	36.2	39.4
Receivables	11.8	16.9
Other	42.4	13.7

Total other invested assets	$110.8	$116.7

Equity Securities

Common Stocks —

The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. Substantially all the common stocks owned by the Company are publicly traded on national securities exchanges. The Company’s investments in common stocks represented $62.8 million or 0.5% and $69.5 million or 0.6% of invested assets at December 31, 2002 and 2001, respectively. Proceeds on the sale of equity securities totaled $16.5 million, $31.0 million and $499.2 million which resulted in net realized gains/(losses) of $(0.1) million, $(6.4) million, and $23.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Limited partnership interests —

The Company’s investments in limited partnership interests were $186.2 million and $229.7 million at December 31, 2002 and 2001, respectively. In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation or depreciation in the fair value of the investments of the partnerships. See “Quantitative and Qualitative Disclosures about Market Risk — Equity Price Risk.”

The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Accordingly, certain of the common stocks owned by the Company at December 31, 2002 and 2001 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

At December 31, 2002 and 2001, the industry sectors underlying the investments in equity limited partnerships comprised 52.5% and 46.8% in information technology, 26.9% and 28.0% in domestic and international leveraged buyouts (“LBO”), and 20.6% and 25.2% in other industry sectors none of which exceeded 10.0% of total equity limited partnerships, respectively.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments (see Note 3 to the Consolidated Financial Statements), as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at December 31, 2002 and 2001:

	Carrying Value December 31,
	2002	2001
	($ in millions)
Equity Method
Public common stock	$27.7	$9.0
Private common stock	64.3	83.6

Subtotal	92.0	92.6

Fair Value Method
Public common stock	15.2	22.0
Private common stock	79.0	115.1

Subtotal	94.2	137.1

Total	$186.2	$229.7

At December 31, 2002 and 2001, the Company had investments in 54 different limited partnerships which represented 1.6% and 2.1%, respectively, of the Company’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the years ended December 31, 2002, 2001, and 2000, investment income from investments in limited partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the fair value method (see Note 3 to the Consolidated Financial Statements) was approximately $6.5 million, $(35.4) million and $236.3 million, respectively, representing 0.9%, (5.2)%, and 24.9%, respectively, of the net investment income for such periods. For the same periods, the Company achieved total returns on its investments in limited partnership interests of (15.1)%, (16.2)%, and 82.8%, respectively. There can be no assurance that the recent level of investment returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company’s financial position and results of operations.

Other than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks

Management’s assessment of whether an investment by the Company in a debt or equity security is other than temporarily impaired is primarily based on the following factors:

•	management’s analysis of the issuer’s financial condition and trends therein;

•	the value of any collateral or guaranty;

•	the investment’s position in the issuer’s capital structure;

•	management’s analysis of industry fundamentals;

•	management’s assessment of the macro economic outlook; and

•	the consideration of other factors, including: any actions by rating agencies affecting the issuer, the period of time the fair value of a security has been at less than its cost, management’s expectations regarding the period of time required for a recovery of any current unrealized loss, and other relevant facts regarding the issuer.

The Company’s accounting policy provides that the Company, at the end of each reporting period, review all securities where the fair value thereof has declined below 80% of its current cost basis to determine whether such securities are “other than temporarily impaired”. In addition, pursuant to this policy, management reviews securities that have experienced lesser percentage declines in value on a more selective basis using many of the previously discussed factors that the Company considers in making a determination that a security is other than temporarily impaired.

Once management determines that a security is “other than temporarily impaired” the impairment charge is measured based on the difference between the carrying value of the security and its fair value at the date the determination of impairment is made.

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the years ended December 31, 2002 and 2001. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	Year Ended December 31,
	2002	2001
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$115.5	$31.3
Number of positions	69	17
Common stocks	$12.2	$0
Number of positions	16	0

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. The Company’s portfolio of common stocks is comprised of all public securities. Public securities are those that are registered with the Securities and Exchange Commission (“SEC”). Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities and common stocks as “available for sale”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the Commission or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations system “NASDAQ”. Fair value for private securities is generally determined by discounting their prospective cash flows at a discount rate. The discount rate for each issue is the sum of two rates. The first component is the yield to maturity of a U.S. Treasury security with a maturity comparable to the average life of the issue being priced. The second component is a credit spread assigned from a matrix based on credit rating and average life. This matrix is created monthly based on data from two major broker dealers. The quality ratings on the issues being priced are reviewed and updated quarterly.

At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $4,798.1 million and $3,173.1 million, respectively, and the carrying value of the Company’s common stock portfolio was $62.8 million. At December 31, 2001, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $3,805.2 million and $3,170.9 million, respectively, and the carrying value of the Company’s common stock portfolio was $67.8 million.

At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $43.2 million, of which $22.4 million and $20.8 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $2.3 million. At December 31, 2001, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $72.5 million, of which $33.8 million and $38.7 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $7.3 million.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired,” the Company evaluated the factors cited above, which it considers when assessing whether a security is “other than temporarily impaired.” In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment charges” that could have a material affect on its financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security or common stock is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At December 31, 2002 and 2001, no single issuer constituted more than $5.0 million and $6.5 million of the company’s gross unrealized losses, respectively. See “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio. Also, see “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities outside of the Closed Block, in the Closed Block, and in total, at December 31, 2002 and 2001, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities. Management segregated the information in the following tables between that applicable to the Closed Block and that applicable to outside the Closed Block because, other than a difference in classification within the Company’s income statement, management believes it is unlikely that there could be any impact to the net income reported by the Company for any period presented due to the sufficiency of the deferred dividend liability in the Closed Block as of the end of all periods presented. See Note 2 to the Consolidated Financial Statements. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	24	9	2	—	5	40	14	1	—	—	—	15	55
Total Market Value	117.4	17.1	0.5	—	1.4	136.4	49.4	0.1	—	—	—	49.5	185.9
Total Amortized Cost	126.1	17.3	0.5	—	1.7	145.6	52.5	0.1	—	—	—	52.6	198.2
Gross Unrealized loss	(8.7)	(0.2)	—	—	(0.3)	(9.2)	(3.1)	—	—	—	—	(3.1)	(12.3)
Private Fixed Maturity Securities:
Number of positions	12	—	1	—	—	13	11	1	—	—	—	12	25
Total Market Value	63.5	—	8.8	—	—	72.3	45.2	1.0	—	—	—	46.2	118.5
Total Amortized Cost	68.5	—	9.0	—	—	77.5	51.4	1.3	—	—	—	52.7	130.2
Gross Unrealized loss	(5.0)	—	(0.2)	—	—	(5.2)	(6.2)	(0.3)	—	—	—	(6.5)	(11.7)
Total Fixed Maturity Securities:
Number of positions	36	9	3	—	5	53	25	2	—	—	—	27	80
Total Market Value	180.9	17.1	9.3	—	1.4	208.7	94.6	1.1	—	—	—	95.7	304.4
Total Amortized Cost	194.6	17.3	9.5	—	1.7	223.1	103.9	1.4	—	—	—	105.3	328.4
Gross Unrealized loss	(13.7)	(0.2)	(0.2)	—	(0.3)	(14.4)	(9.3)	(0.3)	—	—	—	(9.6)	(24.0)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	9	5	3	—	1	18	5	2	—	—	—	7	25
Total Market Value	48.0	9.5	17.0	—	9.3	83.8	29.0	15.0	—	—	—	44.0	127.8
Total Amortized Cost	50.2	10.5	18.5	—	10.0	89.2	33.2	15.5	—	—	—	48.7	137.9
Gross Unrealized loss	(2.2)	(1.0)	(1.5)	—	(0.7)	(5.4)	(4.2)	(0.5)	—	—	—	(4.7)	(10.1)
Private Fixed Maturity Securities:
Number of positions	3	—	—	—	1	4	13	3	—	—	—	16	20
Total Market Value	21.8	—	—	—	15.0	36.8	31.5	23.0	—	—	—	54.5	91.3
Total Amortized Cost	22.5	—	—	—	15.2	37.7	33.3	29.4	—	—	—	62.7	100.4
Gross Unrealized loss	(0.7)	—	—	—	(0.2)	(0.9)	(1.8)	(6.4)	—	—	—	(8.2)	(9.1)
Total Fixed Maturity Securities:
Number of positions	12	5	3	—	2	22	18	5	—	—	—	23	45
Total Market Value	69.8	9.5	17.0	—	24.3	120.6	60.5	38.0	—	—	—	98.5	219.1
Total Amortized Cost	72.7	10.5	18.5	—	25.2	126.9	66.5	44.9	—	—	—	111.4	238.3
Gross Unrealized loss	(2.9)	(1.0)	(1.5)	—	(0.9)	(6.3)	(6.0)	(6.9)	—	—	—	(12.9)	(19.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	33	14	5	—	6	58	19	3	—	—	—	22	80
Total Market Value	165.4	26.6	17.5	—	10.7	220.2	78.4	15.1	—	—	—	93.5	313.7
Total Amortized Cost	176.3	27.8	19.0	—	11.7	234.8	85.7	15.6	—	—	—	101.3	336.1
Gross Unrealized loss	(10.9)	(1.2)	(1.5)	—	(1.0)	(14.6)	(7.3)	(0.5)	—	—	—	(7.8)	(22.4)
Private Fixed Maturity Securities:
Number of positions	15	—	1	—	1	17	24	4	—	—	—	28	45
Total Market Value	85.3	—	8.8	—	15.0	109.1	76.7	24.0	—	—	—	100.7	209.8
Total Amortized Cost	91.0	—	9.0	—	15.2	115.2	84.7	30.7	—	—	—	115.4	230.6
Gross Unrealized loss	(5.7)	—	(0.2)	—	(0.2)	(6.1)	(8.0)	(6.7)	—	—	—	(14.7)	(20.8)
Total Fixed Maturity Securities:
Number of positions	48	14	6	—	7	75	43	7	—	—	—	50	125
Total Market Value	250.7	26.6	26.3	—	25.7	329.3	155.1	39.1	—	—	—	194.2	523.5
Total Amortized Cost	267.3	27.8	28.0	—	26.9	350.0	170.4	46.3	—	—	—	216.7	566.7
Gross Unrealized loss	(16.6)	(1.2)	(1.7)	—	(1.2)	(20.7)	(15.3)	(7.2)	—	—	—	(22.5)	(43.2)

As indicated in the above tables, there were 13 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2002. The aggregate gross pre-tax unrealized loss relating to these positions was $2.9 million ($1.9 million after-tax) as of such date. Of these positions: (i) two comprising approximately $0.5 million ($0.3 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $2.4 million ($1.6 million after-tax) of the aforementioned unrealized loss was not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired,” and (iii) three positions with negligible unrealized losses were U.S. Government securities.

The following table presents certain information by type of investments with respect to the Company’s gross unrealized losses on common stock investments at December 31, 2002 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
Common Stock
Number of positions	20	21	—	41
Total Market Value	4.8	7.1	—	11.9
Total Amortized Cost	5.5	8.7	—	14.2
Gross Unrealized loss	(0.7)	(1.6)	—	(2.3)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2001  Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	23	9	39	22	—	93	13	7	10	5	—	35	128
Total Market Value	93.9	22.7	157.3	28.2	—	302.1	12.9	2.9	12.9	6.8	—	35.5	337.6
Total Amortized Cost	95.4	23.2	162.0	29.5	—	310.1	14.3	3.0	14.1	7.9	—	39.3	349.4
Gross Unrealized loss	(1.5)	(0.5)	(4.7)	(1.3)	—	(8.0)	(1.4)	(0.1)	(1.2)	(1.1)	—	(3.8)	(11.8)
Private Fixed Maturity Securities:
Number of positions	12	3	20	5	—	40	3	1	6	3	1	14	54
Total Market Value	123.9	16.0	212.6	49.0	—	401.5	42.1	0.1	58.8	22.9	4.4	128.3	529.8
Total Amortized Cost	127.5	16.5	218.7	59.5	—	422.2	42.3	0.1	60.5	25.9	4.5	133.3	555.5
Gross Unrealized loss	(3.6)	(0.5)	(6.1)	(10.5)	—	(20.7)	(0.2)	—	(1.7)	(3.0)	(0.1)	(5.0)	(25.7)
Total Fixed Maturity Securities:
Number of positions	35	12	59	27	—	133	16	8	16	8	1	49	182
Total Market Value	217.8	38.7	369.9	77.2	—	703.6	55.0	3.0	71.7	29.7	4.4	163.8	867.4
Total Amortized Cost	222.9	39.7	380.7	89.0	—	732.3	56.6	3.1	74.6	33.8	4.5	172.6	904.9
Gross Unrealized loss	(5.1)	(1.0)	(10.8)	(11.8)	—	(28.7)	(1.6)	(0.1)	(2.9)	(4.1)	(0.1)	(8.8)	(37.5)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2001

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	17	8	12	11	—	48	2	1	2	3	—	8	56
Total Market Value	127.9	50.4	114.9	79.8	—	373.0	5.4	13.7	12.7	24.7	—	56.5	429.5
Total Amortized Cost	132.7	51.7	117.1	84.1	—	385.6	5.6	15.0	14.8	30.5	—	65.9	451.5
Gross Unrealized loss	(4.8)	(1.3)	(2.2)	(4.3)	—	(12.6)	(0.2)	(1.3)	(2.1)	(5.8)	—	(9.4)	(22.0)
Private Fixed Maturity Securities:
Number of positions	4	—	14	13	—	31	3	—	—	1	—	4	35
Total Market Value	33.1	—	106.5	84.2	—	223.8	20.0	—	—	13.0	—	33.0	256.8
Total Amortized Cost	34.0	—	110.0	89.5	—	233.5	22.5	—	—	13.8	—	36.3	269.8
Gross Unrealized loss	(0.9)	—	(3.5)	(5.3)	—	(9.7)	(2.5)	—	—	(0.8)	—	(3.3)	(13.0)
Total Fixed Maturity Securities:
Number of positions	21	8	26	24	—	79	5	1	2	4	—	12	91
Total Market Value	161.0	50.4	221.4	164.0	—	596.8	25.4	13.7	12.7	37.7	—	89.5	686.3
Total Amortized Cost	166.7	51.7	227.1	173.6	—	619.1	28.1	15.0	14.8	44.3	—	102.2	721.3
Gross Unrealized loss	(5.7)	(1.3)	(5.7)	(9.6)	—	(22.3)	(2.7)	(1.3)	(2.1)	(6.6)	—	(12.7)	(35.0)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2001

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	40	17	51	33	—	141	15	8	12	8	—	43	184
Total Market Value	221.8	73.1	272.2	108.0	—	675.1	18.3	16.6	25.6	31.5	—	92.0	767.1
Total Amortized Cost	228.1	74.9	279.1	113.6	—	695.7	19.9	18.0	28.9	38.4	—	105.2	800.9
Unrealized loss	(6.3)	(1.8)	(6.9)	(5.6)	—	(20.6)	(1.6)	(1.4)	(3.3)	(6.9)	—	(13.2)	(33.8)
Private Fixed Maturity Securities:
Number of positions	16	3	34	18	—	71	6	1	6	4	1	18	89
Total Market Value	157.0	16.0	319.1	133.2	—	625.3	62.1	0.1	58.8	35.9	4.4	161.3	786.6
Total Amortized Cost	161.5	16.5	328.7	149.0	—	655.7	64.8	0.1	60.5	39.7	4.5	169.6	825.3
Unrealized loss	(4.5)	(0.5)	(9.6)	(15.8)	—	(30.4)	(2.7)	—	(1.7)	(3.8)	(0.1)	(8.3)	(38.7)
Total Fixed Maturity Securities:
Number of positions	56	20	85	51	—	212	21	9	18	12	1	61	273
Total Market Value	378.8	89.1	591.3	241.2	—	1,300.4	80.4	16.7	84.4	67.4	4.4	253.3	1,553.7
Total Amortized Cost	389.6	91.4	607.8	262.6	—	1,351.4	84.7	18.1	89.4	78.1	4.5	274.8	1,626.2
Unrealized loss	(10.8)	(2.3)	(16.5)	(21.4)	—	(51.0)	(4.3)	(1.4)	(5.0)	(10.7)	(0.1)	(21.5)	(72.5)

The following table presents certain information by type of investments with respect to our gross unrealized losses on common stock investments at December 31, 2001 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
Common Stock
Number of positions	16	14	11	41
Total Market Value	20.4	6.2	2.9	29.5
Total Amortized Cost	24.2	8.7	3.9	36.8
Unrealized loss	(3.8)	(2.5)	(1.0)	(7.3)

The following tables present certain information by type of investment with respect to securities sold which resulted in a loss for the year ended December 31, 2002 and the year ended December 31, 2001, including: (i) the number of positions sold that comprise the aggregate gross realized loss for the period; (ii) the aggregate fair value of such securities at the date of their sale; (iii) the aggregate carrying value of such securities at the date of sale; (iv) the aggregate gross amount of the realized loss recorded from the sale of such securities during the period; and (v) the gross realized losses reported for each period sorted in descending order by percentage of sales price to carrying value at date of sale. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Year Ended December 31,
	2002	2001
	($ in millions)
Fixed Maturity Securities:
Number of positions	64	52
Fair value at date of sale	$18.0	$77.0
Carrying value at date of sale	$22.9	$85.3
Gross realized losses	$(4.9)	$(8.3)
Gross realized losses by the % of sales price to carrying value:
• 100 to 95 percent	$(0.1)	$(0.5)
• <95 to 90	$(0.1)	$(2.0)
• <90	$(4.7)	$(5.8)
Common Stock Securities:
Number of positions	27	20
Fair value at date of sale	$4.7	$11.8
Carrying value at date of sale	$7.3	$14.8
Gross realized losses	$(2.6)	$(3.0)

With respect to fixed maturity securities sold which resulted in a loss for the year ended December 31, 2002 and the year ended December 31, 2001, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. The information in this table is sorted by % of sales price to carrying value.

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	12	3	2	17
• <95 to 90	8	1	2	11
• <90	16	3	17	36

	For the Year Ended December 31, 2001
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	17	0	6	23
• <95 to 90	10	0	4	14
• <90	9	2	4	15

Based on management’s analysis of the underlying issuers’ fundamentals, management concluded that, with few exceptions, losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value are not attributable to the creditworthiness of the issuer. In certain instances losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value were at least in part due to the creditworthiness of the issuer. Management made sales of securities at or above prices of 90% of carrying value in response to portfolio management decisions made in the period of sale, and such sales were not previously contemplated in prior periods. For the year ended December 31, 2002 and the year ended December 31, 2001 the Company incurred losses on sales of fixed maturity securities at prices below 90% of carrying value aggregating $4.7 million and $5.8 million, respectively. For all sales of securities at prices less than 90% of carrying value management’s evaluation of the underlying issuers’ fundamentals up to the period of sale concluded that both the principal and interest would be collected as scheduled. In the period in which management changed its view as to the likelihood that the Company would collect the scheduled principal and interest the Company either recognized an other than temporary impairment or sold the securities.

Of the loss recorded for the year ended December 31, 2002 on sales of fixed maturity securities sold at prices below 90%, $3.4 million resulted from sales of 16 securities that were in an unrealized loss position less than 6 months, $0.5 million resulted from sales of 3 securities that were in an unrealized loss position between 6-12 months, and $0.8 million resulted from sales of 17 securities that were in an unrealized loss position for more than 12 months.

Of the loss recorded for the year ended December 31, 2001 on sales of fixed maturity securities sold at prices below 90%, $2.1 million resulted from sales of 9 securities that were in an unrealized loss position less than 6 months, $0.7 million resulted from sales of 2 securities that were in an unrealized loss position between 6-12 months, and $3.0 million resulted from sales of 4 securities that were in an unrealized loss position for more than 12 months.

With respect to common stock sold which resulted in a loss for the years ended December 31, 2002 and 2001, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	10	17	—	27

	For the Year Ended December 31, 2001
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	9	9	2	20

All sales of common stocks at losses during 2002 and 2001 were made to offset gains from sales of common stock in order to minimize the Company’s tax liability and were in keeping with management’s decision to reduce the Company’s exposure to common stock investments. Specific common stocks sold at losses were not identified as of periods prior to their sale. Decisions on specific securities to be sold at losses were made during the periods in which they were sold after consideration of the amount of common stock gains realized during the period. The table above presents the amount of other than temporary impairment charges taken during the years ended December 31, 2002 and 2001. Based on management’s analysis of the factors discussed herein management concluded that all other common stock positions during the aforementioned periods were not “other than temporarily impaired.”

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of December 31, 2002 and 2001 are shown in the table below.

Cumulative Impairment Adjustments and Provisions

For Valuation Allowances on Investments

For the Years Ended

	Impairment Adjustments	2002 Valuation Allowances	Total	Impairment Adjustments	2001 Valuation Allowances	Total
	($ in millions)
Fixed maturity securities	$124.4	$—	$124.4	$48.2	$—	$48.2
Equity securities	41.1	—	41.1	2.6	—	2.6
Mortgage loans on real estate	11.1	22.7	33.8	11.1	28.4	39.5
Real estate held for investment(1)	29.6	—	29.6	10.8	—	10.8
Real estate to be disposed of(1)	—	0.8	0.8	3.6	0.8	4.4

Total	$206.2	$23.5	$229.7	$76.3	$29.2	$105.5

(1)	Includes $0.0 million and $5.9 million at December 31, 2002, and 2001, respectively, relating to impairments taken upon foreclosure of mortgage loans.

All of the Company’s fixed maturity securities and equity securities are classified as available for sale and reported at fair value with corresponding changes in unrealized gains and losses thereon reported in comprehensive income. Securities whose value is deemed “other than temporarily impaired” are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2002, 2001 and 2000, such writedowns aggregated $115.5 million, $31.2 million and $16.0 million, respectively.

Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and reflected in the Company’s results of operations. For the years ended December 31, 2002, 2001 and 2000, increases (decreases) in valuation allowances related to mortgage loans aggregated $1.4 million, $(3.8) million and $(20.3) million, respectively. The carrying value of commercial mortgage loans at December 31, 2002 was $1,570.5 million, which amount is net of $32.1 million representing management’s best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the commercial mortgage loans will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded in realized losses and, accordingly, are reflected in the Company’s results of operations. During the year ended December 31, 2002, the Company recognized losses on several properties that were categorized as real estate to be disposed of that management deemed not marketable at the time and reclassified them as real estate held for investment. These properties have cumulative impairments of $26.1 million.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Set forth below is a discussion regarding the Company’s market risk, excluding Advest, and how it is managed. Following this discussion is a separate discussion regarding Advest’s market risk and how it is managed.

Company Market Risk (excluding Advest)

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

Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans outside the Closed Block, and in 2001 fixed maturity securities and mortgage loans included in the assets transferred in the Group Pension Transaction (which ceased as of December 31, 2002 — see Note 11 to the Consolidated Financial Statements). For a discussion of the Closed Block see Note 18 to the Consolidated Financial Statements. The risk with respect to assets transferred in the Group Pension Transaction is limited. See — “Policyholder Liability Characteristics.” The carrying value of investments in fixed maturity securities and mortgage loans outside the Closed Block represent 74.6%, at December 31, 2002, of the aggregate carrying value of the Company’s consolidated invested assets outside the Closed Block (excluding the Debt Service Coverage Account sub-account OB and sub-account CBB). Substantially all of the Company’s fixed maturity securities are U.S. dollar-denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. The table below shows the Company’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 2002. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of the Company’s portfolio of fixed maturity securities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

The table below shows the potential fair value exposure of assets to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2002 and 2001.

	Change in Fair Value
	At December 31, 2002	+100 Basis Point Change	At December 31, 2001	+100 Basis Point Change
	($ in millions)
Assets with Interest Rate Risk — Fair Value
Fixed maturity securities	$7,971.2	(334.2)	$6,976.1	$(300.6)
Mortgage loans	2,065.5	(75.9)	1,880.8	(66.6)

Total	$10,036.7	(410.1)	$8,856.9	$(367.2)

Assets Transferred in the Group Pension Transaction(1)
Fixed maturity securities	$—	—	$1,400.5	$(18.6)
Mortgage loans	—	—	28.4	(0.6)

Total	$—	—	$1,428.9	$(19.2)

Total Fixed Income Securities
Fixed maturity securities	$7,971.2	(334.2)	$8,376.6	$(319.2)
Mortgage loans	2,065.5	(75.9)	1,909.2	(67.2)

Total	$10,036.7	(410.1)	$10,285.8	$(386.4)

(1)	The Group Pension Transaction ceased as of December 31, 2002. See Note 11 to the Consolidated Financial Statements.

In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its issuance of long-term debt obligations.

The table below shows the potential fair value exposure of long term debt with interest rate risk to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2002 and 2001.

Long Term Debt with Interest Rate Risk — Fair Value

	At December 31, 2002	+100 Basis Point Change	At December 31, 2001	+100 Basis Point Change
	($ in millions)
Fixed rate debt	$909.2	(45.7)	$625.3	$(36.5)

Equity Price Risk

The Company’s investment portfolio contains investments in equity securities, which are comprised of investments in common stocks and limited partnership interests of investment partnerships. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Equity Securities.” The aforementioned investment partnerships principally invest in technology companies and other types of investments whose market prices have experienced significant volatility. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes, nor does it reflect the volatility that has been experienced by some of the sectors in which the Company has common stock investments. In addition, the fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities. Also, since a significant portion of the Company’s investments in limited partnerships are accounted for under the equity method, changes in the value of such partnership investments will directly affect the earnings reported by the Company.

The table below shows the potential fair value exposure of assets with equity price risk to an immediate, 10.0% drop in equity prices from those prevailing at December 31, 2002 and 2001.

Assets with Equity Price Risk — Fair Value

	At December 31, 2002	-10% Basis Point Change	At December 31, 2001	-10% Basis Point Change
	($ in millions)
Equity securities	$249.0	$(24.9)	$299.2	$(29.9)

Policyholders’ Liability Characteristics

Due to the manner in which the Closed Block was funded and the ability of management to adjust dividends paid on Closed Block policies, as more fully explained in Note 2 to the Consolidated Financial Statements, management believes that the Company’s exposure to market risk with respect to liabilities and assets allocated to the Closed Block is minimal.

Policyholders’ liabilities outside the Closed Block at December 31, 2002 consisted of future policy benefits, policyholders’ account balances, and other policyholder liabilities of $1,048.5 million, $2,488.1 million, and $130.1 million, respectively. These liabilities were backed, at such date, by approximately $7.6 billion of assets (which represented all general account assets of the insurance subsidiaries of the MONY Group), including invested assets of approximately $5.5 billion. Ensuring that the expected cash flows generated by the assets are sufficient, given the policyholder obligations, is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2002

— Future Policy Benefits.    Products in the future policy benefits category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, group pensions, group life and health insurance, supplementary contracts with life contingencies, and immediate annuities. Future policy benefit liabilities on such business outside the Closed Block aggregated approximately $0.6 billion at December 31, 2002. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $0.1 billion at December 31, 2002, is 6.0%. Also included in this category are disability income future policy benefit liabilities of approximately $0.4 billion at December 31, 2002. All such business was reinsured effective December 31, 1997.

— Policyholders’ Account Balances and Other Policyholders’ Liabilities.    Products in the policyholders’ account balances and other policyholders’ liabilities categories credit interest to policyholders, subject to market conditions and minimum guarantees. Interest crediting on the products in this category may be reset periodically. Policyholders may surrender at book value, but under the terms of certain of the products in this category they may be subject to surrender charges for an initial period. Product examples include single premium deferred annuities, universal life contracts, and the general account portion of the Company’s variable annuity products. In general, the Company’s investment strategy is designed to manage a portfolio of assets with appropriate duration and convexity consistent with the characteristics and risk elements of the products comprising the policyholders’ account balances liabilities. Liability durations are short to intermediate term for annuities and intermediate term for life insurance products.

Asset and Liability Management Techniques

Asset and liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2002 or with respect to a 10 percent drop in equity prices from December 31, 2002.

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

Advest is exposed to market risk arising from changes in interest rates. Advest’s management seeks to reduce the risk of its trading portfolio on an aggregate basis. Advest’s management activities include inventory policies that reflect the level of aggregate short and long positions that may be held for trading and are specified by product line. Risk management strategies also include the use of derivatives, principally exchange traded futures contracts.

Equity Price Risk

Advest is exposed to equity price risk as a result of making a market in over-the-counter equity securities. Equity price risk arises from changes in the price and volatility of equity securities. In April 1999, a comprehensive review of Advest’s NASDAQ trading activities was completed and the decision was made to reduce overnight inventory and more aggressively manage the number of stocks in which it made a market.

Trading Accounts (Value at Risk Analysis)

For purposes of the Commission’s market risk disclosure requirements, Advest has performed a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. Even though these filings are annual, total firm, institutional plus retail position computations are performed monthly in order to achieve a better understanding of Advest’s risk/return profile. The establishment of improved management controls includes, as needed, the extension of Advest’s monitoring process to the security, product and trader departments firm wide. Advest’s institutional book of business, which represents the vast majority of its usual holdings, is typically monitored daily. Although value at risk models are sophisticated, they can be limited as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and the hedging requirement policy described previously.

Advest’s value at risk for each component of market risk and in total as at December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
	($ in thousands)
Interest rate risk	$530.0	$486.0	$267.0
Equity price risk	40.0	23.0	40.0
Diversification benefit	(19.0)	(8.0)	(17.0)

Total	$551.0	$501.0	$290.0

The potential future loss represented by the total value at risk falls within predetermined levels of loss that are not material to Advest’s results of operations, financial condition or cash flows. In particular, while a noted increase in the value at risk experienced in 2001 may have been attributable to a year over year amplification in observable fixed income market volatility, in conjunction with the residual effects of the terrorist events of September 11th, 2001, the observable increase toward the end of 2002 may be attributable in equal parts to two major events: (i) the combined effect of the anticipation of possible armed conflict with Iraq along with the potential proliferation of nuclear arms in North Korea and (ii) the increase in municipal inventory pursuant to Advest’s acquisition of Lebenthal & Co., Inc. in November 2001.

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

Non-trading Accounts

The following table shows the interest sensitivity of the non-trading assets, liabilities and financial instruments of Advest at December 31, 2002, based on their estimated maturity/repricing structure:

	Amount	Percent of Total	2003	2004	2005	2006	2007	After 2008
	($ in thousands, except percentages)
Interest-sensitive assets
Investment securities	$3,193	100.00%	$881	$—	$—	$—	$—	$2,312
Average interest rate	6.27%		6.08%	—	—	—	—	6.30%

Total interest-sensitive assets	$3,193	100.00%	$881	$—	$—	$—	$—	$2,312

Interest-sensitive liabilities
Other borrowings	$7,000	100.00%	$7,000	$—	$—	$—	$—	$—
Average interest rate	7.95%	—	7.95%	—	—	—	—	—
Total interest-sensitive liabilities	$7,000	100.00%	$7,000	$—	$—	$—	$—	$—

ITEM 8.    Financial Statements and Supplementary Data

THE MONY GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

The MONY Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, statements of changes in shareholders’ equity and statements of cash flows present fairly, in all material respects, the financial position of The MONY Group Inc. and Subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for intangible and long-lived assets in 2002.

PricewaterhouseCoopers LLP

New York, New York

February 6, 2003

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	($ in millions except per share amount)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (Note 5)	$7,909.4	$6,976.1
Trading account securities, at market value	726.7	378.5
Securities pledged as collateral	—	345.5
Equity securities available-for-sale, at fair value (Note 5)	249.0	299.2
Mortgage loans on real estate (Note 6)	1,877.4	1,809.7
Policy loans	1,212.5	1,229.0
Real estate to be disposed of	26.8	172.3
Real estate held for investment	180.2	58.5
Other invested assets	110.8	116.7

	12,292.8	11,385.5
Cash and cash equivalents	378.5	441.0
Accrued investment income	207.5	192.9
Debt service coverage account (Note 20)
Sub-account OB	64.7	—
Sub-account CBB	9.4	—
Amounts due from reinsurers	695.2	595.8
Premiums receivable	7.3	11.1
Deferred policy acquisition costs (Note 8)	1,226.4	1,233.8
Securities borrowed	0.2	601.0
Receivable from brokerage customers, net	—	452.1
Other assets	853.8	922.6
Assets transferred in Group Pension Transaction (Note 11)	—	4,650.4
Separate account assets	4,140.6	5,195.2

Total assets	$19,876.4	$25,681.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$7,949.9	$7,870.0
Policyholders’ account balances	2,779.7	2,337.1
Other policyholders’ liabilities	289.2	281.1
Amounts due to reinsurers	67.7	74.6
Securities loaned	—	392.4
Securities sold, not yet purchased, at market value	586.8	539.2
Payable to brokerage customers	—	374.4
Accounts payable and other liabilities	875.3	867.8
Short term debt (Note 14)	7.0	320.0
Long term debt (Note 14)	876.3	583.1
Current federal income taxes payable	95.5	81.6
Deferred federal income taxes	212.9	118.5
Liabilities transferred in Group Pension Transaction (Note 11)	—	4,597.1
Separate account liabilities	4,137.6	5,192.3

Total liabilities	17,877.9	23,629.2

Commitments and contingencies (Note 16)
Common stock, $0.01 par value; 400 million shares authorized; 51.2 million shares issued at December 31, 2002 and 2001; 46.9 and 48.1 million shares outstanding at December 31, 2002 and 2001, respectively	0.5	0.5
Capital in excess of par	1,761.5	1,760.3
Treasury stock at cost: 4.3 million and 3.1 million shares at December 31, 2002 and 2001, respectively	(137.7)	(104.7)
Retained earnings	314.9	359.3
Accumulated other comprehensive income	59.9	38.1
Unamortized restricted stock compensation	(0.6)	(1.3)

Total shareholders’ equity	1,998.5	2,052.2

Total liabilities and shareholders’ equity	$19,876.4	$25,681.4

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	($ in millions)
Revenues:
Premiums	$690.4	$695.3	$700.5
Universal life and investment-type product policy fees	200.5	207.2	205.8
Net investment income (Note 4)	737.3	684.8	978.1
Net realized (losses)/gains on investments (Note 4)	(153.0)	(12.3)	37.5
Group Pension Profits (Note 11)	82.3	30.7	37.1
Retail brokerage and investment banking revenues	397.1	350.8	59.7
Other income	139.9	147.1	163.6

	2,094.5	2,103.6	2,182.3
Benefits and expenses:
Benefits to policyholders	803.1	814.7	787.8
Interest credited to policyholders’ account balances	119.3	110.5	110.6
Amortization of deferred policy acquisition costs	156.1	158.8	139.1
Dividends to policyholders	188.0	236.6	235.5
Other operating costs and expenses	860.0	876.4	513.2

	2,126.5	2,197.0	1,786.2

(Loss)/income from continuing operations before income taxes and extraordinary item	(32.0)	(93.4)	396.1
Income tax (benefit) expense	(11.2)	(32.6)	133.8

(Loss)/income from continuing operations before extraordinary item	(20.8)	(60.8)	262.3
Discontinued operations: loss from real estate to be disposed of, net of income tax benefit of $1.4 million	(2.5)	—	—
Extraordinary item (Note 14)	—	—	37.7

Net (loss)/income	(23.3)	(60.8)	224.6
Other comprehensive income, net (Note 4)	21.8	25.1	42.4

Comprehensive (loss)/income	$(1.5)	$(35.7)	$267.0

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
	($ in millions, except share data and per share amounts)
(Loss)/income from continuing operations before extraordinary item	$(20.8)	$(60.8)	$262.3

Basic (loss)/income per share from continuing operations before extraordinary item	$(0.44)	$(1.25)	$5.64

Diluted (loss)/income per share from continuing operations before extraordinary item	$(0.44)	$(1.25)	$5.49

Discontinued operations	$(2.5)	$—	$—

Basic loss per share from discontinued operations	$(0.05)	$—	$—

Diluted loss per share from discontinued operations	$(0.05)	$—	$—

Extraordinary item	$—	$—	$(37.7)

Basic loss per share from extraordinary item	$—	$—	$(0.81)

Diluted loss per share from extraordinary item	$—	$—	$(0.79)

Net (loss) income	$(23.3)	$(60.8)	$224.6

Basic (loss) income per share	$(0.49)	$(1.25)	$4.83

Diluted (loss) income per share	$(0.49)	$(1.25)	$4.70

Share Data:
Weighted-average shares used in basic per share calculations	47,582,799	48,608,985	46,466,675
Plus: incremental shares from assumed conversion of dilutive securities (Note 3)	—	—	1,321,218

Weighted-average shares used in diluted per share calculations	47,582,799	48,608,985	47,787,893

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001, and 2000

	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance, December 31, 1999	$0.5	$1,615.9		$238.5	$(29.4)		$1,825.5
Dividends declared				(20.9)			(20.9)
Treasury stock, at cost			(33.0)				(33.0)
Unamortized restricted stock compensation						(0.1)	(0.1)
Issuance of stock		0.4					0.4
Comprehensive income:
Net income				224.6			224.6
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 4)					46.2		46.2
Minimum pension liability adjustment					(3.8)		(3.8)

Other comprehensive income					42.4		42.4
Comprehensive income/(loss)							267.0

Balance, December 31, 2000	0.5	1,616.3	(33.0)	442.2	13.0	(0.1)	2,038.9
Dividends declared				(22.1)			(22.1)
Treasury stock, at cost			(71.7)				(71.7)
Unamortized restricted stock compensation						(1.2)	(1.2)
Issuance of stock		144.0					144.0
Comprehensive income:
Net loss				(60.8)			(60.8)
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 4)					36.6		36.6
Minimum pension liability adjustment					(11.5)		(11.5)

Other comprehensive income					25.1		25.1
Comprehensive income/(loss)							(35.7)

Balance, December 31, 2001	0.5	1,760.3	(104.7)	359.3	38.1	(1.3)	2,052.2
Dividends declared				(21.1)			(21.1)
Treasury stock, at cost			(33.0)				(33.0)
Unamortized restricted stock compensation						0.7	0.7
Issuance of stock		1.2					1.2
Comprehensive income:
Net loss				(23.3)			(23.3)
Other comprehensive income:
Unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 4)					23.7		23.7
Minimum pension liability adjustment					(1.9)		(1.9)

Other comprehensive income					21.8		21.8
Comprehensive income/(loss)							(1.5)

Balance, December 31, 2002	$0.5	$1,761.5	$(137.7)	$314.9	$59.9	$(0.6)	$1,998.5

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	($ in millions)
Cash flows from operating activities (see Note 3):
Net (loss) income	$(23.3)	$(60.8)	$224.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest credited to policyholders’ account balances	103.1	92.0	99.9
Universal life and investment-type product policy fee income	(112.4)	(117.8)	(127.4)
Capitalization of deferred policy acquisition costs	(213.1)	(194.5)	(175.0)
Amortization of deferred policy acquisition costs	156.1	158.8	139.1
Provision for depreciation and amortization	50.3	85.6	32.9
Provision for deferred federal income taxes	30.5	(10.4)	63.4
Net realized losses (gains) on investments	153.0	12.3	(37.5)
Non-cash distributions from investments	(14.9)	52.9	(226.7)
Change in other assets and accounts payable and other liabilities	(166.5)	(25.7)	(64.7)
Change in future policy benefits	79.9	75.5	58.7
Change in other policyholders’ liabilities	8.1	(14.8)	10.6
Change in current federal income taxes payable	13.9	(38.8)	(42.5)
Loss on discontinued real estate operations	3.9	—	—
Extraordinary loss on extinguishment of debt	—	—	56.8

Net cash provided by operating activities	$68.6	$14.3	$12.2

Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	1,161.8	1,283.7	1,067.5
Equity securities	11.1	39.9	514.2
Mortgage loans on real estate	423.2	341.6	453.7
Policy loans, net	16.4	35.7	3.6
Other invested assets	39.3	57.9	179.6
Acquisitions of investments:
Fixed maturity securities	(1,795.5)	(1,400.5)	(1,058.9)
Equity securities	(30.5)	(51.4)	(127.6)
Mortgage loans on real estate	(503.3)	(405.3)	(442.4)
Property and equipment, net	(28.6)	(45.5)	(54.8)
Acquisition of subsidiaries, net of cash acquired	(7.1)	(213.7)	—
Other, net	(31.5)	(146.5)	(249.6)

Net cash (used in)/provided by investing activities	$(744.7)	$(504.1)	$285.3

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	($ in millions)
Cash flows from financing activities:
Issuance of debt	300.0	—	568.8
Repayments of debt	(7.0)	(0.1)	(301.3)
Funding of debt service coverage account	(70.5)	—	—
Debt issuance costs	(7.9)	—	—
Receipts from annuity and universal life policies credited to policyholders’ account balances	1,179.2	1,150.9	2,287.0
Return of policyholders’ account balances on annuity policies and universal life policies	(727.3)	(979.3)	(2,305.9)
Issuance of common stock	1.2	0.2	0.2
Purchase of treasury stock	(33.0)	(88.5)	(33.0)
Dividends paid to shareholders	(21.1)	(22.0)	(20.9)

Net cash provided by financing activities	$613.6	$61.2	$194.9

Net (decrease)/increase in cash and cash equivalents	(62.5)	(428.6)	492.4
Cash and cash equivalents, beginning of year	441.0	869.6	377.2

Cash and cash equivalents, end of year	$378.5	$441.0	$869.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$(47.1)	$7.3	$93.3
Interest	$76.1	$85.2	$29.4
Schedule of non-cash investing and financing activities:
Issuance of 3.9 million shares of common stock of The MONY Group Inc. shares in connection with the Advest acquisition	$—	$142.3	$—
Issuance of 26.0 thousand shares of common stock of The MONY Group Inc. in connection with the PCP acquisition	$—	$1.0	$—
Issuance of 0.5 million shares of common stock of The MONY Group Inc. in connection with the Lebenthal acquisition	$—	$16.7	$—

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2002, Retail distribution accounted for approximately 22.8%, and 43.5% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues, while Wholesale distribution accounted for 77.2% and 56.5% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp. (“Trusted Advisors”), which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc. (“MBI”), a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY International Holdings (“MIH”), which through its Brazilian domiciled insurance brokerage subsidiary, principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil and, to a lesser extent since its reorganization in 2001, provides life insurance, annuity and investment products, as well as trust services, to nationals of certain Latin American countries through its Cayman Island based insurance and banking subsidiaries (MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust Company of the Americas, Ltd., respectively). Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Bank and Trust Company, a federal savings bank, and Boston Advisors, a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

On January 31, 2001, the Company completed a merger in which it acquired all of the outstanding capital stock of Advest in exchange for approximately $308.2 million of consideration (including transaction and other acquisition related expenses of approximately $15.0 million) consisting of cash of approximately $165.9 million and 3.9 million shares of common stock of the MONY Group with a fair value of approximately $142.3 million. As a result of the merger, Advest became a wholly owned subsidiary of the MONY Group. Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Bank and Trust Company, a federal savings bank, and Boston Advisors, a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services. Goodwill recorded in connection with the Advest acquisition was approximately $157.2 million. In addition, a retention program was established for certain Advest personnel, which is expected to cost, on a present value basis, approximately $46.0 million. As a result of a modification to the terms of the retention program during 2002, the period of time over which such cost is expected to be incurred changed from a five year period from the date the transaction was consummated to an eight year period from the date the transaction was consummated. In addition, a separate retention program was established for certain of Advest’s key management personnel the cost of which was contingent upon the achievement of specified performance goals over the two year period following the date the Advest acquisition was consummated. This program terminated January 31, 2003 with no cost having been incurred due to the downturn in the securities markets.

On November 30, 2001, the Company acquired Lebenthal & Co., Inc. (“Lebenthal”), a New York based full service investment firm specializing in municipal bonds, in exchange for approximately $20.9 million of consideration (including transaction and other acquisition related expenses) consisting of cash of approximately $4.2 million and approximately 0.5 million shares of common stock of the MONY Group with a fair value of approximately $16.7 million. In addition to being widely known for its expertise in tax exempt municipal bond investing, Lebenthal also manages three open-end municipal bond mutual funds. Lebenthal distributes its products and services to a nationwide customer base through its staff of account executives. Goodwill recorded in connection with the transaction approximated $15.0 million. In connection with the transaction, a retention program was established for certain Lebenthal personnel, which is expected to cost, on a present value basis, approximately $2.5 million over a five-year period commencing from the date the transaction was consummated.

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

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business within MONY Life (see Note 19). On April 30, 2002, the date MONY Holdings commenced its operations, MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement and MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Insured Notes, the all-in cost of the indebtedness is 7.36%. See Note 20 for further information regarding the Insured Notes.

2.    The Closed Block:

On November 16, 1998, MONY Life, pursuant to the New York Insurance Law, established a closed block (the “Closed Block”) of certain participating insurance policies (the “Closed Block in force business”) as defined in its plan of demutualization (the “Plan”). In conjunction therewith, MONY Life allocated assets to the Closed Block that are expected to produce cash flows which, together with anticipated revenues from the Closed Block in force business, are expected to be sufficient to support the Closed Block in force business, including but not limited to the payment of claims and surrender benefits, certain expenses and taxes, and for the continuation of dividend scales in effect at the date of MONY Life’s demutualization (assuming the experience underlying such dividend scales continues), and for appropriate adjustments in such scales if the experience changes. To determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for the aforementioned payments, MONY Life forecasted the expected cash flows from the Closed Block in force business and mathematically determined the cash flows that would need to be provided from assets allocated to the Closed Block to fully fund the aforementioned payments. Assets were then allocated to the Closed Block accordingly. The aforementioned forecast consists of a cash flow projection for each year over the estimated life of the policies in the Closed Block. The earnings from such expected cash flows from the Closed Block in force business and the assets allocated to the Closed Block are referred to as the “glide path earnings”.

All the cash flows from the assets allocated to the Closed Block and the Closed Block in force business inure solely to the benefit of the owners of policies included in the Closed Block. The assets and liabilities allocated to the Closed Block at the date of its formation (November 16, 1998, which was the effective date of MONY Life’s demutualization) were recorded in the Company’s financial statements at their historical carrying values. The carrying value of the assets allocated to the Closed Block is less than the carrying value of the Closed Block liabilities at the effective date of MONY Life’s demutualization. The excess of the Closed Block liabilities over the Closed Block assets at the effective date of MONY Life’s demutualization represents the total estimated future post-tax contribution expected to emerge from the operations of the Closed Block, which will be recognized in MONY Life’s income over the period the policies and the contracts in the Closed Block remain in force.

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

However, because the decision to increase or decrease dividend scales is based on revised estimates as to the ultimate profitability of the Closed Block such actions will not necessarily coincide with periodic reports of the results of the Closed Block. Accordingly, actual earnings that emerge from the Closed Block may either be more or less than the expected Closed Block earnings (or glide path earnings). In accordance with AICPA Statement of Position 00-3 “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts”, actual Closed Block earnings in excess of expected Closed Block earnings (or the “glide path earnings”) in any period are recorded as an additional liability to Closed Block policyholders (referred to as the “deferred dividend liability”) because such excess earnings inure solely to the benefit of the policyholders in the Closed Block. If actual Closed Block earnings are less than expected Closed Block earnings (or the glide path earnings) in any period the difference is charged against the balance of any existing deferred dividend liability. If the deferred dividend liability is not sufficient to absorb the difference, any such remaining amount, not absorbed, will remain in earnings for the period and an adjustment will be made to get back on the glide path when earnings emerge in future periods that are sufficient to offset such remaining accumulated difference or through a subsequent reduction in dividend scales. As of December 31, 2002 and 2001, the deferred dividend liability was $33.2 million and $47.8 million, respectively.

Since the Closed Block has been funded to provide for payment of guaranteed benefits and the continuation of current payable dividends on the policies included therein, it will not be necessary to use general funds to pay guaranteed benefits unless the in force business in the Closed Block experiences very substantial ongoing adverse experience in investment, mortality, persistency or other experience factors. MONY Life regularly (at least quarterly) monitors the experience from the Closed Block and may make changes to the dividend scale, when appropriate, to ensure that the profits are distributed to the Closed Block policyholders in a fair and equitable manner. In addition, annually the New York Insurance Department requires the filing of an independent auditor’s report on the operations of the Closed Block.

3.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining: (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and charges for the impairment of invested assets, (iv) pension costs, (v) costs associated with contingencies, (vi) litigation and restructuring charges and (vii) income taxes. Certain reclassifications have been made in the amounts presented for prior years to conform those years to the current year’s presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MONY Group Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Valuation of Investments and Realized Gains and Losses

The Company’s fixed maturity securities are classified as available-for-sale and are reported at estimated fair value. The Company’s equity securities are comprised of investments in common stocks and venture capital limited partnerships. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. The Company’s investments in venture capital limited partnerships are accounted for in accordance with the equity method of accounting or at estimated fair value (with changes in fair value recorded in other comprehensive income) depending upon the Company’s percentage ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company’s ownership interest in the partnership exceeds 3 percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company’s ownership interest is 20 percent or greater. In the unlikely event that the Company’s ownership interest in a partnership exceeded 50 percent the partnership would be consolidated. In all other circumstances, the Company accounts for its investments in venture capital limited partnerships at estimated fair value. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s earnings will reflect its pro rata share of such mark to market adjustment if it accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Unrealized gains and losses on fixed maturity securities and common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. The cost of all fixed maturity securities and common stock is adjusted for impairments in value deemed to be other than temporary. Fixed maturity securities deemed to be other than temporarily impaired are analyzed to assess whether such investments should be placed on non-accrual status. A fixed maturity security would be placed on non-accrual status when management believes it will not receive all principal and interest payments according to the original terms. Any cash received on non-accrual status securities is applied against the outstanding principal. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

“Trading account securities” and “Securities sold, not yet purchased”, are carried at fair value with realized and unrealized gains and losses reflected in current period revenues. “Trading account securities” are generally held for resale within a relatively short time frame. “Securities sold, not yet purchased” represent an obligation of the Company to acquire the securities at prevailing market prices in the future. The Company uses closing exchange prices or dealer quotes in active markets to value “Trading account securities”, and “Securities sold, but not yet purchased”. Periodically, the Company receives stock warrants in connection with its investment banking activities. Warrants are carried at their fair value which is determined using a Black-Scholes model, or another standard option valuation technique. The fair value of such warrants and the changes therein are reported in income.

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

Real estate held for investment, as well as related improvements, is generally stated at cost less depreciation. Depreciation is determined using the straight-line method over the estimated useful life of the asset, which may range from 5 to 40 years. Cost is adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are based on the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Impairment losses on real estate held for investment are reported as realized gains or losses on investments.

Real estate investments meeting the following criteria are classified as “real estate to be disposed of” in the Company’s consolidated statement of financial position and the results therefrom are reported as “discontinued operations” in the Company’s consolidated statement of income and comprehensive income as a result of the Company’s adoption in 2002 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”):

•	Management, having the authority to approve the action, commits the organization to a plan to sell the property

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing

•	The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year

•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Real estate to be disposed of is carried at the lower of its carrying value at the time of classification as “to be disposed of” or fair value less estimated selling costs.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Policy loans are carried at their unpaid principal balances.

Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid debt instruments with an original maturity of three months or less.

Collateralized Financing Transactions

Securities loaned and borrowed are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral received or advanced. The fee received or paid by the Company is recorded as interest revenue or expense and is reflected in retail brokerage and investment banking revenues and other operating costs and expenses, respectively, in the consolidated statement of income and comprehensive income. The initial collateral advanced or received has a higher market value than the underlying securities. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

The Company utilizes short-term repurchase agreements as supplementary short-term financing and delivers U.S. Treasury securities as collateral for cash received. These repurchase agreements are accounted for as collateralized financings. The fee paid by the Company is recorded as interest. The Company monitors the market value of securities transferred on a daily basis, and obtains additional collateral as necessary.

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

Retail Brokerage and Investment Banking

Receivables From and Payables to Brokerage Customers

Receivables from and payables to brokerage customers arise from cash and margin transactions executed by the Company on customers’ behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. Advest pays interest on customers’ credit balances when they indicate that the funds are for reinvestment purposes. In 2001, Advest outsourced its clearing operation to a third party clearing broker.

The Company currently introduces all of its customer transactions, which are now not reflected in these financial statements, to the clearing broker, which executes, clears, and carries such transactions on a “fully disclosed” basis. Advest’s proprietary transactions are also executed and cleared through the clearing broker.

Receivable from clearing broker primarily represents net cash balances on deposit, commissions, interest and trading profits receivable, clearing fees and borrowings to finance securities inventories. At times during the year, the balance with the clearing broker can be net payable. The Company is subject to credit risk should the clearing broker be unable to repay the balance reflected on the Statement of Financial Position. However, the Company does not anticipate non-performance. The carrying value approximates the fair value as the balance is short-term and interest-bearing.

Pursuant to the terms of the agreement between Advest and the clearing broker, the clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2002, the Company has recorded no liabilities with regard to the right. In addition, the Company has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing broker and all counterparties with which it conducts business.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Banking

Investment banking revenues are recorded, net of expenses, on the settlement date for management fees and sales concessions, and on the dates the underwriting syndications are closed for underwriting fees. Investment banking revenues are included in “Retail brokerage and investment banking revenues” in the consolidated statement of income and comprehensive income.

Commissions

The Company earns commissions from clients for execution of securities, mutual funds, and insurance transactions. Commission income and related expenses are recorded on a trade-date basis.

Asset Management Fees

Asset management fees are computed based on the market value of assets in the Company’s managed accounts program, and are generally recognized over the period the related service is provided based on contractual terms.

Short Term Borrowings

Prior to the outsourcing of Advest’s clearing operations in the ordinary course of business, primarily to facilitate securities settlements and finance margin debits and trading inventories, Advest obtains bank loans which are collateralized by its trading securities and customers’ margin securities. The loans are payable on demand and bear interest based on the federal funds rate.

Deferred Policy Acquisition Costs (“DPAC”)

The costs of acquiring new business, principally commissions, underwriting, agency, and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred.

For participating traditional life policies, DPAC is amortized over the expected life of the contracts (30 years) as a constant percentage based on the present value of estimated gross margins expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2002, the expected investment yield for the Closed Block was 7.26% for the year 2003 with subsequent years grading down to an ultimate aggregate yield of 7.13% in the year 2013. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.

For universal life products and investment-type products, DPAC is amortized over the expected life of the contracts (ranging from 15 to 30 years) as a constant percentage based on the present value of estimated gross profits expected to be realized over the life of the contracts using the initial locked in discount rate. For non-participating term policies, DPAC is amortized over the expected life of the contracts (ranging from 10 to 20 years) in proportion to premium revenue recognized. The discount rate for all products is 8.0%. Estimated gross profits arise principally from investment results, mortality and expense margins and surrender charges.

The Company conducts programs from time-to-time that allow annuity contractholders to exchange older annuity contracts for new annuity products sold at no cost. The Company has determined that the old and new products are substantially similar and, as such, the Company retains previously recorded DPAC related to the exchanged contract.

DPAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period. The effect on the amortization of DPAC of revisions in estimated experience is reflected in earnings in the period such estimates are revised. In addition, the effect on the DPAC asset that would result from the realization of unrealized gains (losses) is recognized through an offset to Other Comprehensive Income as of the balance sheet date.

Future Policy Benefits and Policyholders’ Account Balances

Future policy benefit liabilities for participating traditional life policies are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Dividend fund interest assumptions range from 2.0% to 5.5%.

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.6%, 5.9% and 5.9% for the years ended December 31, 2002, 2001, and 2000, respectively. The weighted average interest crediting rate for investment-type products was approximately 4.3%, 4.5% and 4.9% for the years ended December 31, 2002, 2001, and 2000, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends to Policyholders

Dividends to policyholders reflected on the consolidated statement of income and comprehensive income is comprised of policyholder dividends payable in the current year and the change in the deferred dividend liability. Dividends payable to policyholders are determined annually by the board of directors of MONY Life. All but a deminimus amount of dividends paid to policyholders are on policies in the Closed Block. Refer to Note 2 for a more detailed explanation of policyholder dividends, as well as the deferred dividend liability. The change in the deferred dividend liability recognized in the statement of income and comprehensive income was $(14.6) million, $21.2 million, and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Participating Business

At December 31, 2002 and 2001, participating business, substantially all of which is in the Closed Block, represented approximately 34.0% and 39.4% of the Company’s life insurance in force, and 73.7% and 76.8% of the number of life insurance policies in force, respectively. For each of the years ended December 31, 2002, 2001, and 2000 participating business represented approximately 82.5%, 83.5%, and 91.6%, respectively, of life insurance premiums.

Federal Income Taxes

The Company files a consolidated federal income tax return with its life and non-life affiliates except Sagamore Financial Corporation, the parent holding company of USFL. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

Reinsurance

The Company has reinsured certain of its life insurance and investment contracts with other insurance companies under various agreements. Amounts due from reinsurers are estimated based on assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reinsurance reserve credits. Gains on reinsurance are deferred and amortized into income over the remaining life of the underlying reinsured contracts.

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

Consolidated Statements of Cash Flows — Non-cash Transactions

For the years ended December 31, 2002, 2001, and 2000, respectively, real estate of $12.0 million, $18.0 million, and $0.5 million was acquired in satisfaction of debt. At December 31, 2002 and 2001, the Company owned real estate acquired in

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfaction of debt of $24.0 million and $44.3 million, respectively. Other non-cash transactions, which are reflected in the statement of cash flows as a reconciling item from net income to net cash provided by operating activities, consisted primarily of stock distributions from the Company’s partnership investments and payment-in-kind for interest due on certain fixed maturity securities. Non-cash financing activity consisted of the issuance of stock in connection with the acquisitions of Advest and Lebenthal.

Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the year. Diluted earnings per share amounts are computed the same as in the calculations of basic earnings per share amounts, except that such calculations assume, if dilutive, the exercise of the warrants, which are discussed below, and the exercise of employee stock options at the beginning of the periods presented in accordance with the Treasury Stock Method. In addition, the weighted average common shares outstanding during the year used to calculate diluted earnings per share includes non-performance based restricted shares, as well as performance based restricted shares that would be issuable if the performance criteria are met at the end of the reporting period (see Note 21).

In connection with an investment in the MONY Group made on December 30, 1997 by affiliates of Goldman, Sachs & Co. (the “Investors”), the Investors received warrants to purchase, in the aggregate, 7.0% of the fully diluted common stock of MONY Group as of the first date following such effectiveness on which shares of common stock of MONY Group were first issued to eligible policyholders pursuant to MONY Life’s plan of demutualization (December 24, 1998).

Incremental shares totaling 1,227,397 and 1,333,745 from the assumed conversion of dilutive securities were not included in the computation of per share amounts for the year ended December 31, 2002 and 2001, respectively, because to do so would be antidilutive.

Recent Accounting Pronouncements Adopted as of December 31, 2002

On January 1, 2001 the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. The Company’s use of derivative instruments is not significant and accordingly, adoption of the standard did not have a material effect on the Company’s earnings or financial position.

On January 1, 2001 the Company adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a replacement of SFAS No. 125 (“SFAS 140”). SFAS No. 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities, and the extinguishment of liabilities. Adoption of the new requirements did not have a material effect on the Company’s earnings or financial position.

In July 2001, the SFAS issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase method of accounting, abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. All of the Company’s past business combinations have been accounted for under the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no material effect on the Company’s earnings or financial position.

In June 2001, the SFAS issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. This Statement provides specific guidance for testing the impairment of goodwill and intangible assets. This statement was effective for fiscal years beginning after December 15, 2001. As a result of adopting this standard, the Company no longer recognizes goodwill amortization of approximately $12 million on an annualized basis. In addition, since the adoption of this standard, based on the Company’s estimate of its reporting units, the Company has determined that none of its goodwill is impaired.

In October 2001, the SFAS issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. The provisions of SFAS 144 are effective for the financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within such year, except that assets held for sale as a result of disposal activities initiated prior to the effective date of SFAS 144 may be accounted for in accordance with prior guidance until the end of the fiscal year in which SFAS 144 is effective. SFAS 144 retains many of the same provisions as SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposed of” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statement of income and comprehensive income. The Company had real estate that meets the definition of a component of the entity. Substantially all of the Company’s real estate to be disposed of resulted from disposal activities initiated prior to the effective date of SFAS 144. The carrying value of real estate to be disposed of at December 31, 2002 was $26.8 million. The Company’s pretax loss from real estate to be disposed of for the year ended December 31, 2002, which is reported in the Company’s consolidated statement of income and comprehensive income as a discontinued operation, was $3.9 million.

Recent Accounting Pronouncements Not Yet Adopted as of December 31, 2002

In January 2003, the SFAS issued SFAS Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as “variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. Interpretation 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. Interpretation 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of Interpretation 46 is not expected to have a material impact on the Company’s earnings or financial position.

4.    Investment Income, Trading Gains (Losses), Realized and Unrealized Investment Gains (Losses), and Comprehensive Income:

Net investment income for the years ended December 31, 2002, 2001 and 2000 was derived from the following sources:

	2002	2001	2000
	($ in millions)
Net Investment Income
Fixed maturity securities(1)	$491.0	$485.2	$495.4
Equity securities	7.9	(33.9)	239.4
Mortgage loans	138.9	139.8	144.3
Other investments (including cash and short-term)(1)	129.1	139.7	144.1

Total investment income	766.9	730.8	1,023.2
Investment expenses	29.6	46.0	45.1

Net investment income	$737.3	$684.8	$978.1

(1)	Amounts in 2002 include net investment income earned on fixed maturity securities and cash and cash equivalents on deposit in the Debt Service Coverage Account sub-account OB — see Note 20.

Net realized gains (losses) on investments for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	2002	2001	2000
	($ in millions)
Fixed maturity securities	$(79.3)	$(2.6)	$(30.1)
Equity securities	(38.7)	(7.8)	21.5
Mortgage loans	(3.0)	9.3	19.8
Other invested assets	(32.0)	(11.2)	26.3

	$(153.0)	$(12.3)	$37.5

Following is a summary of the change in unrealized investment gains (losses), net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 8), which are reflected in Accumulated Other Comprehensive Income for the periods presented. The net change in unrealized investment gains (losses) and the change in the Company’s minimum pension

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability represent the only components of other comprehensive income for the years ended December 31, 2002, 2001 and 2000 as presented below:

	2002	2001	2000
	($ in millions)
Other Comprehensive Income
Change in unrealized gains (losses):
Fixed maturity securities(1)	$370.5	$156.7	$196.7
Equity securities	(38.7)	(3.4)	(59.9)

Subtotal	331.8	153.3	136.8
AEGON Portfolio (See Note 11)	(29.3)	31.0	20.6

Subtotal	302.5	184.3	157.4
Effect on unrealized gains (losses) on investments attributable to:
DPAC	(67.4)	(30.3)	(93.1)
Deferred federal income taxes	(81.6)	(48.2)	(20.6)
Net unrealized gains (losses) and DPAC transferred to the Closed Block	(129.8)	(69.2)	2.5

Change in unrealized gains (losses) on investments, net	23.7	36.6	46.2
Minimum pension liability adjustment	(1.9)	(11.5)	(3.8)

Other comprehensive income	$21.8	$25.1	$42.4

(1)	Amounts in 2002 include $3.5 million of changes in unrealized gains related to fixed maturity securities, which are on deposit in the Debt Service Coverage Account sub-account CB — see Note 20.

The following table sets forth the reclassification adjustments required for the years ended December 31, 2002, 2001, and 2000 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2002	2001	2000
	($ in millions)
Reclassification Adjustments
Unrealized gains (losses) on investments	$68.2	$34.6	$48.6
Reclassification adjustment for gains included in net income	(46.4)	(9.5)	(6.2)

Unrealized gains (losses) on investments, net of reclassification adjustments	$21.8	$25.1	$42.4

Unrealized gains (losses) on investments, (excluding net unrealized gains (losses) on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2002, 2001 and 2000 are net of income tax expense (benefit) of $106.6 million, $43.2 million, and $17.2 million, respectively, and $(71.7) million, $(32.1) million, and $(95.5) million, respectively, relating to the effect of such unrealized gains (losses) on DPAC.

Reclassification adjustments, (excluding net unrealized gains (losses) on assets allocated to the Closed Block), reported in the above table for the years ended December 31, 2002, 2001 and 2000 are net of income tax expense (benefit) of $(25.0) million, $5.1 million and $3.3 million, respectively, and $4.3 million, $1.8 million and $2.5 million, respectively, relating to the effect of such amounts on DPAC.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Fixed Maturity and Equity Securities:

Fixed Maturity Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities available-for-sale, including the Debt Service Coverage Account sub-account OB (see note 20), as of December 31, 2002 and 2001 are as follows:

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2002(1)	2001	2002(1)	2001	2002(1)	2001	2002(1)	2001
	($ in millions)
U.S. Treasury securities and Obligations of U.S. Government agencies	$948.0	$309.8	$75.0	$14.8	$0.2	$0.5	$1,022.8	$324.1
Collateralized mortgage obligations:
Government agency-backed	171.6	248.9	8.4	5.8	—	0.4	180.0	254.3
Non-agency backed	92.8	109.4	3.4	4.8	—	0.0	96.2	114.2
Other asset-backed securities:
Government agency-backed	121.9	18.4	5.9	0.7	—	0.0	127.8	19.1
Non-agency backed	582.1	397.9	34.6	14.2	4.6	6.3	612.1	405.8
Foreign governments	42.5	37.0	6.1	4.0	0.3	0.9	48.3	40.1
Utilities	546.1	551.3	37.2	16.9	7.3	4.6	576.0	563.6
Corporate bonds	4,901.3	5,100.9	387.1	158.9	30.9	61.6	5,257.5	5,198.2

Total bonds	7,406.3	6,773.6	557.7	220.1	43.3	74.3	7,920.7	6,919.4
Redeemable preferred stocks	47.0	55.6	3.5	1.2	—	0.1	50.5	56.7

Total	$7,453.3	$6,829.2	$561.2	$221.3	$43.3	$74.4	$7,971.2	$6,976.1

(1)	The amortized cost, gross unrealized gains and estimated fair value of fixed maturity securities in the Debt Service Coverage Account Sub-account OB at December 31, 2002 are $58.3 million, $3.5 million, and $61.8 million, respectively — see Note 20.

The carrying value of the Company’s fixed maturity securities available-for-sale at December 31, 2002 and 2001 is net of adjustments for impairments in value deemed to be other than temporary of $124.4 million and $48.2 million, respectively.

At December 31, 2002 and 2001, there was $6.7 million and $0.0 million, respectively, of fixed maturity securities which had been non-income producing for the twelve months preceding such dates.

The Company classifies fixed maturity securities available-for-sale which: (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or (iv) are deemed to have other than temporary impairments to value as “problem fixed maturity securities.” At December 31, 2002 and 2001, the carrying value of problem fixed maturity securities held by the Company was $274.7 million and $66.7 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2002 and 2001, the carrying value of potential problem fixed maturity securities held by the Company was $8.5 million and $16.1 million, respectively. In addition, at December 31, 2002 and 2001, the Company had no fixed maturity securities which had been restructured.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2002, are as follows:

	2002
	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$498.9	$507.7
Due after one year through five years(1)	2,082.4	2,227.1
Due after five years through ten years	2,851.6	3,099.2
Due after ten years	1,052.0	1,121.1

Subtotal	6,484.9	6,955.1
Mortgage- and asset-backed securities	968.4	1,016.1

Total	$7,453.3	$7,971.2

(1)	Amounts in 2002 include fixed maturity securities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB (see Note 20).

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

Proceeds from sales of fixed maturity securities available-for-sale during 2002, 2001 and 2000 were $468.1 million, $484.3 million and $441.3 million, respectively. Gross gains of $35.1 million, $21.4 million, and $7.2 million and gross losses of $6.6 million, $8.3 million, and $16.3 million were realized on these sales, in 2002, 2001 and 2000, respectively.

Equity Securities

The cost, gross unrealized gains and losses, and estimated fair value of marketable and non-marketable equity securities at December 31, 2002 and 2001 are as follows:

	Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2002	2001	2002	2001	2002	2001	2002	2001
	($ in millions)
Marketable equity securities	$61.5	$69.0	$3.0	$6.2	$2.3	$6.9	$62.2	$68.3
Non-marketable equity securities	192.8	220.7	29.5	31.0	35.5	20.8	186.8	230.9

	$254.3	$289.7	$32.5	$37.2	$37.8	$27.7	$249.0	$299.2

Proceeds from sales of equity securities during 2002, 2001 and 2000 were $16.5 million, $31.0 million and $449.2 million, respectively. Gross gains of $2.7 million, $3.1 million and $81.2 million and gross losses of $2.8 million, $9.5 million and $57.8 million were realized on these sales during 2002, 2001, and 2000, respectively.

Trading Account Securities and Securities sold, not yet purchased

As of December 31, 2002 and 2001 the Company’s trading account securities and inventory of securities sold, not yet purchased consisted of the following, at market value

	2002			2001
	Trading account securities	Securities pledged as collateral	Securities sold, not yet purchased	Trading account securities	Securities pledged as collateral	Securities sold, not yet purchased
	(in $ millions)
Corporate obligations	$460.5	$—	$439.1	$148.3	$334.0	$371.8
State and municipal obligations	129.9	—	2.0	45.2	—	—
US government and agency obligations	108.2	—	132.6	139.5	11.5	165.3
Mortgage-backed securities	24.8	—	11.8	42.3	—	0.8
Stocks and warrants	3.3	—	1.3	3.2	—	1.3

	$726.7	$—	$586.8	$378.5	$345.5	$539.2

The Company uses financial futures contracts primarily to manage the risk associated with its municipal obligations and trading inventories. These derivative transactions are entered into when inventory levels exceed pre-determined thresholds specified in the Company’s risk management policy. The fair values of the Company’s futures contracts, which are based on quoted exchange prices, are reflected in the Company’s balance sheet under the caption “Trading account securities, at market value” and “Securities sold, not yet purchased, at market value”, with the daily change in market value reflected in revenue from principal transactions, net.

The Company’s average fair value of futures contracts during the years ended December 31, 2002 and 2001 was $14.4 million and $1.5 million, respectively. At December 31, 2002 the market value of open positions was $15.8 million. At December 31, 2001, the Company had only nominal open positions.

The Company is exposed to off balance sheet risk related to securities sold, not yet purchased and financial futures sold. These transactions obligate the Company to repurchase such securities and futures at prevailing market prices in the future. These obligations are recorded in the Company’s balance sheet at the market values at December 31, 2002, and the Company will incur a loss if the market value of the securities or futures increases.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Mortgage Loans on Real Estate:

Mortgage loans on real estate at December 31, 2002 and 2001 consist of the following:

	2002	2001
	($ in millions)
Commercial and residential mortgage loans	$1,592.3	$1,533.6
Agricultural mortgage loans	307.8	304.6

Total loans	1,900.1	1,838.2
Less: valuation allowances	(22.7)	(28.5)

Mortgage loans, net of valuation allowances	$1,877.4	$1,809.7

An analysis of the valuation allowances for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
	($ in millions)
Balance, beginning of year	$28.4	$32.2	$37.3
Increase/(decrease) in allowance	0.8	(0.9)	(4.9)
Reduction due to pay downs and payoffs, writeoffs	(2.1)	(0.2)	(0.2)
Transfers to real estate	(4.4)	(2.7)	—

Balance, end of year	$22.7	$28.4	$32.2

Impaired mortgage loans along with related valuation allowances as of December 31, 2002 and 2001 are as follows:

	2002	2001
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$66.7	$93.5
Loans that do not have valuation allowances	90.3	85.2

Subtotal	157.0	178.7
Valuation allowances	(14.7)	(18.4)

Impaired mortgage loans, net of valuation allowances	$142.3	$160.3

During 2002, 2001, and 2000, the Company recognized $11.3 million, $12.8 million, and $19.5 million, respectively, of interest income on impaired loans.

At December 31, 2002 and 2001, the carrying value of mortgage loans which were non-income producing for the twelve months preceding such dates was $13.8 million and $22.0 million, respectively.

At December 31, 2002 and 2001, the Company had restructured mortgage loans of $29.8 million and $66.3 million, respectively. Interest income of $1.5 million, $4.3 million and $6.8 million was recognized on restructured mortgage loans in 2002, 2001, and 2000, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $4.0 million, $7.2 million, and $9.5 million in 2002, 2001 and 2000, respectively.

7.    Segment Information:

The Company’s business activities consist of the following: protection product operations, accumulation product operations, mutual fund operations, securities broker-dealer operations, investment banking operations, investment management operations, insurance brokerage operations, and certain insurance lines of business no longer written by the Company (the “run-off businesses”). These business activities represent the Company’s operating segments. Except as discussed below, these segments are managed separately because they either provide different products or services, are subject to different regulation, require different strategies, or have different technology requirements.

Management considers the Company’s mutual fund operations to be an integral part of the products offered by the Company’s accumulation products segment. Accordingly, for management purposes (including performance assessment and making decisions regarding the allocation of resources), the Company aggregates its mutual fund operations with its accumulation products segment. The securities broker-dealer and investment banking operations are aggregated into the Retail Brokerage and Investment Banking segment because they have similar economic characteristics.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the aforementioned segments, only the Protection Products segment, the Accumulation Products segment and the Retail Brokerage and Investment Banking segment qualify as reportable segments in accordance with SFAS Statement No. 131. All of the Company’s other segments are combined and reported in an Other Products segments.

Products comprising the Protection Products segment primarily include a wide range of individual life insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor whole life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction, as well as the Group Pension Profits derived therefrom (see Note 11) and (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto (see Notes 2 and 18) and (iii) disability income insurance products (which are 100% reinsured and no longer offered by the Company).

The Accumulation Products segment primarily includes flexible premium variable annuities, single and flexible premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, MSC and Matrix. Advest provides diversified financial services including securities brokerage, trading, investment banking, trust, and asset management services. Matrix is a middle market investment bank specializing in merger and acquisition services for a middle market client base. MSC is a securities broker dealer that transacts customer trades primarily in securities and mutual funds. In addition to selling the Company’s protection and accumulation products, MSC provides the Company’s career agency distribution system access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities).

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

Set forth in the table below is certain financial information with respect to the Company’s reportable segments as of and for each of the years ended December 31, 2002, 2001, and 2000, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate nonrecurring items to the segments. In addition, unless otherwise noted, all segment revenues are from external customers.

Assets have been allocated to the segments in amounts sufficient to support the associated liabilities of each segment and maintain a separately calculated regulatory risk-based capital (“RBC”) level for each segment. Allocations of the net investment income and net realized gains on investments were based on the amount of assets allocated to each segment. Other costs and operating expenses were allocated to each of the segments based on: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company’s product pricing. Substantially all non-cash transactions and impaired real estate (including real estate acquired in satisfaction of debt) have been allocated to the Protection Products segment.

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by MONY relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings in 2002, (iv) charges totaling $7.7 million and $56.8 million in 2002 and 2001, respectively, associated with the Company’s reorganization (see Note 24), and (v) a $1.5 million decrease in 2002 in certain reserves established in connection with the reorganization charge recorded in 2001 (see Note 24).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Summary Financial Information

	2002(5)	2001(3)(6)	2000(7)
	($ in millions)
Premiums:
Protection Products	$662.9	$675.5	$685.7
Accumulation Products	11.6	5.3	1.3
Other Products	15.9	14.5	13.5

	$690.4	$695.3	$700.5

Universal life and investment-type product policy fees:
Protection Products	$152.1	$151.6	$134.8
Accumulation Products	46.8	54.7	70.0
Other Products	1.6	0.9	1.0

	$200.5	$207.2	$205.8

Net investment income and net realized gains (losses) on investments(8):
Protection Products	$470.7	$559.4	$796.7
Accumulation Products	58.8	68.6	124.9
Retail Brokerage and Investment Banking	0.3	0.5	0.5
Other Products	21.3	18.0	68.4
Reconciling amounts(4)	29.3	26.0	25.1

	$580.4	$672.5	$1,015.6

Other income:
Protection Products	$97.3	$46.8	$57.7
Accumulation Products	96.1	107.4	120.2
Retail Brokerage and Investment Banking	397.8	350.8	59.7
Other Products	17.3	15.5	17.7
Reconciling amounts	10.8	8.1	5.1

	$619.3	$528.6	$260.4

Amortization of deferred policy acquisition costs:
Protection Products	$110.3	$115.7	$110.8
Accumulation Products	45.8	26.1	28.3
Reconciling amounts	—	17.0	0.0

	$156.1	$158.8	$139.1

Benefits to policyholders(1):
Protection Products	$794.2	$815.1	$791.1
Accumulation Products	87.9	75.4	68.2
Other Products	30.4	29.2	31.5
Reconciling amounts	9.9	5.5	7.6

	$922.4	$925.2	$898.4

Other operating costs and expenses:
Protection Products	$233.7	$245.5	$262.2
Accumulation Products	119.4	127.2	120.0
Retail Brokerage and Investment Banking	395.7	371.3	63.2
Other Products	37.2	39.8	37.1
Reconciling amounts	74.0	92.6	30.7

	$860.0	$876.4	$513.2

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002(5)	2001(3)(6)	2000(7)
	($ in millions)
Income before income taxes and extraordinary item(8)(9):
Protection Products	$59.2	$23.1	$278.1
Accumulation Products	(41.0)	5.7	98.4
Retail Brokerage and Investment Banking	2.4	(20.0)	(3.1)
Other Products	(12.7)	(21.2)	30.8
Reconciling amounts	(43.8)	(81.0)	(8.1)

	$(35.9)	$(93.4)	$396.1

Assets:
Protection Products	$12,341.0	$16,188.1	$16,239.0
Accumulation Products	4,521.8	5,077.7	5,593.5
Other Products	936.5	1,101.3	9.7
Reconciling amounts	1,090.4	1,116.1	1,051.0
Retail Brokerage and Investment Banking	1,036.0	2,173.4	1,682.0

	$19,925.7	$25,656.6	$24,575.2

Deferred policy acquisition costs:
Protection Products	$1,093.3	$1,087.0	$1,064.3
Accumulation Products	133.1	146.8	145.4

	$1,226.4	$1,233.8	$1,209.7

Future Policy Benefits:
Protection Products	$7,543.3	$7,467.2	$7,384.8
Accumulation Products	188.6	173.5	163.4
Other Products	203.1	213.9	229.6
Reconciling amounts	14.9	15.4	16.7

	$7,949.9	$7,870.0	$7,794.5

Unearned Premiums:
Protection Products	$54.7	$53.1	$47.9
Accumulation Products	—	—	—
Other Products	2.6	2.8	2.5
Reconciling amounts	—	—	—

	$57.3	$55.9	$50.4

Policyholders’ balances and other policyholders’ liabilities:
Protection Products	$1,629.8	$2,846.2	$2,858.0
Accumulation Products	1,225.5	969.0	896.6
Other Products	155.7	145.3	149.3
Reconciling amounts	0.6	0.9	1.0

	$3,011.6	$3,961.4	$3,904.9

Separate account liabilities(2)(10):
Protection Products(11)	$604.6	$3,783.7	$3,939.5
Accumulation Products	2,699.0	3,464.3	4,072.9
Other Products	298.1	429.7	499.5
Reconciling amounts	535.9	694.1	770.1

	$4,137.6	$8,371.8	$9,282.0

(1)	Includes interest credited to policyholders’ account balances.

(2)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	See Note 24 for details regarding the allocation of Restructure and Other Charges to segments.

(4)	Includes interest income related to intercompany surplus notes. Interest expense is included as a reconciling item.

(5)	Amounts reported as “reconciling” in 2002 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings and (iv) charges totaling $7.7 million pre-tax relating to the Company’s 2002 restructure charge (see Note 24), and (v) a $1.5 million reversal of certain reserves associated with the Company’s 2001 restructure charge (see Note 24).

(6)	Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group and (iii) charges totaling $56.8 million pre-tax relating to the Company’s 2001 restructure charge (see Note 24).

(7)	Amounts reported as “reconciling” in 2000 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans and (ii) revenues and expenses of the MONY Group.

(8)	Amounts reported in 2002 include a loss of $3.9 million pre-tax from discontinued operations, of which $3.3 million, $0.4 million, and $0.2 million, has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively.

(9)	Amounts reported in 2000 include an extraordinary charge of $37.7 million after tax for the cost incurred by the Company in connection with the repurchase of $115.0 million face amount 9.5% coupon surplus notes, and $123.0 million of its $125.0 million face amount 11.25% coupon surplus notes that were outstanding at December 31, 1999 (see Note 14).

(10)	Includes separate account liabilities relating to the Group Pension Transaction of $0.0 million, $3,179.5 million, and 3,416.7 million as of December 31, 2002, 2001 and 2000, respectively (see Note 11).

(11)	As explained in note 11, in accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on its balance sheet.

Substantially all of the Company’s revenues are derived in the United States. Revenue derived from outside the United States is not material and revenue derived from any single customer does not exceed 10.0% percent of total consolidated revenues.

Following is a summary of revenues by product for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
	($ in millions)
Premiums:
Individual life	$662.6	$675.1	$685.2
Disability income insurance	0.3	0.4	0.5
Group insurance	15.9	14.5	13.5
Other	11.6	5.3	1.3

Total	$690.4	$695.3	$700.5

Universal life and investment-type product policy fees:
Universal life	$64.8	$68.8	$69.0
Variable universal life	78.1	73.4	54.7
Group universal life	9.2	9.4	11.1
Individual variable annuities	46.8	54.7	69.7
Individual fixed annuities	1.6	0.9	1.3

Total	$200.5	$207.2	$205.8

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Deferred Policy Acquisition Costs:

Policy acquisition costs deferred and amortized in 2002, 2001, and 2000 are as follows:

	2002	2001	2000
	($ in millions)
Balance, beginning of the year	$1,233.8	$1,209.7	$1,248.2
Costs deferred during the year	213.1	209.1	190.8
Amortized to expense during the year	(156.1)	(158.8)	(139.0)
Effect on DPAC from unrealized (gains) losses	(64.4)	(26.2)	(90.3)

Balance, end of the year	$1,226.4	$1,233.8	$1,209.7

9.    Pension Plans and Other Postretirement Benefits:

Pension Plans

The Company has a qualified pension plan covering substantially all of MONY Life’s salaried employees. The provisions of the plan provide both (a) defined benefit accruals based on: (i) years of service, (ii) the employee’s final average annual compensation and (iii) wage bases or benefits under Social Security, and (b) defined contribution accruals based on a Company matching contribution equal to 100% of the employee’s elective deferrals under the incentive savings plan for employees up to 3% of the employee’s eligible compensation and an additional 2% of eligible compensation for each active participant. Effective June 15, 1999, prospective defined contribution accruals in the defined benefit plan ceased and were redirected to the Investment Plan Supplement for Employees of MONY Life. The Company did not make any contribution in the current year or prior year under Section 404 of the Internal Revenue Code (“IRC”) because the plan was fully funded under Section 412 of the IRC.

During 2002, the Company amended its Qualified Pension plan which increased certain benefit liabilities payable thereunder. The amendment resulted in an increase of $3.7 million in the plan’s projected benefit obligation.

The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, private placement debt securities and bonds. At December 31, 2002 and 2001, $304.7 million and $415.3 million, respectively, were invested in the MONY Pooled Accounts. Benefits of $30.2 million, $27.9 million and $33.9 million were paid by this plan for the years ended December 31, 2002, 2001 and 2000, respectively.

MONY Life also sponsors a non-qualified employee excess pension plan, which provides both defined benefits and defined contribution accruals in excess of Internal Revenue Service limits to certain employees. The benefits are based on years of service and the employees final average annual compensation. Pension benefits are paid from the Company’s general account. In addition, Advest, Inc. sponsors two non-qualified benefit plans. The Account Executive Non-qualified Defined Benefit Plan (the “AE Defined Benefit Plan”) offers certain high-performing financial advisors retirement benefits based upon a formula reflecting their years of service, the gross commissions they generate and Advest’s contributions to their Advest Thrift Plan 401(k) accounts. During fiscal 2000, Advest amended the AE Defined Plan to permit commencement of benefit distributions at age 55 under some circumstances, and to provide other enhanced benefits to participants. During fiscal 2002, Advest further amended the AE Defined Benefit Plan to permit commencement of benefits at age 55 under some circumstances, and to alter the formula under which the benefits of certain participants are calculated. The Executive Non-qualified Post-Employment Income Plan (the “Executive Defined Benefit Plan”) provides certain senior executives with income for 10 years after retirement equal to a percentage of their final average earnings based upon a formula reflecting years of service, assumed social security benefits and Advest contributions to certain other benefit plans on the executive’s behalf. Although the AE Defined Benefit Plan and the Executive Defined Benefit Plan are considered to be “unfunded”, assets have been set aside in revocable trusts for each to fund future payments. These trusts are available to general creditors of Advest in the event of liquidation. The fair value of these trusts, which are included in securities inventory and other assets at December 31, 2002, was $18.9 million which was less than the projected benefit obligation by $6.2 million.

Postretirement Benefits

The Company provides certain health care and life insurance benefits for retired employees and field underwriters of MONY Life. The Company amortizes its postretirement transition obligation over a period of twenty years.

Assumed health care cost trend rates typically have a significant effect on the amounts reported for health care plans, however, under the Company’s postretirement healthcare plan, there is a per capita limit on the Company’s healthcare costs. As a result, a one-percentage point change in the assumed healthcare cost trend rates would have an immaterial effect on amounts reported.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company’s qualified and non-qualified defined benefit pension plans and other benefits which represent the Company’s postretirement benefit obligation:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$427.4	$386.1	$104.7	$103.9
Service cost	7.3	8.3	1.5	1.5
Interest cost	30.4	30.9	6.7	7.2
Plan amendment	8.2	1.8	—	—
Actuarial loss	20.4	25.8	(0.9)	0.5
Benefits paid	(37.2)	(41.4)	(9.9)	(8.4)

Benefit obligation at end of year	456.5	411.5	102.1	104.7

Change in plan assets:
Fair value of plan assets at beginning of year	419.5	469.9	—	—
Actual return on plan assets	(32.6)	(20.5)	—	—
Employer contribution	7.0	13.5	9.9	8.4
Benefits and expenses paid	(39.0)	(43.4)	(9.9)	(8.4)

Fair value of plan assets at end of year	354.9	419.5	—	—

Funded status	(101.6)	8.0	(102.1)	(103.7)
Unrecognized actuarial loss	178.5	98.4	12.1	12.1
Unamortized transition obligation	1.7	2.1	30.6	33.6
Unrecognized prior service cost	6.4	(11.4)	(0.7)	(0.8)

Net amount recognized	$85.0	$97.1	$(60.1)	$(58.8)

Amounts recognized in the statement of financial position consist of the following:
Prepaid benefit cost	$151.0	$145.4	$—	$—
Accrued benefit liability	(91.2)	(65.6)	(60.1)	(58.8)
Intangible asset	6.2	2.1	—	—
Accumulated other comprehensive income	19.0	15.2	—	—

Net amount recognized	$85.0	$97.1	$(60.1)	$(58.8)

The Company’s qualified plan had assets of $345.7 million and $419.5 million at December 31, 2002 and 2001, respectively. The projected benefit obligation and accumulated benefit obligation for the qualified plan were $365.2 million and $338.9 million at December 31, 2002 and $343.5 million and $310.6 million at December 31, 2001, respectively.

The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plan, which is unfunded, were $93.3 million and $91.2 million at December 31, 2002 and $68.0 million and $65.6 million at December 31, 2001, respectively.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Weighted-average assumptions for the year ended December 31:
Discount rate	6.6%	7.3%	6.6%	7.3%
Expected return on plan assets	10.0%	10.0%	0.0%	0.0%
Rate of compensation increase(1)	—	—	5.0%	5.0%

(1)	For MONY Life, no benefits bearing incentive compensation is assumed for 2002. Otherwise benefits bearing compensation is assumed to increase by 4% for all participants eligible for incentive compensation and by 5% for all others. Benefits bearing incentive compensation for the top four officers is assumed to be 50% of base salary after 2002. For Advest, the rates of future compensation increases for the AE Defined Benefit Plan and the Executive Defined Benefit Plan are 3.00% and 4.43%, respectively, as of December 31, 2002.

For measurement purposes, a 10% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 6% percent for 2010 and remain at that level thereafter.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost for the pension and other post-retirement plans are as follows:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
	($ in millions)
Components of net periodic benefit cost
Service cost	$7.3	$8.3	$6.1	$1.5	$1.5	$1.2
Interest cost	30.4	30.9	29.4	6.7	7.2	6.5
Expected return on plan assets	(39.8)	(45.5)	(46.9)	—	—	—
Amortization of prior service cost	(0.3)	(0.8)	(1.5)	(0.1)	(0.2)	(0.1)
Curtailment gain	—	—	(2.0)	—	—	—
Special termination benefits	—	—	—	—	—	—
Recognized net actuarial loss/(gain)	4.6	1.1	(0.2)	—	—	—
Amortization of transition items	0.3	(7.5)	(7.9)	3.1	3.1	3.1

Net periodic benefit cost	$2.5	$(13.5)	$(23.0)	$11.2	$11.6	$10.7

The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. At December 31, 2002 and 2001, the fair value of plan assets was $165.1 million and $198.9 million, respectively. For the years ended December 31, 2002, 2001, and 2000, the Company contributed $2.8 million, $3.2 million and $3.2 million to the plan, respectively, which amounts are reflected in other operating costs and expenses in the Company’s consolidated statement of income.

The Company has a non-qualified defined contribution plan, which is unfunded. The non-qualified defined contribution plan projected benefit obligation, which equaled the accumulated benefit obligation, was $52.9 million and $59.5 million as of December 31, 2002 and 2001, respectively. The non-qualified defined contribution plan’s net periodic expense was $(2.7) million, $(0.2) million and $7.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also has incentive savings plans in which substantially all employees and career field underwriters of MONY Life are eligible to participate. The Company matches field underwriter contributions up to 2% of eligible compensation and may also make an additional profit sharing contribution for non-officer employees. As with the employee excess plan, the Company also sponsors non-qualified excess defined contribution plans for both the field underwriter retirement plan and the incentive savings plan for field underwriters of MONY Life. Advest also maintains The Advest Thrift Plan (the “Thrift Plan”) which is a qualified 401(k) plan. All employees who are scheduled to work at least 20 hours per week and are not classified as temporary employees are eligible to participate beginning on the first day of a month following their commencement of employment. However, an employee will be eligible to receive Advest contributions only after having completed one year of service. For the calendar 2002 plan year Advest made a contribution of 100% of participants’ contributions to their Thrift Plan accounts up to 2% of compensation and a direct contribution to participants’ Thrift Plan accounts equal to 1.5% of compensation. Advest’s contribution expense for the year ended December 31, 2002 was $4.0 million. The Company also sponsors several other 401(k) plans for its smaller subsidiaries which the Company considers immaterial.

10.    Income Taxes:

The Company files a consolidated income tax return with its life and non-life affiliates, except Sagamore Financial Corporation and its subsidiaries (see Note 3).

Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the income tax (benefit)/expense is presented below:

	2002	2001	2000
	($ in millions)
Income tax (benefit) expense:
Current	$(43.1)	$(22.2)	$81.1
Deferred	31.9	(10.4)	52.7

Income tax (benefit) expense from continuing operations	(11.2)	(32.6)	133.8
Discontinued Operations	(1.4)	—	—
Extraordinary item	—	—	(20.3)

Total	$(12.6)	$(32.6)	$113.5

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal income taxes reported in the consolidated statements of income and comprehensive income are different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

	2002	2001	2000
	($ in millions)
Tax at statutory rate	$(11.2)	$(32.7)	$138.6
Dividends received deduction	(1.2)	(2.4)	(2.5)
Goodwill	—	6.0	—
Tax settlements/accrual adjustments	(3.1)	(3.2)	—
Meals and entertainment	1.7	2.2	—
Officers life insurance	3.7	(0.6)	—
Other	(1.1)	(1.9)	(2.3)

Federal income tax (benefit) expense from continuing operations	(11.2)	(32.6)	133.8
Discontinued operations	(1.4)	—	—
Extraordinary item	—	—	(20.3)

Provision for income taxes	$(12.6)	$(32.6)	$113.5

The Company’s federal income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes which may become due pending the outcome of IRS examinations.

The components of deferred tax liabilities and assets at December 31, 2002 and 2001 are as follows:

	2002	2001
	($ in millions)
Deferred policy acquisition costs	$134.1	$310.1
Fixed maturity securities and equity securities	187.5	98.2
Other, net(1)	82.6	185.4
Non life subsidiaries	(36.6)	(9.7)

Total deferred tax liabilities	367.6	584.0

Policyholder and separate account liabilities	133.0	402.3
Accrued expenses	(8.6)	11.8
Deferred compensation and benefits	25.6	66.4
Policyholder dividends	(5.2)
Real estate and mortgages	9.9	(15.0)

Total deferred tax assets	154.7	465.5

Net deferred tax liability	$(212.9)	$(118.5)

(1)	Includes $0.0 million and $10.9 million at December 31, 2002 and 2001 of deferred taxes relating to net unrealized gains on fixed maturity securities in the AEGON Portfolio (see Note 11).

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

Pursuant to the Agreement, the Company agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the “Notes”). The Series A Notes pay interest at 6.44% per annum and the Series B Notes pay interest at 6.24% per annum. The Series B Notes matured on December 31, 2002 and the Series A Notes mature on April 7, 2003. The Company’s investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the existing deposits on the transferred business (the “Existing Deposits”). Accordingly, the Company reflects the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction” until the expiration of the agreement, December 31, 2002. In addition, the Company reports in its GAAP earnings the profits from the Existing Deposits as discussed below.

Pursuant to the Agreement, the Company received from AUSA: (i) payments on an annual basis through December 31, 2002 (the “Group Pension Payments”) equal to all of the earnings from the Existing Deposits, (ii) a final payment (the “Final Value Payment”) at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the “New Business Growth Payment”) at December 31, 2002 based on new business growth subsequent to the Transaction Date.

With respect to the Group Pension Payments, the annual results from the Existing Deposits are measured on a basis in accordance with the Agreement (such basis hereafter referred to as the “Earnings Formula”) which is substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities are only recognized when such securities are designated with an NAIC rating of “6”, and (ii) no impairment losses are recognized on mortgage loans until such loans are disposed of, or at the time and in the calculation, of the Final Value Payment. All mortgage loans had been disposed of prior to the calculation of the Final Payment.

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

Operating losses reported in any annual period pursuant to the Earnings Formula are carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 will be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remains, it will be applied (as provided for in the Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes. As of December 31, 2002, there were no operating losses reported in any annual period during the term of the agreement, nor was the Company eligible for any New Business Growth payment.

For the years ended December 31, 2002, 2001 and 2000, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $19.1 million, $27.4 million, and $26.9 million, respectively, and the Company recorded Group Pension Profits of $28.2 million, $30.7 million and $37.1 million, respectively. In addition, the Company earned $12.8 million of interest income on the Notes in each of the aforementioned years. In addition, the Company recorded earnings from the Final Value Payment of $54.1 million (before expenses of approximately $6.0 million relating thereto, which are recorded in “Other operating costs and expenses” in the consolidated statement of income and comprehensive income), on December 31, 2002.

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

	As of December 31,
	2002(3)	2001
	($ in millions)
Assets:
General Account
Fixed maturity securities: available for sale, at estimated fair value (amortized cost of $1,371.2)	$—	$1,400.5
Mortgage loans on real estate	—	26.5
Cash and cash equivalents	—	19.4
Accrued investment income	—	24.5

Total general account assets	—	1,470.9
Separate account assets	—	3,179.5

Total assets	$—	$4,650.4

Liabilities:
General liabilities account(1)
Policyholders’ account balances	$—	$1,398.8
Other liabilities	—	18.8

Total general account liabilities	—	1,417.6
Separate account liabilities(2)	—	3,179.5

Total liabilities	$—	$4,597.1

(1)	Includes general account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $71.2 million as of December 31, 2001.

(2)	Includes separate account liabilities transferred in connection with the Group Pension Transaction pursuant to indemnity reinsurance of $11.8 million as of December 31, 2001.

(3)	As explained in Note 11, in accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon, the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on the Company’s balance sheet.

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions)
Revenues:
Product policy fees	$18.3	$19.6	$26.3
Net investment income	88.2	102.0	113.5
Net realized gains (losses) on investments(2)	0.8	1.5	(1.2)

Total revenues	107.3	123.1	138.6
Benefits and Expenses:
Interest credited to policyholders’ account balances	63.5	74.8	84.6
Other operating costs and expenses	15.6	17.6	16.9

Total benefits and expenses	79.1	92.4	101.5

Group Pension Profits	28.2	30.7	37.1

Final Value Payment(1)	54.1	—	—

Total	$82.3	$30.7	$37.1

(1)	Expenses of approximately $6.0 million relating to the Final Value Payment are recorded in “Other operating costs and expenses” on the Company’s consolidated statement of income and comprehensive income.

(2)	Includes $2.5 million of pretax realized losses ($1.6 million after-tax) relating to the impairment of certain investment which was included in the 4th quarter 2001 Other Charges (see Note 24).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Estimated Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments approximate their carrying amounts, except for mortgage loans, long-term debt and investment-type contracts. The methods and assumptions utilized in estimating the fair values of the Company’s financial instruments are summarized as follows:

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

Mortgage Loans

The fair value of mortgage loans is estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral. At December 31, 2002 and 2001 the fair value of mortgage loans was $2,065.5 million and $1,880.8 million, respectively.

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

Investment-Type Contracts

The fair values of annuities are based on estimates of the value of payments available upon full surrender. The carrying value and fair value of annuities at December 31, 2002 were $1,459.2 million and $1,439.4 million, respectively. The carrying value and fair value of annuities at December 31, 2001 were $1,196.8 million and $1,187.6 million, respectively.

Securities Inventory, Held at Clearing Broker

Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. Under SFAS 140, securities which can be sold or rehypothecated by the holder are classified as pledged securities owned. As all of the Company’s securities are deposited with a clearing broker, they have been classified accordingly.

13.    Reinsurance:

Life insurance business is primarily reinsured on a yearly renewable term basis under various reinsurance contracts except for the level term product, which is reinsured under a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products.

The Company has entered into coinsurance agreements with other insurers related to a portion of its extended term insurance, guaranteed interest contract and long-term disability claim liabilities, and reinsures approximately 50% of its block of paid-up life insurance policies.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of reinsurance for the years indicated ($ in millions):

	2002	2001	2000
Direct premiums (includes $65.0, $68.3 and $70.9 of accident and health premiums for 2002, 2001, and 2000, respectively)	$801.7	$803.6	$806.0
Reinsurance assumed	7.2	6.0	5.3
Reinsurance ceded (includes ($64.6), ($67.8), and ($70.4) of accident and health premiums for 2002, 2001, and 2000, respectively)	(118.5)	(114.4)	(110.8)

Net premiums	$690.4	$695.2	$700.5

Universal life and investment type product policy fee income ceded	$34.5	$27.7	$26.0

Policyholders’ benefits ceded	$129.0	$126.4	$137.4

Interest credited to policyholders’ account balances ceded	$2.9	$3.7	$3.6

The Company is primarily liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

14.    Debt:

The Company’s debt at December 31, 2002 and 2001 consists of the following:

	2002	2001
	($ in millions)
Short term debt:
Bank borrowings	$—	$313.0
Current portion of long term borrowings	7.0	7.0

Total short term debt	$7.0	$320.0

Long term debt:
Surplus notes	$1.9	$1.9
Long term borrowings	—	7.0
Insured Notes (see Notes 1 and 20)	300.0	—
Senior Notes	574.4	574.2

Total long term debt	$876.3	$583.1

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

On March 8, 2000, the MONY Group issued $300.0 million principal amount of senior notes (the “$300 Million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $300 Million Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the $300 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the MONY Group from the issuance of the $300 million Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately $280.0 million of the net proceeds from the issuance of the Senior Notes was used by MONY Group to finance MONY Life’s repurchase, on March 8, 2000, of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the “9.5% Notes” and the “11.25% Notes”, respectively), which were previously outstanding. The balance of the net proceeds from the issuance of the Senior Notes was retained by the MONY Group for general corporate purposes. In the third quarter of 2000 and first quarter of 2001, MONY Life repurchased another $6.5 million and $0.1 million face amount of the 11.25% notes, respectively, resulting in a remaining balance outstanding of $1.9 million at December 31, 2002. MONY Group’s financing of MONY Life’s repurchase of its 9.5% Notes and 11.25% Notes consisted of a capital contribution by MONY Group to MONY Life of $65.0 million and the purchase by MONY Group from MONY Life of two separate newly issued “inter-company” surplus

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes. The inter-company surplus note issued to replace the 9.5% Notes has a par value of $115 million, a coupon rate of interest of 8.65%, and matures on December 31, 2012. The inter-company surplus note issued to replace the 11.25% Notes has a par value of $100 million, a coupon rate of interest of 8.65%, and matures on August 15, 2024. Principal on the inter-company surplus notes is payable at maturity and interest is payable semi-annually.

As a result of the repurchase of the 9.5% Notes and substantially all of the 11.25% Notes, the Company recorded a pre-tax tax loss of $58.1 million ($37.7 million after tax) during 2000. The loss resulted from the premium paid by MONY Life to the holders of the 9.5% Notes and the 11.25% Notes reflecting the excess of their fair value over their carrying value on the Company’s books at the date of the transaction of approximately $7.0 million and $51.1 million, respectively. This loss is reported, net of tax, as an extraordinary item on the Company’s income statement for the year ended December 31, 2000

On December 7, 2000, the MONY Group Inc. issued $275.0 million principal amount of senior notes (the “$275.0 Million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $275.0 Million Senior Notes mature on December 15, 2005 and bear interest at 7.45% per annum. The principal amount of the $275 Million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds, after deducting underwriting commissions and other expenses were used to fund the acquisition of Advest.

Bank Borrowings

At December 31, 2001, the Company’s Advest subsidiary had $313.0 million outstanding in bank loans, $281.0 million of which was collateralized by firm and customer securities. The entire principal and interest outstanding on the loans was paid off in January, 2002. The weighted average interest rate on Advest bank loans outstanding at December 31, 2001 was 2.1%.

Long Term Borrowings

At December 31, 2002, the Company’s Advest subsidiary had $7.0 million outstanding on a private placement note with three institutional investors. Under the terms of the note, equal principal payments are due on the last day of December through and including December 31, 2003. The note is investment-grade rated and bears interest at the rate of 7.95% per annum payable semiannually on the last day of June and December.

Debt Service Payments

Aggregate contractual long term debt service payments on the Company’s debt at December 31, 2002 for the succeeding five years are $71.4 million, $57.8 million, $331.9 million, $37.4 million and million, respectively, and $807.0 million thereafter.

15.    Securities Lending and Concentration of Credit Risk:

Securities Lending Risk:

Pursuant to a securities lending agreement with a major financial institution, the Company from time to time lends securities to approved borrowers. At December 31, 2002 and 2001, securities loaned by the Company under this agreement had a fair value of approximately $351.8 million and $161.5 million, respectively. The minimum collateral when securities are loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis; the collateral is increased or decreased in accordance with our agent agreement.

Concentration of Credit Risk:

At December 31, 2002 and 2001, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 1.2% and 1.9%, respectively, of total cash and invested assets.

The Company’s fixed maturity securities are diversified by industry type. The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10.0% or more of the carrying value of the fixed maturity securities at December 31, 2002 are Consumer Goods of $1,457.6 million (18.3%), Non-Government Asset/Mortgage Backed securities of $1,016.2 million (12.8%), and Other Manufacturing of $848.0 million (10.6%).

The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10.0% or more of the carrying value of the fixed maturity securities at December 31, 2001 are Consumer Goods of $1,225.1 million (17.6%), Non-Government Asset/Mortgage Backed securities of $793.1 million (11.4%), and Public Utilities of $739.8 million (10.6%).

The Company held below investment grade fixed maturity securities with a carrying value of $892.7 million at December 31, 2002. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 2001, the carrying value of the Company’s investments in below investment grade fixed maturity securities amounted to $603.1 million.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2002 and 2001 are as follows:

	2002		2001
	($ in millions)
Geographic Region
Mountain	$384.7	18.7%	$414.2	20.3%
Southeast	456.8	22.2	449.1	22.0
Midwest	350.1	17.0	336.2	16.5
West	366.1	17.8	361.6	17.7
Northeast	261.9	12.7	274.1	13.4
Southwest	238.0	11.6	205.3	10.1

Total	$2,057.6	100.0%	$2,040.5	100.0%

The states or jurisdictions with the largest concentrations of mortgage loans and real estate investments at December 31, 2002 are: California, $236.8 million (11.5%); Arizona $212.2 million (10.3%); Texas, $186.2 million (9.1%); Washington D.C., $149.0 million (7.2%); New York, $145.7 million (7.1%); Georgia, $137.5 million (6.7%); and Washington, $96.5 million (4.7%).

As of December 31, 2002 and 2001, the real estate and mortgage loan portfolio was also diversified by property type as follows:

	2002		2001
	($ in millions)
Property Type
Office buildings	$906.5	44.1%	$873.3	42.7%
Agricultural	306.9	14.9	304.9	15.0
Hotel	274.2	13.3	297.8	14.6
Retail	135.3	6.6	138.8	6.8
Other	123.2	6.0	135.1	6.6
Industrial	188.2	9.1	156.6	7.7
Apartment buildings	123.3	6.0	134.0	6.6

Total	$2,057.6	100.0%	$2,040.5	100.0%

16.    Commitments and Contingencies:

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. MONY Life and MLOA intend to defend themselves vigorously against the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

On March 27, 2000, plaintiffs filed a new action in New York State Supreme Court bearing the same caption and naming the same defendants as the previously filed federal action. The state court complaint differed from the complaint previously filed in federal court in two primary respects. First, it no longer asserted a claim for damages against the New York Superintendent, nor did its prayer for relief seek entry of an order vacating or modifying the New York Superintendent’s decision or requiring the New York Superintendent to direct MONY Life to place additional assets into the Closed Block. Rather, it sought an accounting and an order from the Court directing MONY Life to transfer additional assets to the Closed Block.

Second, the new complaint contains claims for breach of contract and fiduciary duty, as well as new allegations regarding the adequacy of the disclosures contained in the Policyholder Information Booklet distributed to policyholders soliciting their approval of the plan of demutualization (which plaintiffs claimed violated both the Insurance Law and MONY Life’s fiduciary duties).

The MONY Group, MONY Life and the New York Superintendent moved to dismiss the state court complaint in its entirety on a variety of grounds. On April 20, 2001, the New York Supreme Court granted both motions and dismissed all claims against the MONY Group, MONY Life and the New York Superintendent. On October 29, 2002, the New York State Appellate Division, First Department affirmed the dismissal of all claims against the MONY Group, MONY Life and the New York Superintendent. On November 8, 2002 plaintiffs filed a Motion with the New York Court of Appeals seeking permission to file an appeal from the Appellate Division’s decision. On January 9, 2003, the Court of Appeals denied plaintiffs’ motion, thereby concluding the litigation.

(ii) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company is appealing, the Company recorded a charge aggregating $13.7 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $6.8 million of this charge is reflected in the income statement caption entitled “net realized losses” because it represents the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which is reflected in the income statement caption entitled “other operating costs and expenses” represents management’s best estimate of the interest that the court will require the Company to pay its former joint venture partner, as well as legal costs.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) In December 2002 federal securities regulators (SEC) and self-regulatory organizations (NASD) directed all broker-dealers, including the Company, to evaluate their procedures with respect to mutual fund sales charge breakpoints. Management does not believe that the outcome of its evaluation, including any determination it may make with respect to sales charges paid by its customers, will have a material adverse effect on the Company’s results of operation, cash flows, or financial position.

(iv) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse affect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

(v) At December 31, 2002, the Company had commitments to fund the following: $111.0 million of equity partnership investments, $7.5 million private fixed maturity security with an interest rate of 6.83%, $8.8 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 6.25% to 7.37%, $147.0 million fixed and floating rate commercial mortgages with interest rates ranging from 3.93% to 8.36% and $7.4 million of mezzanine financing with pay rates ranging from 10.0% to 15.5%.

(vi) In addition, MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million, with a scheduled renewal date in July 2003. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program which was activated in the third quarter of 2000. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40% and cash and cash equivalents on a separate company basis equal to the greater of $75 million or one and one half years of debt service. As of December 31, 2002, MONY Group was in compliance with each of the covenants as follows: (i) MONY Life’s tangible net worth determined in accordance with Statutory Accounting Practices totaled $1,118.1 million, (ii) MONY Group’s debt to total capitalization ratio (including comprehensive income and short-term debt) for purposes of the credit facility was 30.7%, and (iii) MONY Group had cash and cash equivalents of $168.4 million. For purposes of the facility, cash and cash equivalents is defined to include only commercial paper rated at least A1/P1 and US Treasuries. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2002 and 2001. The facility was amended at the consummation of the offering of the Notes to permit the offering of the Notes.

The Company has entered into various operating lease agreements for office space, furniture and equipment. These leases have remaining non-cancelable lease terms in excess of one year. Total rental expense for these operating leases amounted to $46.1 million in 2002, $46.5 million in 2001, and $29.7 million in 2000. The future minimum rental obligations for the next five years and thereafter under these leases are: $45.3 million for 2003, $39.7 million for 2004, $35.4 million for 2005, $31.4 million for 2006, $28.0 million for 2007, and $119.1 million for the years thereafter.

In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement with the proceeds received from the sale, amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.7 million in 2003, $7.9 million in 2004, $8.0 million in 2005, $8.2 million in 2006, $8.4 million for 2007 and $8.5 million thereafter. The Company has the option to renew the lease at the end of the lease term.

17.    Statutory Financial Information and Regulatory Risk-Based Capital

The combined statutory net (loss) income reported by the Company for the years ended December 31, 2002, 2001, and 2000 was $(83.5) million, $(30.2) million, and $199.3 million, respectively. The combined statutory surplus of the Company as of December 31, 2002 and 2001 was $906.4 million and $917.4 million, respectively. Each of the Company’s insurance subsidiaries exceeds the minimum risk based capital requirements imposed by such subsidiaries’ state of domicile.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Closed Block — Summary Financial Information

Summarized financial information of the Closed Block as of and for the years ended December 31, 2002 and 2001 is presented below. See Note 2 for a detailed discussion of the Closed Block.

	December 31, 2002	December 31, 2001
	($ in millions)
Assets:
Fixed Maturity securities:
Available for sale, at estimated fair value (amortized cost, $3,873.2 and $3,780.9)	$4,160.9	$3,868.9
Mortgage loans on real estate	633.6	622.1
Real estate	8.3	—
Amounts due from broker	0.9	6.2
Policy loans	1,119.0	1,144.3
Cash and cash equivalents	59.2	56.2
Premiums receivable	11.1	12.5
Deferred policy acquisition costs	430.5	500.6
Other assets	210.5	219.3

Total Closed Block assets	$6,634.0	$6,430.1

Liabilities:
Future policy benefits	$6,901.4	$6,869.8
Policyholders’ account balances	291.6	292.9
Other policyholders’ liabilities	159.1	162.2
Other liabilities	328.0	163.9

Total Closed Block liabilities	$7,680.1	$7,488.8

	For the year ended
	December 31 2002	December 31 2001	December 31 2000
	($ in millions)
Revenues:
Premiums	$509.1	$551.4	$582.4
Net investment income	396.5	397.6	395.7
Net realized (losses) gains on investments	(51.4)	6.0	(7.0)
Other Income	2.2	2.4	2.2

Total revenues	856.4	957.4	973.3
Benefits and Expenses:
Benefits to policyholders	566.8	606.9	620.9
Interest credited to policyholders’ account balances	8.6	8.9	8.8
Amortization of deferred policy acquisition costs	49.1	59.4	60.4
Dividends to policyholders	185.5	233.1	232.9
Other operating costs and expenses	6.1	7.0	7.5

Total benefits and expenses	816.1	915.3	930.5

Contribution from the Closed Block	$40.3	$42.1	$42.8

The carrying value of the Closed Block fixed maturity securities at December 31, 2002 and 2001 is net of “other than temporary impairment” adjustments of $60.5 million and $10.9 million, respectively.

At December 31, 2002 and 2001, there were $0.6 million and $0.0 million of fixed maturity securities which have been non-income producing for the twelve months preceding such dates.

At December 31, 2002 and 2001, there were problem fixed maturity securities of $123.3 million and $6.5 million, respectively, and potential problem fixed maturity securities of $0.0 million and $3.2 million, respectively. There were no fixed maturity securities which were restructured at December 31, 2002 and 2001.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of fixed maturity securities in the Closed Block, by contractual maturity dates, excluding scheduled sinking funds, as of December 31, 2002 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$363.5	$366.6
Due after one year through five years	1,004.4	1,082.7
Due after five years through ten years	1,412.2	1,541.3
Due after ten years	584.7	633.1

Subtotal	3,364.8	3,623.7
Mortgage and asset-backed securities	508.4	537.2

	$3,873.2	$4,160.9

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Mortgage loans on real estate in the Closed Block at December 31, 2002 and 2001 consist of the following:

	2002	2001
	($ in millions)
Commercial mortgage loans	$599.4	$594.2
Agricultural and other loans	42.7	40.2

Subtotal	642.1	634.4
Less: valuation allowances	(8.6)	(12.3)

Mortgage loans, net of valuation allowances	$633.5	$622.1

An analysis of the valuation allowances for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
	($ in millions)
Beginning balance	$12.3	$14.8
Increase/(decrease) in allowance	0.8	(2.4)
Reduction due to pay downs and payoffs, writeoffs	(1.3)	(0.1)
Transfers to Real Estate — Foreclosures	(3.2)	—

Valuation Allowance	$8.6	$12.3

Impaired mortgage loans along with related valuation allowances as of December 31, 2002 and 2001 were as follows:

	2002	2001
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$47.4	$64.3
Loans that do not have valuation allowances	73.2	35.5

Subtotal	120.6	99.8
Valuation allowances	(10.7)	(13.5)

Impaired mortgage loans, net of valuation allowances	$109.9	86.3

For the year ended December 31, 2002, the Closed Block recognized $9.9 million of interest income on impaired loans. For the year ended December 31, 2001 the Closed Block recognized $8.4 million of interest income on impaired loans.

At December 31, 2002 and 2001, there was $0.1 million and no mortgage loans in the Closed Block which were non-income producing for the twelve months preceding such dates.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2002 and 2001, the Closed Block had restructured mortgage loans of $8.5 million and $12.2 million, respectively. Interest income of $0.6 million and $0.9 million was recognized on such loans for the year ended December 31, 2002 and 2001, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.0 million and $1.3 million for the respective periods.

The pre-tax Contribution from the Closed Block includes only those revenues, benefit payments, dividends, premium taxes, state guaranty fund assessments, and investment expenses considered in funding the Closed Block. However, many expenses associated with operating the Closed Block and administering the policies included therein were excluded from and, accordingly, are not funded in the Closed Block. These expenses are reported in the Company’s statement of operations in the separate line items to which they apply based on the nature of such expenses. Federal income taxes applicable to the Closed Block, which are funded in the Closed Block, are reflected as a component of federal income tax expense in the Company’s statement of operations. Since many expenses related to the Closed Block are funded outside the Closed Block, operating costs and expenses outside the Closed Block are disproportionate to the level of business outside the Closed Block.

19.    The Closed Block Business:

The Closed Block Business (“CBB”) is comprised of certain amounts within MONY Holdings and MONY Life. Within MONY Holdings, the Closed Block Business includes: (i) the Insured Notes, (ii) the capitalized costs of issuing the Insured Notes, (iii) the DSCA Sub-account CBB (see Note 20), (iv) the Swap, and (v) the Insurance Policy (see Note 1). Within MONY Life, the Closed Block Business includes: (i) the Closed Block discussed in Notes 2 and 18 and (ii) an amount of capital (hereafter referred to as “Surplus and Related Assets”) outside the Closed Block, but within MONY Life, that when aggregated with the assets and liabilities in the Closed Block results in an aggregate carrying value of assets in the Closed Block Business within MONY Life in excess of the carrying value of the liabilities in the Closed Block Business within MONY Life. The amount by which the assets in the Closed Block Business within MONY Life exceed the liabilities in the Closed Block Business within MONY Life represents a sufficient amount of capital based on regulatory standards to support the Closed Block Business within MONY Life. All business of MONY Holdings and subsidiary, consolidated, other than the Closed Block Business is defined in the Insured Notes indenture as the Ongoing Business (“OB”). The determination of the amount of Surplus and Related Assets was based on Statutory Accounting Practices as required by the Insured Notes indenture. As the Closed Block’s results of operations emerge an equal amount of the Surplus and Related Assets is intended to become available to the Ongoing Business. The investment of the Surplus and Related Assets is restricted to permitted investments and subject to certain concentration limitations as outlined in the Insured Note indenture (see Note 1).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth certain summarized financial information attributable to the Ongoing Business and the Closed Block Business of MONY Holdings and its subsidiary, MonyLife, as of and for the year ended December 31, 2002:

	As of December 31, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at estimated fair value	$2,248.4	$5,579.8	$7,828.2
Equity securities available for sale, at estimated fair value	247.7	—	247.7
Mortgage loans on real restate	927.0	950.4	1,877.4
Other invested assets	281.7	22.7	304.4
Policy loans	93.5	1,119.0	1,212.5
Debt service coverage account — OB	64.7	—	64.7
Debt service coverage account — CBB	—	9.4	9.4
Cash and cash equivalents	128.7	95.0	223.7
Accrued investment income	54.3	149.7	204.0
Amounts due from reinsurers	602.5	92.7	695.2
Deferred policy acquisition costs	795.9	430.5	1,226.4
Other assets	575.5	17.7	593.2
Separate account assets	4,140.6	—	4,140.6

Total assets	$10,160.5	$8,466.9	$18,627.4

Liabilities:
Future policy benefits	$1,048.5	$6,901.4	$7,949.9
Policyholders’ account balances	2,488.1	291.6	2,779.7
Other policyholders’ liabilities	130.1	159.1	289.2
Other liabilities	810.3	421.2	1,231.5
Long term debt	217.5	300.0	517.5
Separate account liabilities	4,137.6	—	4,137.6

Total liabilities.	$8,832.1	$8,073.3	$16,905.4

(1)	Includes the assets and liabilities of MONY Holdings as of December 31, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$181.3	$509.1	$690.4
Universal life and investment-type product policy fees	200.5	—	200.5
Net investment income	247.0	480.1	727.1
Net realized losses on investments	(76.8)	(74.2)	(151.0)
Group Pension Profits	82.3	—	82.3
Other income	167.0	2.3	169.3

Total revenues	801.3	917.3	1,718.6

Benefits and Expenses:
Benefits to policyholders	236.3	566.8	803.1
Interest credited to policyholders’ account balances	110.7	8.6	119.3
Amortization of deferred policy acquisition cost	107.0	49.1	156.1
Dividends to policyholders	2.5	185.5	188.0
Other operating costs and expenses	393.4	81.4	474.8

Total benefits and expenses	849.9	891.4	1,741.3

Net (loss) income from continuing operations before income taxes	$(48.6)	$25.9	$(22.7)

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap for the period from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through December 31, 2002, (ii) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through December 31, 2002, and (iii) the results of operations from the Closed Block from January 1, 2002 through December 31, 2002.

The statutory surplus of MONY Life as of December 31, 2002 was $906.4 million, of which $555.6 million was attributable to the Ongoing Business and $350.8 million was attributable to the Closed Block Business. The statutory net gain from operations of MONY Life for the year ended December 31, 2002 was $154.6 million, of which $59.3 million was attributable to the Ongoing Business and $95.3 million was attributable to the Closed Block Business. The net gain from operations attributable to the Closed Block Business includes: (i) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of commencement of operations of the Closed Block Business) through December 31, 2002, and (ii) the results of operations from the Closed Block from January 1, 2002 through December 31, 2002.

20.    The Insured Notes:

Dividends from MONY Life are the principal source of cash inflow, which will enable MONY Holdings to meet its obligations under the Insured Notes. The ability of MONY Life to declare and pay MONY Holdings a dividend is governed by the Insurance Law of the State of New York. The Insurance Law of the State of New York permits a stock life insurance company to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of (a) ten percent of its “policyholders’ surplus” as of the end of the preceding calendar year or (b) the company’s “net gain from operations” for the preceding calendar year (not including realized capital gains), as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance Department of the State of New York (hereafter referred to as the “NY Dividend Statute”).

In addition, pursuant to the Note indenture, dividends to MONY Holdings from MONY Life are required to be allocated between the Ongoing Business and the Closed Block Business. This allocation, while principally based on separately applying the NY Dividend Statute to the “policyholders’ surplus” and “net gain from operations” attributable to the Ongoing Business and the Closed Block Business, is subject to certain adjustments described in the Note indenture. The amount of the dividend attributable to the Closed Block Business is required to be deposited in the Debt Service Coverage Account — Sub-account CBB. As described in the Note indenture, the amount of the dividend deposited in the Debt Service Coverage Account — Sub-account CBB will not generally be available for dividend to the MONY Group until all the obligations to pay principal, interest and other amounts on the Insured Notes are fully extinguished. Under limited circumstances, if the fair value of the Debt Service Coverage Account exceeds amounts set forth in the Note indenture, such excess can become available earlier for dividend to the MONY Group. The amount of such dividend attributable to the Ongoing Business will generally be available to MONY Holdings to pay dividends to the MONY Group. See Note 1 for additional information regarding the Insured Notes.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    Stock-Based Compensation:

Stock Incentive Plans

1998 Stock Incentive Plan and 2002 Stock Option Plan

In November 1998, upon approval of the New York Insurance Department, MONY Group adopted the 1998 Stock Incentive Plan (the “1998 SIP”) for employees of the Company and certain of its career financial professionals. As a condition for its approval of the 1998 SIP, the New York Insurance Department restricted options under the plan to no more than 5 percent of the shares of MONY Group’s common stock outstanding as of the date of its initial public offering (2,361,908 shares). Options granted under the 1998 SIP may be Incentive Stock Options (ISOs) qualifying under Section 422(a) of the Internal Revenue Code or Non-Qualified Stock Options (NQSOs).

Pursuant to the 1998 SIP, options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant. In addition, one-third of each option granted pursuant to the 1998 SIP shall become exercisable on each of the first three anniversaries following the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant. As of December 31, 2002, options to acquire 2,266,293 million common shares of the MONY Group had been issued under the 1998 SIP. Options to acquire 1,893,033 common shares remained outstanding as of December 31, 2002.

In May 2002, MONY Group’s shareholders approved the 2002 Stock Option Plan (the “2002 SOP”), and the allocation of 5,000,000 shares of MONY Group common stock for grants under that Plan. Options granted under the plan may not be exercised, transferred or otherwise disposed of by the grantee prior to December 24, 2003, even if vested. Options may be Incentive Stock Options (ISOs) qualifying under Section 422(a) of the Internal Revenue Code or Non-Qualified Stock Options (NQSOs). Options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant, and vesting provisions are determined at the discretion of the board of directors. As of December 31, 2002, options to acquire 1,512,050 common shares of the MONY Group had been issued and 1,492,350 options were outstanding under the 2002 SOP. All options granted through December 31, 2002 under the 2002 SOP are NQSOs that shall vest one-third ratably on the December 31st after each of the first three anniversaries following the date such option was granted, and will remain exercisable for a period not to exceed 10 years from the date of grant.

A summary of the SIP activity for the years ended December 31, 2002, 2001 and 2000 is presented below:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 1999	1,581,300	$30.50
Granted	202,200	37.51
Exercised	(6,230)	30.50
Forfeited, expired or cancelled	(93,262)	30.50

Outstanding, December 31, 2000	1,684,008	31.34
Granted	337,093	35.70
Exercised	(17,031)	30.10
Forfeited, expired or cancelled	(71,749)	33.80

Outstanding, December 31, 2001	1,932,321	31.94
Granted	1,652,495	35.57
Exercised	(33,114)	30.85
Forfeited, expired or cancelled	(166,319)	33.68

Outstanding, December 31, 2002	3,385,383	$33.68

As of December 31, 2002 there were 1,451,856 options exercisable, with exercise prices ranging from $30.50 to $43.44 and a weighted average remaining contractual life of 7.0 years.

At December 31, 2002 there were 3,402,988 options outstanding with exercise prices ranging from $24.27 to $43.44, and a weighted average remaining contractual life of approximately 8.2 years. Approximately 39.0% or 1,316,654 of the options outstanding at December 31, 2002 had an exercise price of $30.50. These options had a remaining contractual life of approximately 6.9 years.

SFAS No. 123 “Accounting for Stock-Based Compensation”, issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, however, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the accounting prescribed by SFAS 123 had been adopted. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees.

At the effective date of the initial grants of options pursuant to the SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Pursuant to the requirements of APB 25, the options granted by the Company under the SIP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. With respect to grants of options under the SIP to career financial professionals, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. Compensation expense recognized in the statement of income and comprehensive income related to options granted to career financial professionals which were outstanding at December 31, 2002 and 2001 was $0.3 million and $0.7 million respectively.

The following table presents the net income and net income per share of the Company on a pro forma basis as if the accounting prescribed by SFAS 123 had been applied to the options granted to employees under the SIP and outstanding at December 31, 2002 and 2001:

	December 31, 2002	December 31, 2001
	($ in millions except per share amounts)
Net (loss)/income	$(28.5)	$(65.1)
Net (loss)/income per share:
Basic	$(0.60)	$(1.34)
Diluted	$(0.60)	$(1.34)

The fair value of each option outstanding is estimated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $24.27 to $43.44, dividend yields ranging from 1.04% to 1.85%, expected volatility ranging from 23.5% to 44.4%, range of interest rates from 3.4 to 6.7%. The fair value of options determined using the Black-Scholes pricing model ranged from $6.30 to $18.92 per share at December 31, 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and career financial professionals options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Restricted Stock Plan

In May 2001, MONY Group shareholders approved a restricted stock plan. Pursuant to the terms of the plan, management has the authority to grant up to 1,000,000 restricted shares of MONY Group common stock to eligible employees, as defined in the plan, and to establish vesting and forfeiture conditions relating thereto. During 2002 and 2001, the Company granted 352,050 and 97,193, restricted shares, respectively to certain members of management pursuant to the plan. The awards made under the plan are conditioned on: (i) the expiration of a vesting period, and (ii) an increase in the average per share price of MONY Group common stock above specified targets. In accordance with APB No. 25, compensation expense is recognized on the awards proportionally over the vesting period of the award provided that the condition with respect to the average price of MONY Group common stock is satisfied at the end of any period.

In addition to the aforementioned restricted stock plan, the Company issued approximately 111,987 shares of restricted stock in connection with the acquisition of Advest, of which approximately 86,764 shares remained restricted at December 31, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These restricted shares are conditioned only on the expiration of a vesting period. Furthermore, the Company has issued 14,390 shares of restricted stock to members of its board of directors. These restricted shares are conditioned only on the expiration of a vesting period. At December 31, 2002, 8,957 shares of such stock remained restricted at December 31, 2002.

22.    The MONY Group Inc. Condensed Financial Information:

Set forth below are unconsolidated condensed financial statements of the MONY Group. The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company, except that the MONY Group subsidiaries are carried under the equity method.

The following table presents the condensed balance sheet of the MONY Group as of December 31, 2002 and 2001:

	2002	2001
	($ in millions)
Assets
Cash and cash equivalents	$130.7	$103.8
Equity securities	1.0	1.0
Bonds	78.8	—
Other invested assets	10.6	—
Accrued investment income	9.1	5.8
Investment in intercompany notes	215.0	215.0
Investment in subsidiaries	2,121.6	2,300.8
Other assets	14.3	4.0

Total assets	$2,581.1	$2,630.4

Liabilities and Shareholders’ Equity
Interest payable on Senior Notes	$8.2	$8.3
Senior notes	574.4	569.9

Total liabilities	582.6	578.2

Total shareholders’ equity	1998.5	2,052.2

Total liabilities and shareholders’ equity	$2,581.1	$2,630.4

The following table presents the condensed statements of income for the years indicated:

	2002	2001	2000
	($ in millions)
Revenues:
Net investment income	$25.0	$25.8	$22.3

Total revenues	25.0	25.8	22.3
Expenses:
Interest expense	46.4	46.3	21.7
Other operating expenses	2.3	4.6	3.2

Total expenses	48.7	50.9	24.9

Equity in subsidiaries	(59.0)	(42.8)	226.3

Income before income taxes	(35.3)	(67.9)	223.7

Income tax (benefit)/expense	(12.0)	(7.1)	(0.9)

Net (loss) income	$(23.3)	$(60.8)	$224.6

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the condensed statements of cash flows for the years indicated:

	2002	2001	2000
	($ in millions)
Cash flows from operating activities	$(23.6)	$(22.1)	$1.7
Cash flows from investing activities:
Intercompany note to subsidiary	(121.0)	—	(215.0)
Repayment of intercompany note to subsidiary	121.0	—	—
Capital contribution to subsidiary	(141.3)	(32.5)	(65.0)
Dividend from subsidiary	327.2	115.0	100.0
Fixed maturities securities	(72.5)	—	—
Other invested assets	(10.0)	—	—

Net cash provided by/(used in) investing activities	103.4	82.5	(180.0)

Cash flows from financing activities:
Net proceeds from Senior Notes	—	—	568.7
Treasury stock repurchased	(33.0)	(88.6)	(33.0)
Other	1.2	0.5	0.2
Dividends paid	(21.1)	(22.0)	(20.9)
Acquisition of subsidiaries, net of cash	—	(216.6)	—

Net cash (used in)/provided by financing activities	(52.9)	(326.7)	515.0

Net (decrease)/increase in cash and cash equivalents	26.9	(266.3)	336.7
Cash and cash equivalents, beginning of year	103.8	370.1	33.4

Cash and cash equivalents, end of year	$130.7	$103.8	$370.1

MONY Group’s cash inflows principally consist of investment income from its invested assets (including principal and interest payments on inter-company surplus notes of MONY Life (see Note 14), principal and interest payments on inter-company demand notes due from certain of its subsidiaries, and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid). MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block Business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the inter-company surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.    Goodwill and Other Intangible Assets — Adoption of Statement 142

In accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill is periodically tested for impairment and is no longer amortized. The following tables set forth the impact of the adoption of SFAS 142 on the Company’s net income and earnings per share amounts for the years ended December 31, 2002, 2001 and 2000. In addition, as required by SFAS 142, management tested the carrying value of the Company’s goodwill at December 31, 2002 and determined that no impairment exists.

	For the Year Ended December 31,
	2002	2001	2000
	($ in millions except earnings per share amounts)
Reported net (loss) income	$(23.3)	$(60.8)	$224.6
Add back: Goodwill amortization	—	8.9	1.3

Adjusted net (loss) income	$(23.3)	$(51.9)	$225.9

Basic earnings per share:
Reported net (loss) income	$(0.49)	$(1.25)	$4.83
Goodwill amortization	—	0.18	0.03

Adjusted net (loss) income	$(0.49)	$(1.07)	$4.86

Diluted earnings per share:
Reported net (loss) income	$(0.49)	$(1.25)	$4.70
Goodwill amortization	—	0.18	0.03

Adjusted net (loss) income	$(0.49)	$(1.07)	$4.73

The goodwill amortization recorded for the years ended December 31, 2001 and 2000 was included in the Protection Products, Retail Brokerage and Investment Banking, and Other Products segments as follows:

	For the Year Ended December 31,
	2001	2000
	($ in millions)
Protection Products	$1.1	$1.1
Retail Brokerage and Investment Banking	7.7	0.2
Other Products	0.1	0.0

Total	$8.9	$1.3

The following table summarizes the significant components of goodwill, along with additions and amortization by segment for the periods presented.

	2002			2001
	Protection Segment	Retail Brokerage & Investment Banking Segment	Other	Protection Segment	Retail Brokerage & Investment Banking Segment	Other
	($ in millions)
Beginning Balance	17.9	178.2	0.6	19.0	2.4	—
Additions:
Advest	—	—	—	—	157.2	—
Lebenthal	—	—	—	—	14.9	—
Other	—	13.2	—	—	11.4	0.7

	17.9	191.4	0.6	19.0	185.9	0.7
Amortization	—	—	—	(1.1)	(7.7)	(0.1)

Ending Balance	17.9	191.4	0.6	17.9	178.2	0.6

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.    Reorganization and Other Charges:

During the fourth quarter of 2002 and 2001, the Company recorded Reorganization and Other charges aggregating approximately $7.7 million and $146.1 million, respectively. Of these charges, $7.7 million and $19.0 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The 2002 restructure charge consisted of severance and related benefits resulting from headcount reductions of 161 and 26, respectively, in the Company’s home office and career agency system, as well as losses from abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240, in the Company’s home office and career agency system, respectively, and $8.7 million of other miscellaneous items. The balance of the charge in 2001, $127.0 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds, (iii) write-downs of certain information technology assets, and (iv) other miscellaneous items.

The following tables summarize the components of the aforementioned charges recorded during 2002 and 2001, respectively. None of the charges referred to below as “Reorganization Charges” have been allocated to the Company’s operating segments, however, the charges in 2001 referred to as “Other Charges” have been allocated to the Company’s operating segments. All Reorganization Charges incurred in 2002 and 2001 are reported as reconciling items.

2002:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges(1):
Severance benefits and incentive compensation	$6.6	$—	$6.6
Leased offices and equipment	1.1	—	1.1

Total Reorganization Charges before tax	$7.7	$—	$7.7

Total Reorganization Charges after tax	$5.0	$—	$5.0

(1) All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3. 2001:
	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset impairments and valuation related write-downs	29.9	20.1	50.0
Deferred sales charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	22.9	—	22.9

Subtotal — Other Charges	69.2	20.1	89.3

Total — Reorganization and Other Charges before tax	$126.0	$20.1	$146.1

Total — Reorganization and Other Charges after tax	$81.9	$13.1	$95.0

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All charges referred to as Reorganization Charges included in the table above, except $17.0 million related to deferred policy acquisition costs in 2001 and $5.3 million related to investment expenses in 2001, are included in “Other Operating Costs and Expenses” in the Company’s 2001 consolidated income statement.

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 that the Other Charges in the table above are reflected in.

	Protection	Accumulation	Retail Brokerage and Investment Banking	Other/ Reconciling	Total
	($ in millions)
Premiums	$1.0	$—	$—	$—	$1.0
Net investment income	20.3	3.8	—	8.6	32.7
Group pension profit	2.5	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.7	35.5	65.1

Total Other Operating Charges	43.2	20.0	1.7	61.1	126.0

Net realized losses on investments	14.9	2.8	—	2.4	20.1

Total Other Charges	$58.1	$22.8	$1.7	$63.5	$146.1

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated statements of financial position.

	December 31, 2001	Charges	Cash Payments	Change in Reserve Estimates	December 31, 2002
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$8.1	$6.6	$(5.4)	$(1.0)	$8.3
Other restructure charges	4.5	1.1	(1.2)	—	4.4

Total Restructuring Charges Liability	$12.6	$7.7	$(6.6)	$(1.0)	$12.7

25.    Implication of the Terrorist Events of September 11, 2001:

The terrorist events of September 11, 2001 had no material effect on the Company’s financial position at December 31, 2001 or its results of operations for the year then ended. The net effect of life insurance claims relating to the incident (after reinsurance and the release of related policy reserves) aggregated approximately $3.9 million pre-tax. In addition, the Company incurred damages from property losses and business interruption. These damages principally consisted of: (i) lost revenues at Advest, MSC, and Enterprise resulting from the close of the New York securities markets, (ii) physical damage to Advest’s Rector Street offices in lower Manhattan and associated recovery and relocation costs, (iii) the temporary closing of the Company’s New York corporate offices, (iv) delays associated with outsourcing Advest’s clearing operation, and (v) lost revenues resulting from the volatility of the securities markets and consumer uncertainty with respect to equity based products in the aftermath of September 11, 2001. To date, the Company has recovered $1.1 million relating to the aforementioned damages under its insurance coverage.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.    Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2002 and 2001 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
	($ in million except per share data)
2002
Total revenues	$537.4	$513.2	$484.8	$554.2
Income (loss) from continuing operations	$14.3	$(11.0)	$(30.2)	$6.1
Net income (loss)	$14.3	$(11.0)	$(30.2)	$3.6
Basic per share data:
Income/(loss) from continuing operations	$0.30	$(0.23)	$(0.64)	$0.13
Net income/(loss)	$0.30	$(0.23)	$(0.64)	$0.08
Diluted per share data:
Income/(loss) from continuing operations	$0.29	$(0.23)	$(0.64)	$0.13
Net income/(loss)	$0.29	$(0.23)	$(0.64)	$0.08

2001
Total revenues	$512.3	$569.0	$497.0	$524.9
Income (loss)	$13.3	$22.3	$(8.7)	$(87.7)
Net income (loss)	$13.3	$22.3	$(8.7)	$(87.7)
Basic per share data:
Income/(loss)	$0.27	$0.45	$(0.18)	$(1.84)
Net income/(loss)	$0.27	$0.45	$(0.18)	$(1.84)
Diluted per share data:
Income/(loss)	$0.26	$0.44	$(0.18)	$(1.84)
Net income/(loss)	$0.26	$0.44	$(0.18)	$(1.84)

27.    Subsequent Event (Unaudited)

During 2002, MONY Holdings commenced activities to register the Insured Notes with the Securities and Exchange Commission as provided for under the note indenture. On February 14, 2003, the SEC declared such registration effective.

In March 2003, litigation relating to the disposition of a real estate asset discussed in Note 16(ii) was settled for approximately $4.0 million less than the provision recorded in 2002. Accordingly, during the first quarter of 2003 the Company will reverse such over-accrual to income.

In March 2003, the Company settled its claims with its insurance carriers relating to damages incurred in connection with the terrorist events of September 11, 2001 for an additional $3.9 million, bringing its total recovery to $5.0 million (see Note 25).

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is set forth in the Proxy Statement under the caption “Proposal 1-Election of Directors” and is incorporated herein by reference. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Additional information called for by Item 10 is set forth in Item 1A of this Report under the caption “Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by Item 11 is set forth in the Proxy Statement under the captions “Executive Compensation” and “Directors Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is set forth in the Proxy Statement under the captions “Security Ownership —Security Ownership of Certain Beneficial Owners,” “Security Ownership — Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

The information required by Item 13 is set forth in the Proxy Statement under the captions “Security Ownership —Security Ownership of Certain Beneficial Owners” and “Certain Relationship and Related Transactions” and is incorporated herein by reference.

ITEM 14.	Controls and Procedures

Within the 90-day period prior to the filing of this Report, an evaluation was carried out under the supervision and with the participation of MONY Group’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the MONY Group’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the MONY Group’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements.

See Index to Consolidated Financial Statements included at page 62 hereto.

(2)	Exhibits

(a)	The exhibits are listed in the Exhibit Index that begins on page E-1.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed in the fourth quarter of 2002:

(1)	Current Report on Form 8-K filed with the SEC on November 20, 2002 (responding to Items 5 and 7 of Form 8-K).

(2)	Current Report on Form 8-K filed with the SEC on November 7, 2002 (responding to Items 5, 7 and 9 on Form 8-K).

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Demutualization, as amended (1)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of By-laws of the Registrant, as amended (1)

3.3	Amendments to By-laws of the Registrant (2)

4.1	Form of Certificate for the Common Stock, par value $0.01 per share (1)

4.2	Form of MONY Note (1)

4.3	Form of Warrant (1)

10.1

Investment Agreement, dated as of December 30, 1997, among MONY, the Registrant and GS Mezzanine Partners, GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1997, L.P. and Bridge Street Fund 1997, L.P. (1)

10.2	Registration Rights Agreement dated as of December 30, 1997, by and among MONY, the Registrant and the Investors (1)

10.3	Fiscal Agency Agreement dated as of December 30, 1997, by and among MONY and Citibank, N.A. (1)

10.4	Agreement of Lease, dated as of December 17, 1990, between 1740 Broadway Associates L.P. and MONY, and all amendments thereto (1)

10.5	Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.6	Second Amendment to Agreement of Lease, date as of August 6, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.7	Third Amendment to Agreement of Lease, dated as of December 18, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.8	Fourth Amendment to Agreement of Lease, dated as of January 14, 1997, between 1740 Broadway Associates L.P. and MONY (1)

10.9	Fifth Amendment to Agreement of Lease, dated as of May 30, 1997, between 1740 Broadway Associates L.P. and MONY (1)

10.10	Letter Agreement, dated as of April 26, 1996, to accompany Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.11

Letter, dated as of December 18, 1996, amending Letter Agreement, dated as of April 26, 1996, to accompany First Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.12

Letter, dated as of January 14, 1997, amending Letter Agreement, dated as of April 26, 1996, to accompany Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.13	Agreement of Lease, dated as of December 21, 1988, between Continental Towers and MONY, and amendments thereto (1)

10.14	First Amendment to Agreement of Lease, dated as of January 14, 1994, between Continental Towers and MONY (1)

10.15	Second Amendment to Agreement of Lease, dated as of October 15, 1997, between Continental Towers and MONY (1)

10.16	1998 Stock Incentive Plan (1)

10.17	Asset Transfer and Acquisition Agreement, dated as of December 31, 1993, by and among MONY, AEGON USA, Inc. and AUSA Life Insurance Company, Inc. (1)

10.18	Series A Note Purchase Agreement, dated as of December 31, 1993, by and between AEGON USA, Inc. and MONY (1)

10.19	Series B Note Purchase Agreement, dated as of December 31, 1993, by and between AEGON USA, Inc. and MONY (1)

10.20	Fiscal Agency Agreement, dated as of August 15, 1994, between MONY and The Chase Manhattan Bank, N.A. (1)

10.21	Excess Benefit Plan for MONY Employees (1)

Exhibit Number	Description

10.22	Form of MONY Deferred Compensation Plan Agreement for Key Employees (1)

10.23	Form of MONY Deferred Compensation Plan Agreement for MONY Trustees (1)

10.24	1988 Equity Share Plan (1)

10.25	Form of Equity Share Plan Deferred Compensation Agreement (1)

10.26	Split Dollar Life Insurance Plan (1)

10.27	Form of Shareholder Rights Agreement (1)

10.28	The MONY Group Inc. Annual Incentive Compensation Plan (1)

10.29	Form of Change in Control Agreements applicable to Messrs. Roth, Levine, and Ugolyn*

10.30	Senior Note Indenture between The MONY Group Inc., and The Chase Manhattan Bank, as Trustee (3)

10.31	The MONY Group Inc. 1998 Stock Incentive Plan (4)

10.32	The Mutual Life Insurance Company of New York Plan of Reorganization Under Section 7312 of the New York Insurance Law, as Adopted on August 14, 1998, and Amended on September 9, 1998 (5)

10.33	Form of Supplemental Indenture of Senior Notes Indenture to be used in connection with the issuance of Senior Notes (3)

10.34	Subordinated Note Indenture between the MONY Group Inc. and The Chase Manhattan Bank, as Trustee (3)

10.35	Form of Supplemental Indenture to Subordinated Note Indenture to be used in connection with issuance of Junior Subordinated Notes (3)

10.36	Trust Agreement of MONY Capital Trust I (3)

10.37	Trust Agreement of MONY Capital Trust II (3)

10.38	Form of Amended and Restated Trust Agreement of MONY Capital Trust I (3)

10.39	Form of Amended and Restated Trust Agreement of MONY Capital Trust II (3)

10.40	Form of Guarantee relating to MONY Capital Trust I (3)

10.41	Form of Guarantee relating to MONY Capital Trust II (3)

10.42	Form of Agreement as to Expenses and Liabilities relating to MONY Capital Trust I (included in Exhibit 4.7-A referred to below) (3)

10.43	Form of Agreement as to Expenses and Liabilities relating to MONY Capital Trust II (included in Exhibit 4.7-A) (3)

10.44	Form of Purchase Contract (3)

10.45	Form of Pledge Agreement (3)

10.46	Investment Plan Supplement for Employees and Field Underwriters of MONY Life Insurance Company and Retirement Plan for Field Underwriters of MONY Life Insurance Company (6)

10.47	Agreement and Plan of Merger dated as of August 23, 2000 by and among the Registrant, MONY Acquisition Corp. and The Advest Group, Inc. (7)

10.48	Stock Option Agreement dated as of August 23, 2000 between the Advest Group, Inc. and the Registrant. (6)

10.49	Support Agreement dated as of August 23, 2000 between The MONY Group Inc. and Peter R. Kellogg, Allen Weintraub, Grant W. Kurtz and George A. Boujoukos as shareholders (7)

10.50	Agreement and Plan of Merger dated as of October 8, 2001 among Registrant, The Advest Group, Inc. LAM Acquisition Corp, Lebenthal & Co., Inc. and the other parties thereto (8)

10.51	Reinsurance Agreement dated as of December 31, 1997 between MONY and Centre Life Reinsurance Limited

10.52	Form of Employment Agreement applicable to Messrs. Roth, Foti, Levine, Daddario and Ugolyn (9)

10.53	Credit Agreement dated as of June 23, 2000 among the Registrant, the banks named therein, Salomon Smith Barney Inc., Fleet National Bank, Bank One, N.A. and Citibank, N.A. (9)

10.54

Amended and Restated Credit Agreement dated as of June 21, 2001 among the Registrant, the Banks named therein, Citibank, N.A., Salomon Smith Barney Inc., Fleet National Bank and Credit Suisse First Boston (9)

10.55	The MONY Group Inc. Restricted Stock Ownership Plan (10)

10.56	The MONY Group Inc. 2002 Annual Incentive Plan for Senior Executive Officers (11)

Exhibit Number	Description

10.57	The MONY Group Inc. 2002 Long-Term Performance Plan for Senior Executive Officers (11)

10.58	The MONY Group Inc. 2002 Stock Option Plan (11)

10.59	Series A Floating Rate Insured Notes Indenture among MONY Holdings, LLC, Ambac Assurance Corporation, The MONY Group Inc. and Bank One Trust Company, N.A., as Trustee (12)

10.60	Form of Series A Floating Rate Insured Global Note of MONY Holdings, LLC (12)

10.61

Insurance Agreement dated as of April 30, 2002 among Ambac Assurance Corporation, MONY Holdings, LLC, The MONY Group Inc., MONY Life Insurance Company and Bank One Trust Company, N.A., as Indenture Trustee (12)

10.62	Exchange and Registration Rights Agreement, dated April 30, 2002 by and among MONY Holdings, LLC and the Purchasers (12)

10.63	MONY Life Insurance Company Charitable Award Program for Directors*

10.64	Form of Series B Floating Rate Insured Note of MONY Holdings, LLC (13)

10.65	Change of Control Agreement with Mr. Foti*

10.66	Change of Control Agreement with Mr. Daddario*

21.1	Subsidiaries of the Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

99.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated herein by reference to the corresponding Exhibit Number to the Registrant’s Registration Statement on Form S-1, Registration Number 333-63835

(2)	Incorporated herein by reference to Exhibit Number 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

(3)	Incorporated herein by reference to applicable Exhibit Number 4.1, 4.2, 4.3, 4.4, 4.5-A,4.5-B, 4.6-A, 4.7-A, 4.7-B, 4.11-A, $.11-B, 4.12-A, 4.12-B, 4.13 or 4.14 to the Registrant’s Registration Statement on Form S-3, Registration Number 333-94487

(4)	Incorporated herein by reference to Exhibit Number 4.1 to the Registrant’s Registration Statement on Form S-8, Registration Number 333-30898

(5)	Incorporated herein by reference to Exhibit Number 4.1 to the Registrant’s Registration Statement on Form S-8, Registration Number 333-30892

(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, Registration Number 333-34690

(7)	Incorporated herein by reference to applicable Exhibit Number 2.1, 2.2 or 2.3 to the Registrant’s Registration Statement on Form S-4, Registration Number 333-46798

(8)	Incorporated herein by reference to Exhibit Number 2.1 to Post-Effective Amendment Number 1 to the Registrant’s Registration Statement on Form S-3, Registration Number 333-72670

(9)	Incorporated herein by reference to applicable Exhibit Number 10.5, 10.29, 10.54 or 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001

(10)	Incorporated herein by reference to Exhibit B to the Registrant’s Proxy Statement included in Registrant’s Schedule 14A filed with the Commission on April 2, 2001

(11)	Incorporated herein by reference to applicable Exhibit A, B or C to the Registrant’s Proxy Statement included in Registrant’s Schedule 14A filed with the Commission on March 29, 2002

(12)	Incorporated by reference to applicable Exhibit Number 10.4, 10.5, 10.6, or 10.7 to the Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2002

(13)	Incorporated by reference to Exhibit Number 4.4 to MONY Holdings, LLC’s Registration Statement of Form S-4, Registration Number 333-96595

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on March 27, 2003.

THE MONY GROUP INC.

By:	/s/ MICHAEL ISOR. ROTH
Michael I. Roth Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title

/s/ MICHAEL ISOR ROTH Michael Isor Roth	Chairman of the Board and Chief Executive Officer; Director (Principal Executive Officer)

/s/ RICHARD DADDARIO Richard Daddario	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ARNOLD BARRY BROUSELL Arnold Barry Brousell	Vice President — Financial Reporting and Chief Accounting Officer

/s/ TOM HANS BARRETT Tom Hans Barrett	Director

/s/ DAVID LINCOLN CALL David Lincoln Call	Director

/s/ GLEN ROBERT DURHAM Glen Robert Durham	Director

/s/ SAMUEL JOSEPH FOTI Samuel Joseph Foti	President and Chief Operating Officer; Director

/s/ ROBERT HOLLAND, JR. Robert Holland, Jr.	Director

/s/ JAMES LAWRENCE JOHNSON James Lawrence Johnson	Director

/s/ FREDERICK WILKINSON KANNER Frederick Wilkinson Kanner	Director

/s/ ROBERT RAYMOND KILEY Robert Raymond Kiley	Director

/s/ KENNETH MARC LEVINE Kenneth Marc Levine	Executive Vice President and Chief Investment Officer; Director

/s/ JANE CAHILL PFEIFFER Jane Cahill Pfeiffer	Director

Signatures	Title

/s/ THOMAS CHARLES THEOBALD Thomas Charles Theobald	Director

/s/ DAVID M. THOMAS David Marion Thomas	Director

/s/ MARGARET MARY FORAN Margaret Mary Foran	Director

CERTIFICATIONS

I, Michael I. Roth, certify that:

1.	I have reviewed this annual report on Form 10-K of The MONY Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ MICHAEL I. ROTH
Michael I. Roth Chairman & Chief Executive Officer

I, Richard Daddario, certify that:

1.	I have reviewed this annual report on Form 10-K of The MONY Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ RICHARD DADDARIO
Richard Daddario Executive Vice President and Chief Financial Officer

S-4