Form 10-Q
period 2003-03-31
MONY GROUP INC
filed 2003-05-15
CIK 1069822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒        No  ☐

As of May 7, 2003 there were 46,960,185 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE MONY GROUP INC.

FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: the Company could have further venture capital losses; the Company could be subjected to further downgrades by rating agencies of the Company’s senior debt ratings and the claims-paying and financial-strength ratings of the Company’s insurance subsidiaries; the Company could be required to take a goodwill impairment charge relating to its investment in The Advest Group, Inc. if the market deteriorates further; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions continue to deteriorate; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipates could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$8,020.2	$7,909.4
Trading account securities, at fair value	787.5	726.7
Equity securities available-for-sale, at fair value	245.2	249.0
Mortgage loans on real estate	1,829.0	1,877.4
Policy loans	1,204.0	1,212.5
Real estate to be disposed of	19.5	26.8
Real estate held for investment	181.0	180.2
Other invested assets	131.2	110.8

	12,417.6	12,292.8

Cash and cash equivalents	481.2	378.5
Accrued investment income	213.4	207.5
Debt service coverage account (Note 1):
Sub-account OB	68.9	64.7
Sub-account CBB	0.3	9.4
Amounts due from reinsurers	675.2	695.2
Premiums receivable	6.7	7.3
Deferred policy acquisition costs	1,245.3	1,226.4
Other assets	843.2	854.0
Separate account assets	4,025.1	4,140.6

Total assets	$19,976.9	$19,876.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$7,966.5	$7,949.9
Policyholders’ account balances	2,891.1	2,779.7
Other policyholders’ liabilities	263.9	289.2
Amounts due to reinsurers	67.4	67.7
Securities sold, not yet purchased, at fair value	614.9	586.8
Accounts payable and other liabilities	954.2	875.3
Short term debt	7.0	7.0
Long term debt	876.3	876.3
Current federal income taxes payable	87.4	95.5
Deferred federal income taxes	223.1	212.9
Separate account liabilities	4,022.1	4,137.6

Total liabilities	17,973.9	17,877.9

Commitments and contingencies (Note 5)
Common stock, $0.01 par value; 400 million shares authorized; 51.3 and 51.2 million shares issued at March 31, 2003 and December 31, 2002, respectively; 47.0 and 46.9 million shares outstanding at March 31, 2003 and December 31, 2002, respectively	0.5	0.5
Capital in excess of par	1,769.1	1,761.5
Treasury stock at cost: 4.3 million shares at March 31, 2003 and December 31, 2002	(137.7)	(137.7)
Retained earnings	322.5	314.9
Accumulated other comprehensive income	56.0	59.9
Unamortized restricted stock compensation	(7.4)	(0.6)

Total shareholders’ equity	2,003.0	1,998.5

Total liabilities and shareholders’ equity	$19,976.9	$19,876.4

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended March 31, 2003 and 2002

	2003	2002
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$166.8	$164.4
Universal life and investment-type product policy fees	53.0	49.0
Net investment income	175.1	187.4
Net realized gains (losses) on investments	16.6	(2.4)
Group Pension Profits (Note 4)	—	7.7
Retail brokerage and investment banking revenues	94.6	93.1
Other income	37.0	38.2

	543.1	537.4

Benefits and Expenses:
Benefits to policyholders	196.3	190.7
Interest credited to policyholders’ account balances	33.9	27.9
Amortization of deferred policy acquisition costs	31.0	32.8
Dividends to policyholders	61.9	61.5
Other operating costs and expenses	213.2	203.4

	536.3	516.3

Income from continuing operations before income taxes	6.8	21.1
Income tax expense	1.5	6.8

Income from continuing operations	5.3	14.3
Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $1.2 million	2.3	—

Net income	7.6	14.3

Other comprehensive loss, net	(3.9)	(16.3)

Comprehensive income/(loss)	$3.7	$(2.0)

Per Share Data:
Basic income per share from continuing operations	$0.11	$0.30

Basic income per share from discontinued operations	$0.05	$—

Basic net income per share	$0.16	$0.30

Diluted income per share from continuing operations	$0.11	$0.29

Diluted income per share from discontinued operations	$0.05	$—

Diluted net income per share	$0.16	$0.29

Share Data:
Weighted-average shares used in basic per share calculation	46,961,194	48,012.310
Plus: incremental shares from assumed conversion of dilutive securities	23,816	1,724,895

Weighted-average shares used in diluted per share calculations	46,985,010	49,737,205

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three-month Period Ended March 31, 2003

	Common Stock	Capital In Excess Of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance December 31, 2002	$0.5	$1,761.5	$(137.7)	$314.9	$59.9	$(0.6)	$1,998.5
Unamortized restricted stock compensation		7.6				(6.8)	0.8
Comprehensive income:
Net Income				7.6			7.6
Other comprehensive income(1)					(3.9)		(3.9)

Comprehensive income							3.7

Balance March 31, 2003	$0.5	$1,769.1	$(137.7)	$322.5	$56.0	$(7.4)	$2,003.0

(1)	Represents net unrealized gains/(losses) on investments net of the effect of unrealized gains on deferred policy acquisition cost, reclassification adjustments, and changes in minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-month Periods Ended March 31, 2003 and 2002

	2003	2002
	($ in millions)
Net cash provided by operating activities	$39.8	$64.6
Cash flows from investing activities:
Sales, maturities or repayment of:
Fixed maturity securities	586.4	232.0
Equity securities	15.0	14.4
Mortgage loans on real estate	133.2	68.6
Policy loans, net	8.5	5.3
Other invested assets	23.2	11.4
Acquisitions of investments:
Fixed maturity securities	(703.6)	(278.0)
Equity securities	(10.7)	(2.3)
Mortgage loans on real estate	(83.3)	(35.6)
Property, plant and equipment, net	(4.6)	(4.8)
Other, net	(17.0)	(15.1)

Net cash used in investing activities	$(52.9)	$(4.1)

Cash flows from financing activities:
Funding of debt service coverage account-OB	5.0	—
Receipts from annuity and universal life policies credited to policyholders’ account balances(1)	283.6	238.1
Return of policyholder account balances on annuity and universal life policies(1)	(172.8)	(204.9)
Treasury stock repurchases	—	(0.2)
Other	—	0.7

Net cash provided by financing activities	115.8	33.7

Net increase in cash and cash equivalents	102.7	94.2
Cash and cash equivalents, beginning of period	378.5	441.0

Cash and cash equivalents, end of period	$481.2	$535.2

(1)	Includes exchanges to a new FPVA product series.

See accompanying notes to unaudited interim condensed consolidated financial statements

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the three-month period ended March 31, 2003, Retail distribution accounted for approximately 18.2%, and 43.2% of sales of protection and accumulation products, respectively, and 100.0% of Retail brokerage and investment banking revenues, while Wholesale distribution accounted for 81.8% and 56.8% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp., which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY International Holdings, which through its Brazilian domiciled insurance brokerage subsidiary, principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil and, to a lesser extent since its reorganization in 2001, provides life insurance, annuity and investment products, as well as trust services, to nationals of certain Latin American countries through its Cayman Island based insurance and banking subsidiaries (MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust Company of the Americas, Ltd., respectively). Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Bank and Trust Company, a federal savings bank, and Boston Advisors, a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business (“CBB”) (see Note 7) within MONY Life. On April 30, 2002, the date MONY Holdings commenced its operations, MONY Holdings, through a structured financing tied to the performance of the CBB within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement and MONY Group, pursuant to the terms

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on this indebtedness at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Insured Notes, the all-in cost of the indebtedness is 7.36%. See Note 8 for further information regarding the Insured Notes.

2.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining: (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and charges for the impairment of invested assets, (iv) pension costs, (v) costs associated with contingencies, (vi) litigation contingencies and restructuring charges and (vii) income taxes. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure and amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The disclosure provisions for this Statement are effective for interim periods beginning after December 15, 2002. The transition provisions of this statement are effective for financial statements for fiscal years ending after December 31, 2002. As of March 31, 2003, the Company has not adopted the fair value based method of accounting for stock based compensation.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Segment Information:

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

Of the aforementioned segments, only the Protection Products segment, the Accumulation Products segment and the Retail Brokerage and Investment Banking segment qualify as reportable segments in accordance with SFAS Statement No. 131. All of the Company’s other segments are combined and reported in the Other Products segment.

Products comprising the Protection Products segment primarily include a wide range of individual life insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor whole life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction (which ceased as of December 31, 2002 — see Note 4), as well as the Group Pension Profits derived therefrom, (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto (see Note 6) and (iii) disability income insurance products (which are 100% reinsured and no longer offered by the Company).

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

The Company’s Other Products segment primarily consists of an insurance brokerage operation and the run-off businesses. The insurance brokerage operation provides the Company’s career agency sales force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to meet the

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business as well as group pension business that was not included in the Group Pension Transaction (see Note 4).

Set forth in the table below is certain financial information with respect to the Company’s operating segments as of March 31, 2003 and December 31 2002 and for each of the three-month periods ended March 31, 2003 and 2002, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate nonrecurring items to the segments. In addition, all segment revenues are from external customers.

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

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by the Mutual Life Insurance Company of New York relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, and (iii) revenues and expenses of MONY Holdings in 2003.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Summary Financial Information

	For the Three-month Periods Ended March, 31,
	2003	2002
	($ in millions)
Premiums:
Protection Products	$160.8	$160.4
Accumulation Products	3.7	1.5
Other Products	2.3	2.5

	$166.8	$164.4

Universal life and investment-type product policy fees:
Protection Products	$42.4	$35.7
Accumulation Products	9.9	12.1
Other Products	0.7	1.2

	$53.0	$49.0

Net investment income and net realized gains (losses) on investments(4):
Protection Products	$153.4	$151.7
Accumulation Products	25.0	21.0
Other Products	5.1	6.5
Reconciling amounts	11.7	5.8

	$195.2	$185.0

Other income:
Protection Products(1)	$3.1	$13.5
Accumulation Products	22.1	25.8
Retail brokerage and investment banking(2)	98.6	93.1
Other Products	6.0	5.0
Reconciling amounts	1.8	1.6

	$131.6	$139.0

Amortization of deferred policy acquisition costs:
Protection Products	$27.6	$26.9
Accumulation Products	3.4	5.9

	$31.0	$32.8

Benefits to policyholders and interest credited to policyholders’ account balances:
Protection Products	$197.7	$191.4
Accumulation Products	25.1	16.6
Other Products	5.8	8.3
Reconciling amounts	1.6	2.3

	$230.2	$218.6

Income/(Loss) before income taxes(4):
Protection Products	$16.5	$25.5
Accumulation Products	3.9	8.5
Retail Brokerage and Investment Banking	(1.1)	(0.8)
Other Products	(2.0)	(4.6)
Reconciling amounts	(7.0)	(7.5)

	$10.3	$21.1

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2003	As of December 31, 2002
	($ in millions)
Assets(3):
Protection Products	$12,388.4	$12,291.7
Accumulation Products	4,503.4	4,521.8
Retail Brokerage and Investment Banking	1,105.1	1,036.0
Other Products	920.0	936.5
Reconciling amounts	1,060.0	1,090.4

	$19,976.9	$19,876.4

Deferred policy acquisition costs:
Protection Products	$1,105.2	$1,093.3
Accumulation Products	140.1	133.1

	$1,245.3	$1,226.4

Future policy benefits:
Protection Products	$7,559.6	$7,543.3
Accumulation Products	192.8	188.6
Other Products	199.3	203.1
Reconciling amounts	14.8	14.9

	$7,966.5	$7,949.9

Unearned premiums:
Protection Products	$53.7	$54.7
Accumulation Products	—	—
Other Products	2.5	2.6
Reconciling amounts	—	—

	$56.2	$57.3

Policyholders’ balances and other policyholders’ liabilities:
Protection Products	$1,640.6	$1,629.8
Accumulation Products	1,304.2	1,225.5
Other Products	153.6	155.7
Reconciling amounts	0.4	0.6

	$3,098.8	$3,011.6

Separate account liabilities(3):
Protection Products	$625.7	$604.6
Accumulation Products	2,606.0	2,699.0
Other Products	280.9	298.1
Reconciling amounts	509.5	535.9

	$4,022.1	$4,137.6

(1)	Includes Group Pension Profits in 2002 and other income.
(2)	Includes retail brokerage and investment banking revenues and other income.
(3)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(4)	Amounts reported in 2003 include a gain of $3.5 million pre-tax from discontinued operations, of which $3.0 million, $0.4 million, and $0.1 million has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month periods ended March 31, 2003 and 2002.

	Three-month Periods Ended March 31,
	2003	2002
	($ in millions)
Premiums:
Individual life	$160.7	$160.4
Group insurance	2.3	2.5
Disability income insurance	0.1	0.1
Other	3.7	1.4

Total	$166.8	$164.4

Universal life and investment-type product policy fees:
Universal life	$18.2	$18.3
Variable universal life	21.9	15.0
Group universal life	2.3	2.4
Individual variable annuities	9.9	12.1
Individual fixed annuities	0.7	1.2

Total	$53.0	$49.0

4.    The Group Pension Transaction:

The following sets forth certain summarized financial information regarding the components of revenue and expense comprising the Group Pension Profits relating to the Group Pension Transaction for the periods indicated.

	For the Three-Month Periods Ended March 31,
	2003	2002
	($ in millions)
Revenues:
Product policy fees	$—	$4.7
Net investment income	—	23.2
Net realized gains (losses) on investments	—	(0.2)

Total Revenues	—	27.7
Benefits and Expenses:
Interest credited to policyholders’ account balances	—	15.8
Other operating costs and expenses	—	4.2

Total benefits and expenses	—	20.0

Group Pension Profits	$—	$7.7

As explained in the notes to the financial statements included in MONY Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in accordance with GAAP, the Group Pension Transaction did

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on its balance sheet. Refer to the notes to MONY Group’s consolidated financial statements filed with the Securities and Exchange Commission (“SEC”) on Form 10-K for the year ended December 31, 2002 for further information.

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

(ii)  In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $13.7 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $6.8 million of this charge was reflected in the income statement caption entitled “net realized losses” because it represented the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which was reflected in the income statement caption entitled “other operating costs and expenses” represented management’s best estimate of the interest that the court would have required the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $4.3 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such over-accrual to income, approximately $3.0 million of which was recorded as realized gains and $1.0 million as a reduction to other expenses. The Company’s appeal was subsequently withdrawn.

(iii)  In December 2002 the SEC and self-regulatory organizations National Association of Securities Dealers directed all broker-dealers, including the Company, to evaluate their procedures with respect to mutual fund sales charge breakpoints. Management does not believe that the outcome of its evaluation, including any determination it may make with respect to sales charges paid by its customers, will have a material adverse effect on the Company’s results of operation, cash flows, or financial position.

(iv)  It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected, as a result of the settlement, or re-evaluation of the matters discussed above. Management believes however, that the ultimate payments in connection with such matter’s should not have a material adverse effect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s financial position or results of operations.

(v)  At March 31, 2003, the Company had commitments to fund the following: $114.1 million of equity partnership investments, $62.0 million private fixed maturities with interest rates ranging from 3.95% to 6.33%, $18.4 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 5.15% to 7.00%, $156.7 million fixed and floating rate commercial mortgages with interest rates ranging from 3.84% to 8.00% and $0.2 million of mezzanine financing with pay rates of 10.0%.

(vi)  In addition, MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million, with a scheduled renewal date in July 2003. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40% and cash and cash equivalents on a separate company basis equal to the greater of $75 million or one and one half years of debt service. As of March 31, 2003, MONY Group was in compliance with each of the covenants as follows: (i) MONY Life’s tangible net worth determined in accordance with Statutory

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Practices totaled $1,087.5 million, (ii) MONY Group’s debt to total capitalization ratio (including comprehensive income and short-term debt) for purposes of the credit facility was 31.0%, and (iii) MONY Group had cash and cash equivalents of $146.5 million. For purposes of the facility, cash and cash equivalents is defined to include only commercial paper rated at least A1/P1 and US Treasuries. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of March 31, 2003 and December 31, 2002. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

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

However, because the decision to increase or decrease dividend scales is based on revised estimates as to the ultimate profitability of the business such actions will not necessarily coincide with periodic reports of the results of the Closed Block. Accordingly, actual earnings that emerge from the Closed Block may either be more or less than the expected Closed Block earnings (or glide path earnings). In accordance with Statement of Position 00-3 “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts”, actual Closed Block earnings in excess of expected Closed Block earnings (or the glide path earnings) in any period are recorded as an additional liability to Closed Block policyholders (referred to as the “deferred dividend liability”) because such excess earnings inure solely to the benefit of the policyholders in the Closed Block. If actual Closed Block earnings are less than expected Closed Block earnings (or the glide path earnings) in any period, the difference is charged against the balance of any existing deferred dividend liability. If the deferred dividend liability is not sufficient to absorb the difference, it remains in earnings for the period and an adjustment will be made to get back on the glide path when earnings emerge in future periods that are sufficient to offset such remaining accumulated difference or through a subsequent reduction in dividend scales.

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

The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	As of March 31, 2003	As of December 31, 2002
	($ in millions)
Assets:
Fixed Maturity Securities:
Available for sale, at estimated fair value (amortized cost; $3,925.2 and $3,873,2, respectively)	$4,222.0	$4,160.9
Mortgage loans on real estate	600.8	633.6
Real estate to be held for investment	9.3	8.3
Policy loans	1,109.3	1,119.0
Cash and cash equivalents	121.3	59.2
Amounts due from broker	18.4	0.9
Premiums receivable	6.3	11.1
Deferred policy acquisition costs	421.2	430.5
Other assets	217.1	210.5

Total Closed Block assets	$6,725.7	$6,634.0

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2003	As of December 31, 2002
	($ in millions)
Liabilities:
Future policy benefits	$6,899.0	$6,901.4
Policyholders’ account balances	290.4	291.6
Other policyholders’ liabilities	149.7	159.1
Other liabilities	422.6	328.0

Total Closed Block liabilities	$7,761.7	$7,680.1

	For the Three-month Periods Ended March 31,
	2003	2002
	($ in millions)
Revenues:
Premiums	$113.2	$120.4
Net investment income	98.9	98.2
Net realized gains/(losses) on investments	5.6	(1.1)
Other income	0.4	0.4

	218.1	217.9

Benefits and Expenses:
Benefits to policyholders	131.6	132.1
Interest credited to policyholders’ account balances	2.4	2.1
Amortization of deferred policy acquisition cost	8.8	11.7
Dividends to policyholders	60.7	60.2
Other operating costs and expenses	1.4	1.1

Total benefits and expenses	204.9	207.2

Contribution from the Closed Block	$13.2	$10.7

For the three-month period ended March 31, 2003 and 2002, there were $2.5 million and $0.0 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block with no net effect on the operations of the Company.

7.    The Closed Block Business:

The CBB is comprised of certain amounts within MONY Holdings and MONY Life. Within MONY Holdings, the CBB includes: (i) the Insured Notes, (ii) the capitalized costs of issuing the Insured Notes, (iii) the DSCA Sub-account CBB (see Note 8), (iv) the Swap, and (v) the Insurance Policy (see Note 1). Within MONY Life, the CBB includes: (i) the Closed Block discussed in Note 8 and (ii) an amount of capital (hereafter referred to as “Surplus and Related Assets”) outside the Closed Block, but within MONY Life, that when aggregated with the assets and liabilities in the Closed Block results in an aggregate carrying value of assets in the CBB within MONY Life in excess of the carrying value of the liabilities in the CBB within MONY Life. The amount by which the assets in the CBB within MONY Life exceed the liabilities in the CBB within MONY Life represents a sufficient amount of capital based on regulatory standards to support the CBB within MONY Life. All business of MONY Holdings and subsidiary, consolidated, other than the CBB, is defined in the note indenture as the

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ongoing Business (“OB”). The determination of the amount of Surplus and Related Assets was based on Statutory Accounting Practices as required by the note indenture. As the Closed Block’s results of operations emerge, an equal amount of the Surplus and Related Assets is intended to become available to the OB. The investment of the Surplus and Related Assets is restricted to permitted investments and subject to certain concentration limitations as outlined in the note indenture (see Note 8).

The following tables set forth certain summarized financial information attributable to the OB and the CBB of MONY Holdings and its subsidiary, MONY Life, as of March 31, 2003 and December 31, 2002 and for the three-month period ended March 31, 2003:

	As of March 31, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at fair value	$2,275.3	$5,669.1	$7,944.4
Equity securities available for sale, at fair value	237.8	—	237.8
Mortgage loans on real restate	915.9	913.1	1,829.0
Real estate to be disposed of	19.5	—	19.5
Real estate held for investment	171.7	9.3	181.0
Other invested assets	88.6	31.9	120.5
Policy loans	94.7	1,109.3	1,204.0
Debt service coverage account — OB	68.9	—	68.9
Debt service coverage account — CBB	—	0.3	0.3
Cash and cash equivalents	172.1	145.4	317.5
Accrued investment income	56.8	152.1	208.9
Amounts due from reinsurers	582.4	92.8	675.2
Deferred policy acquisition costs	824.1	421.2	1,245.3
Other assets	522.3	12.7	535.0
Separate account assets	4,025.1	—	4,025.1

Total assets	$10,055.2	$8,557.2	$18,612.4

Liabilities:
Future policy benefits	$1,067.5	$6,899.0	$7,966.5
Policyholders’ account balances	2,600.6	290.4	2,891.0
Other policyholders’ liabilities	114.2	149.7	263.9
Other liabilities	708.7	515.8	1,224.5
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,022.1	—	4,022.1

Total liabilities.	$8,730.0	$8,154.9	$16,884.9

(1)	Includes the assets and liabilities of MONY Holdings as of March 31, 2003.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at fair value	$2,248.4	$5,579.8	$7,828.2
Equity securities available for sale, at fair value	247.7	—	247.7
Mortgage loans on real restate	927.0	950.4	1,877.4
Other invested assets	281.7	22.7	304.4
Policy loans	93.5	1,119.0	1,212.5
Debt service coverage account — OB	64.7	—	64.7
Debt service coverage account — CBB	—	9.4	9.4
Cash and cash equivalents	128.7	95.0	223.7
Accrued investment income	54.3	149.7	204.0
Amounts due from reinsurers	602.5	92.7	695.2
Deferred policy acquisition costs	795.9	430.5	1,226.4
Other assets	575.5	17.7	593.2
Separate account assets	4,140.6	—	4,140.6

Total assets	$10,160.5	$8,466.9	$18,627.4

Liabilities:
Future policy benefits	$1,048.5	$6,901.4	$7,949.9
Policyholders’ account balances	2,488.1	291.6	2,779.7
Other policyholders’ liabilities	130.1	159.1	289.2
Other liabilities	810.3	421.2	1,231.5
Long term debt	217.5	300.0	517.5
Separate account liabilities	4,137.6	—	4,137.6

Total liabilities.	$8,832.1	$8,073.3	$16,905.4

(1)	Includes the assets and liabilities of MONY Holdings as of December 31, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three-Month Period Ended March 31, 2003(2)
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$53.6	$113.2	$166.8
Universal life and investment-type product policy fees	53.0	—	53.0
Net investment income	46.5	125.6	172.1
Net realized gains on investments	5.2	6.6	11.8
Other income	39.4	0.4	39.8

Total revenues	197.7	245.8	443.5

Benefits and Expenses:
Benefits to policyholders	64.8	131.5	196.3
Interest credited to policyholders’ account balances	31.5	2.4	33.9
Amortization of deferred policy acquisition cost	22.2	8.8	31.0
Dividends to policyholders	1.2	28.7	29.9
Other operating costs and expenses	87.7	60.7	148.4

Total benefits and expenses	207.4	232.1	439.5

Net (loss) income from continuing operations before income taxes	$(9.7)	$13.7	$4.0

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap, (ii) the net contribution to income from the Surplus and Related Assets, and (iii) the results of operations from the Closed Block.
(2)	MONY Holdings commenced operations on April 30, 2002 therefore no comparative financial information is presented for the three-month period ended March 31, 2002.

The statutory surplus of MONY Life as of March 31, 2003 was $11,165.7 million, of which $3,291.2 million was attributable to the OB and $7,874.5 million was attributable to the CBB. The statutory net gain from operations of MONY Life for the three-month period ended March 31, 2003, was $18.8 million, of which $(10.5) million was attributable to the OB and $29.3 million was attributable to the CBB. The net gain from operations attributable to the CBB includes: (i) the net contribution to income from the Surplus and Related Assets, and (ii) the results of operations from the Closed Block.

8.    The Insured Notes:

Dividends from MONY Life are the principal source of cash inflow, which will enable MONY Holdings to meet its obligations under the Insured Notes. The ability of MONY Life to declare and pay MONY Holdings a dividend is governed by the Insurance Law of the State of New York. The Insurance Law of the State of New York permits a stock life insurance company to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of (a) ten percent of its “policyholders’ surplus” as of the end of the preceding calendar year or, (b) the company’s “net gain from operations” for the preceding calendar year (not including realized capital gains), as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance Department of the State of New York (hereafter referred to as the “NY Dividend Statute”). The maximum allowable dividend from MONY Life to MONY Holdings in 2003 without regulatory approval is $90.6 million.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, pursuant to the note indenture, dividends to MONY Holdings from MONY Life are required to be allocated between the OB and the CBB. This allocation, while principally based on separately applying the NY Dividend Statute to the “policyholders’ surplus” and “net gain from operations” attributable to the OB and the CBB, is subject to certain adjustments described in the note indenture. The amount of the dividend attributable to the CBB is required to be deposited in the DSCA — Sub-account CBB. As described in the note indenture, the amount of the dividend deposited in the DSCA — Sub-account CBB will not generally be available for dividend to the MONY Group until all the obligations to pay principal, interest and other amounts on the Insured Notes are fully extinguished. Under limited circumstances, if the fair value of the DSCA exceeds amounts set forth in the note indenture, such excess can become available for dividend to the MONY Group. The amount of such dividend attributable to the Ongoing Business will generally be available to MONY Holdings to pay dividends to the MONY Group. Accordingly, where applicable, financial information presented herein has been segregated between amounts attributable to the OB and to the CBB to assist readers of the financial statements in evaluating the relative contributions to MONY Life’s dividend from the OB and the CBB, respectively. See Notes 1 and 8 for additional information regarding the Insured Notes.

9.    Stock-Based Compensation:

Stock Incentive Plans

1998 Stock Incentive Plan and 2002 Stock Option Plan

In November 1998, upon approval of the New York Insurance Department, MONY Group adopted the 1998 Stock Incentive Plan (the “1998 SIP”) for employees of the Company and certain of its career financial professionals. As a condition for its approval of the 1998 SIP, the New York Insurance Department restricted options under the plan to no more than 5 percent of the shares of MONY Group’s common stock outstanding as of the date of its initial public offering (2,361,908 shares). Options granted under the 1998 SIP may be Incentive Stock Options (“ISOs”) qualifying under Section 422(a) of the Internal Revenue Code or Non-Qualified Stock Options (“NQSOs”).

Pursuant to the 1998 SIP, options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant. In addition, one-third of each option granted pursuant to the 1998 SIP shall become exercisable on each of the first three anniversaries following the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 2003, options to acquire 2,352,493 million common shares of the MONY Group had been issued under the 1998 SIP. Options to acquire 1,961,620 common shares remained outstanding as of March 31, 2003.

In May 2002, MONY Group’s shareholders approved the 2002 Stock Option Plan (the “2002 SOP”), and the allocation of 5,000,000 shares of MONY Group common stock for grants under that 2002 SOP Plan. Options granted under the plan may not be exercised, transferred or otherwise disposed of by the grantee prior to December 24, 2003, even if vested. Options may be ISOs qualifying under Section 422(a) of the Internal Revenue Code or NQSOs. Options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant, and vesting provisions are determined at the discretion of the board of directors. As of March 31, 2003, options to acquire 2,455,725 common shares of the MONY Group had been issued and 2,435,025 options were outstanding under the 2002 SOP. All options granted through March 31, 2003 under the 2002 SOP are NQSOs that shall vest one-third ratably on the December 31st after each of the first three anniversaries following the date such option was granted, and will remain exercisable for a period not to exceed 10 years from the date of grant.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123, issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees.

At the effective date of the initial grants of options pursuant to the 1998 SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Pursuant to the requirements of APB 25, the options granted by the Company under the 1998 SIP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. With respect to grants of options under the SIP to career financial professionals, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. Compensation expense recognized in the statement of income and comprehensive income related to options granted to career financial professionals which were outstanding at March 31, 2003 and 2002 was $0.0 million and $0.3 million respectively.

The following table presents the net income and net income per share of the Company on a pro forma basis as if the fair value accounting prescribed by SFAS 123 had been applied to the options granted to employees under the 1998 SIP and outstanding at March 31, 2003 and 2002.:

	March 31, 2003	March 31, 2002
	($ in millions except per share amounts)
Net income	$5.5	$13.7
Net income per share:
Basic	$0.12	$0.29
Diluted	$0.12	$0.28

The fair value of each option outstanding is estimated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $21.10 to $43.44, dividend yields ranging from 1.04% to 2.37%, expected volatility ranging from 23.5% to 44.4%, range of interest rates from 3.4 to 6.7%. The fair value of options determined using the Black-Scholes pricing model ranged from $6.30 to $18.92 per share at March 31, 2003.

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

Restricted Stock Ownership Plan

In May 2001, MONY Group shareholders approved The MONY Group Inc. Restricted Stock Ownership Plan (the “Plan”). Pursuant to the terms of the Plan, management has the authority to grant up to 1,000,000 restricted shares of MONY Group common stock to eligible employees, as defined in the Plan, and to establish vesting and forfeiture conditions relating thereto. During 2002 and 2001, MONY Group granted 97,143 and 352,050 restricted shares, respectively to certain members of management pursuant to the Plan. The 2002 and 2001 awards made under the Plan are conditioned on: (i) the expiration of a vesting period and (ii) an increase in the average per share price of MONY Group common stock above specified targets. In accordance with APB No. 25, compensation expense is recognized on the awards proportionally over the vesting period of the award provided that the condition with respect to the average price of MONY Group common stock is satisfied at the end of any period. In March 2003, the ownership granted 334,050 restricted shares to certain member of management under the Restricted Stock Ownership Plan. The 2003 awards made under the plan are conditioned on the expiration of a vesting period.

In addition to the Restricted Stock Ownership Plan, MONY Group issued approximately 111,987 shares of restricted stock in connection with the acquisition of Advest, of which approximately 33,497 shares remained restricted at March 31, 2003. These restricted shares are conditioned only on the expiration of a vesting period.

Furthermore, MONY Group has issued 20,913 shares of restricted stock to members of its board of directors. These restricted shares are conditioned only on the expiration of a vesting period. At March 31, 2003, 10,686 shares of such restricted stock remained restricted at March 31, 2003.

10.    Reorganization and Other Charges:

During the fourth quarter of 2002 and 2001, the Company recorded “Reorganization and Other” charges aggregating approximately $7.7 million and $146.1 million, respectively. Of these charges, $7.7 million and $19.0 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The 2002 restructure charge consisted of severance and related benefits resulting from headcount reductions of 161 and 26, respectively, in the Company’s home office and career agency system, as well as losses from abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240, in the Company’s home office and career agency system, respectively, and $8.7 million of other miscellaneous items. The balance of the charge in 2001, $127.0 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds, (iii) write-downs of certain information technology assets, and (iv) other miscellaneous items. Set forth

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below is certain information regarding the liability recorded in connection with the Company’s restructuring actions during 2002 and 2001, as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet.

	December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	March 31, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$8.3	$—	$4.6	$—	$3.7
Other reorganization charges	4.4	—	0.8	—	3.6

Total Restructuring Charges Liability	$12.7	$—	$5.4	$—	$7.3

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as MONY Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (“MONY Group’s 2002 Annual Report”) not included herein.

Organization and Business

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary, and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the three-month period ended March 31, 2003, Proprietary Distribution accounted for approximately 18.2%, and 43.2% of sales of Protection and Accumulation products, respectively, and 100.0% of Retail Brokerage and Investment Banking revenues. Complementary Distribution accounted for 81.8% and 56.8% of sales of Protection and Accumulation products, respectively, and 0.0% of Retail Brokerage and Investment Banking revenues for the three months ended March 31, 2003. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp. (“Trusted Advisors”), which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, and (vii) MONY International Holdings, which through its Brazilian domiciled insurance brokerage subsidiary, principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil and, to a lesser extent since its reorganization in 2001, life insurance, annuity and investment products, as well as trust services, to nationals of certain Latin American countries through its Cayman Island based insurance and banking subsidiaries (MONY Life Insurance Company of the Americas, Ltd. and MONY Bank & Trust of the Americas, ltd., respectively). Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Bank and Trust Company, a federal savings bank, and Boston Advisors, a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

See Note 1 to the Unaudited Interim Condensed Consolidated Financial Statements for further information regarding the Company’s organization and business.

General Discussion of Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets, (v) the Group Pension Profits (which ceased as of December 31, 2002 — see Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements), and (vi) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

The Company’s profitability depends in large part upon (i) price movements and trends in the securities markets, (ii) the amount of its assets and its third-party assets under management, (iii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iv) supply and demand for the kinds of products and services offered by the Company (see Note 3 to the Unaudited Interim Condensed Consolidated Financial Statements included herein for the principal products and services offered by the Company), (v) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (vi) the amount of time purchasers of the Company’s insurance and annuity products hold and renew their contracts with the Company (referred to as “persistency”), which affects the Company’s ability to recover the costs incurred to sell such policies and contracts, (vii) the ability to manage the market and credit risks associated with its invested assets, (viii) returns on venture capital investments, (ix) the investment performance of its mutual fund and variable product offerings, and (x) commission and fee revenue from securities brokerage and investment banking operations which fluctuate with trading volume. External factors, such as general economic conditions and the securities markets, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the claims paying ability ratings of the Company’s insurance subsidiaries by Nationally Recognized Statistical Rating Organizations may affect the Company’s ability to compete in the marketplace for its products and services. Similarly, downgrades of MONY Group’s credit ratings may affect the Company’s ability to access the debt markets to raise additional capital, which could affect the Company’s liquidity and ability to support the capital of its insurance subsidiaries.

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

At March 31, 2003 the carrying value of the Company’s DPAC was $1.2 billion. Approximately $141.7 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of the Company’s annuity DPAC, the accounting policy applied, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

While the Company’s current best estimate for the ultimate investment return underlying this business is 8.0%, a continuing deterioration in the securities markets (whether with regard to investment returns or asset valuations) could require the Company to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and/or a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and results of operations.

During the first quarter of 2003, the Company revised its estimate of the ultimate amount of gross profits to be earned from its annuity in force block of business. This revision reflects the decline in annuity in force account values during the year due primarily to the deterioration of the equity securities markets, and an increase in profitability due to increased margins resulting from higher service fee revenues on underlying funds.

The Company’s calculation of annuity product DPAC asset balances as of December 31, 2002 incorporated an assumption of 10% returns in 2003 and later for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the death benefit guarantees. The Company’s anticipated earnings for 2003, which were disclosed at its Investment Community Meeting on January 16, 2003, were predicated on a 7.0% return, which built in $3.0 million of variable annuity DPAC unlocking. Within a fairly wide range, any deviation from 7.0% will change earnings by approximately $1.0 million per 1% change in return. For example, a return of 8% would lead to a $1 million gain relative to plan, and a return of 6% would lead to a $1 million loss. However, if the funds were to lose 10% or more of their value, the Company may need to take additional “loss recognition” writeoffs. These writeoffs have a larger immediate impact than DPAC unlocking, in that the entire amount of DPAC deemed non-recoverable must be written off at once, rather than over the life of the product. Every additional drop of 1% in this range would decrease earnings by approximately $2.0 million. For example, 2003 returns of 0% would decrease pre-tax earnings by approximately $11.0 million.

•	The Company Might Have to Write-Off Some Goodwill. The carrying value of goodwill in the Company’s Retail Brokerage and Investment Banking segment was $191.4 million at March 31, 2003. Based on the Company’s estimate of the fair value of these businesses, the Company concluded that no impairment of such goodwill exists as of March 31, 2003. However, if securities market conditions worsen or if there is a prolonged downturn in retail securities trading volumes, the Company might conclude, in the future, that all or a portion of such goodwill is impaired and must be written off.

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

Changes in the factors discussed above (particularly, a sustained or continuing decline in the prices of securities or a deterioration in the credit quality of issuers or a deterioration in industry or issuer fundamentals or in the macro economic outlook) may significantly affect the Company’s determination of whether a security is “other than temporarily impaired”, which may require the Company to recognize an “other than temporary impairment” charge that could be material to its financial position and results of operations. See  — Investments — Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks.

The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. The Company generally limits these investments to no more than 2.0% to 3.0% of its total invested assets. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May 1995 are accounted for at fair value, while those acquired after May 1995 are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect the pro rata share of such mark to market adjustment if the Company accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company by the partnership, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments have had a significant impact on the Company’s earnings. The Company’s future earnings from venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position. At March 31, 2003, the carrying value of the Company’s venture capital investments was $178.4 million, of which $84.8 million is accounted for under the equity method and $93.6 million is accounted for at fair value.

Further Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

•	Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At March 31, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the cash values of the Company’s in force annuity contracts) totaled approximately $791.5 million. At March 31, 2003, the Company carried a reserve of approximately $7.0 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained or continuing deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) is deliberating the issuance of guidance concerning the establishment of such reserves. This guidance may require the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of any new guidance issued by the AICPA, the Company might then have to establish additional reserves.

Further Declines in Securities Market Prices Could Decrease Our Revenues

•	As discussed above under the caption General Discussion of Factors Affecting Profitability, revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Continuing Weakness in the Securities Markets Could Result in Increased Pension Costs

•	As required under GAAP, both the rate of return assumption for 2002 on assets funding the Company’s pension liabilities and the discount rate used to determine those liabilities were established at the end of December 31, 2001. The Company made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields available on high-quality corporate bonds. However, due to deteriorating economic conditions, the decline in securities market valuations and interest rates, the Company lowered both its assumed rate of return assumption from 10.0% to 8.0% and the discount rate assumption from 7.3% to 6.6%, which will cause an increase in the Company’s net periodic pension expense in 2003 and thereafter. In addition, the deterioration of the securities markets during 2002 has resulted in a decline in the fair value of the assets funding the Company’s pension obligations. As a result, the Company’s net periodic pension expense will increase in 2003 and thereafter due to the requirement under GAAP to amortize unrealized gains and losses through net periodic pension costs over a period of time. The Company expects that the effect of changing the assumed rate of return on assets funding the Company’s pension liabilities and the decline in the fair value of such assets, as well as changing the discount rate, will result in lower earnings in 2003 of approximately $23.0 million before tax, as compared to those reported in 2002. In addition, a continuing deterioration in the securities markets may require further changes in the assumed rate of return on assets funding the Company’s pension liabilities and the discount rate, which may have a material adverse affect on the Company’s results of operations and financial position.

•	While the market value of assets exceeded the Company’s pension liabilities at December 31, 2002, any unfunded liability at December 31, 2003 will either cause the Company to contribute assets to the pension plan in an amount sufficient to eliminate any unfunded position or, as required by GAAP, the Company will be required to charge to comprehensive income the full amount of any prepaid benefit cost at such date. At March 31, 2002, prepaid benefit costs aggregated $146.4 million. While management expects that, in the event of an underfunded position, it would make a contribution to the Company’s pension to avoid such a charge to comprehensive income, this will ultimately depend upon the total amount of any such underfunding, which largely is dependent upon the market values of assets backing the pension plan, and the amount of pension plan liabilities, at December 31, 2003. It should be noted that, in the event a company is required to charge its prepaid benefit cost asset to comprehensive income due to an underfunded position, in accordance with GAAP, a company may reestablish that asset if the market value of assets supporting the pension plan increase, the plan liabilities decrease, and/or subsequent contributions to the pension plan cause the plan be in a funded position.

The Company’s Expenses May Increase if it Chooses or Becomes Required to Adopt the Fair Value Recognition Provisions of SFAS No. 123 Accounting for Stock Based Compensation (“SFAS 123”) and Recognize Expense for the Issuance of Certain Employee Stock Based Compensation

•	Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under SFAS 123, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If the Company chooses to adopt these provisions of SFAS No. 123 or if it becomes required to adopt such provisions as a result of action by the Financial Accounting Standards Board, the adoption will result in additional expense recognition in an amount that may be material to the Company’s results of operations.

Segments

The Company’s business is organized in three principal reportable segments: the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts, which are not allocated to the segments, are reported as reconciling items. Reconciling items are principally comprised of: (i) revenues and expenses associated with contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, since its formation and commencement of operations in 2002 — see Note 1 to the Unaudited Interim Condensed Consolidated Financial Statements, and (iv) certain charges associated with the Company’s reorganization activities in 2002 and 2001. See — Reorganization and Other Charges for further details. The Company formed the Retail Brokerage and Investment Banking segment in 2001 in connection with its acquisitions of Advest and Matrix. In addition to these companies, this segment includes the revenues, expenses, assets and liabilities of MSC. In prior years MSC was reported in the Company’s Other Products segment. See Note 3 to the Unaudited Interim Condensed Consolidated Financial Statements for further information regarding the Company’s reportable segments.

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

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 of the Consolidated Financial Statement included in the MONY Group’s 2002 Annual Report for a complete description of the Company’s significant accounting policies.

Investments —

The Company records investments in fixed maturity securities and equity securities available for sale, trading account securities and certain investments in venture capital partnerships at fair value in its consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, the valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates, and the timing of cash flows because quoted market prices are not available. At March 31, 2003, the carrying value of private placement fixed maturity securities was $3,155.0 million.

The Company records changes in the fair values of investments in fixed maturity and equity securities available for sale that are not considered to be “other than temporarily impaired” in other comprehensive income. The Company reports changes in the value of venture capital investments accounted for using the equity method and trading securities in the consolidated statement of operations. For investments the Company considers to be “other than temporarily impaired”, the Company records an impairment loss, which is reflected in realized gains (losses) on investments. See — Investments — Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is other than temporarily impaired requires the use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are other than temporarily impaired.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if forecolosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and operating results are therefore sensitive to: (i) changes in the estimated cash flows from mortgages, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At March 31, 2003 and December 31, 2002, the valuation allowance on these mortgage loans was $2.1 million and $14.7 million, respectively.

Deferred policy acquisition costs and insurance reserves —

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally Statement of Financial Accounting Standards (“SFAS”) 60 for term and whole life insurance products, SFAS 97 for universal life and investment-type contracts, and SFAS 120 for traditional participating life insurance contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and policy duration. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations. See — Potential Forward Looking Risks Affecting Profitability.

Goodwill and intangible assets —

The Company’s assets include goodwill and intangible assets, which are primarily related to its 2001 acquisition of Advest. In accordance with SFAS 142, the Company must reevaluate the valuation of the goodwill and intangible assets at least annually by comparing the fair value and carrying value of the reporting unit to which the goodwill and intangible assets relate. If the carrying value of the reporting unit exceeds its fair value, the Company must recognize an impairment loss for the excess of carrying value over fair value. The estimate of a reporting unit’s fair value considers various valuation methodologies and in certain cases, requires the use of assumptions and estimates regarding the reporting unit’s future cash flows and discount rates. Changes in the business supporting the goodwill and intangible assets may affect management’s assessment of the recoverability of goodwill and intangible assets. See — Potential Forward Looking Risks Affecting Profitability.

Litigation, contingencies and restructuring charges —

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 5 to the Unaudited Interim Condensed Consolidated Financial Statements, the Company is party to various legal actions and proceedings in connection with its businesses. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of SFAS 5 and Financial Accounting Standards Board Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 10 to the MONY Group’s Unaudited Interim Condensed Consolidated Financial Statements, in both 2002 and 2001 the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Other Significant Estimates —

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, accounting for pension and other post-retirement and post-employment benefits requires estimates of future returns on plan assets, expected increases in compensation levels and trends in health care costs. See — Potential Forward Looking Risks Affecting Profitability. Another example is the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize the deferred tax benefit.

Summary of Financial Results

The following tables present the Company’s consolidated and segmented results of operations for the three-month periods ended March 31, 2003 and 2002. The discussion following these tables discusses the Company’s consolidated and segmented results of operations.

	For the Three-month Period Ended March 31, 2003
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$160.8	$3.7	$—	$2.3	$—	$166.8
Universal life and investment-type product policy fees	42.4	9.9	—	0.7	—	53.0
Net investment income	142.9	21.3	—	3.9	7.0	175.1
Realized gains on investments	7.5	3.3	—	1.1	4.7	16.6
Group Pension Profits	—	—	—	—	—	—
Retail Brokerage and Investment Banking revenues	—	—	94.6	—	—	94.6
Other income	3.1	22.1	4.0	6.0	1.8	37.0

Total revenue	356.7	60.3	98.6	14.0	13.5	543.1

Benefits and Expenses:
Benefits to policyholders	179.5	11.8	—	3.4	1.6	196.3
Interest credited to policyholders’ account balances	18.2	13.3	—	2.4	—	33.9
Amortization of deferred policy acquisition costs	27.6	3.4	—	—	—	31.0
Dividends to policyholders	61.5	0.3	—	0.1	—	61.9
Other operating costs and expenses	56.4	28.0	99.7	10.2	18.9	213.2

Total expense	343.2	56.8	99.7	16.1	20.5	536.3

Income/(Loss) from continuing operations before income taxes	$13.5	$3.5	$(1.1)	$(2.1)	$(7.0)	6.8

Income tax expense						1.5

Net income from continuing operations						5.3

Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $1.2 million						2.3

Net Income						$7.6

	For the Three-month Period Ended March 31, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$160.4	$1.5	$—	$2.5	$—	$164.4
Universal life and investment-type product policy fees	35.7	12.1	—	1.2	—	49.0
Net investment income and realized losses on investments	153.7	21.2	—	6.7	5.8	187.4
Realized gains on investments	(2.0)	(0.2)	—	(0.2)	—	(2.4)
Group Pension Profits	7.7	—	—	—	—	7.7
Retail Brokerage and Investment Banking revenues	—	—	93.1	—	—	93.1
Other income	5.8	25.8	—	5.0	1.6	38.2

Total revenue	361.3	60.4	93.1	15.2	7.4	537.4
Benefits and Expenses:
Benefits to policyholders	176.0	6.2	—	6.1	2.4	190.7
Interest credited to policyholders’ account balances	15.4	10.4	—	2.2	(0.1)	27.9
Amortization of deferred policy acquisition costs	26.9	5.9	—	—	—	32.8
Dividends to policyholders	60.9	0.3	—	0.3	—	61.5
Other operating costs and expenses	56.6	29.1	93.9	11.2	12.6	203.4

Total expenses	335.8	51.9	93.9	19.8	14.9	516.3

Income before income taxes	$25.5	$8.5	$(0.8)	$(4.6)	$(7.5)	21.1

Income tax expense						6.8

Net Income						$14.3

Three-month Period Ended March 31, 2003 Compared to the Three-month Period Ended March 31, 2002

Premiums —

Premium revenue was $166.8 million for the three-month period ended March 31, 2003, an increase of $2.4 million, or 1.5%, from $164.4 million reported for the comparable prior year ended. The increase was primarily the result of increased premiums in the Protection Products and Accumulation Products segments of $0.4 million and $2.2 million, respectively, partially offset by a decrease in the Other Products segment of $0.2 million. The following table summarizes the components of premium revenue recorded in each of the Company’s segments for the three-month periods ended March 31, 2003 and 2002, respectively,

	For the Three-month Periods Ended March,
	2003	2002
	($ in millions)
Protection Products segment:
Single premiums	$29.4	$29.4
New premiums	5.5	3.9
Renewal premiums	110.9	114.5
Premiums ceded	(9.9)	(7.1)

Total premiums, excluding USFL and other	135.9	140.7
USFL	24.9	19.6

	160.8	160.3
Other:	—	0.1

Total Protection Products segment	160.8	160.4

Accumulation Products segment	3.7	1.5
Other products segment	2.3	2.5

Total premiums	$166.8	$164.4

Premium revenue in the Protection Products segment, excluding USFL, decreased $4.9 million, primarily due to a reduction in renewal premiums on individual life of $5.7 million attributable mostly to a reduction of the in-force block. The decrease in renewal premiums was partially offset by an increase in new premiums on individual life of $0.9 million.

USFL’s premiums were $24.9 million and $19.6 million for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in USFL’s premiums was primarily due to an increase in renewal premiums and higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states.

The increase in premiums in the Accumulation Products segment from $1.5 million to $3.7 million was primarily due to an increase in life contingent immediate annuity sales.

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $53.0 million for the three-month period ended March 31, 2003, an increase of $4.0 million, or 8.2% from $49.0 million reported for comparable prior year. The increase was primarily a result of higher fees in the Protection Products segment of $6.7 million, partially offset by lower fees in the Accumulation Products and Other Products segments of $2.2 million and $0.5 million, respectively. The increase in the Protection Products segment was primarily due to increases in Variable Universal Life (“VUL”), Corporate Sponsored Variable Universal Life (“CSVUL”), and Universal Life (“UL”)

fees of $4.4 million, $2.5 million, and $1.4 million, respectively, net of reinsurance. The increase in VUL fees relates to an increase in that block of business. The increase in CSVUL fees was due primarily to a decrease in reinsurance reserves of $2.2 million, and the increase in UL fees was due to primarily to a $1.2 million increase in Cost of Insurance (“COI”) charges. These increases were partially offset by an increase of $1.5 million relating to certain reinsurance attributable to protection products.

The decrease in the Accumulation Products segment was primarily due to lower Flexible Premium Variable Annuity (“FPVA”) mortality and expense charges of $1.9 million due to lower separate account fund balances. Annuity assets under management were $4.1 billion as of March 31, 2003 compared to $4.6 billion at March 31, 2002. The decrease in the Other Products segment was due to lower fees earned on administrative charges, attributable to a reduction of the in-force block.

Net investment income and realized gains/(losses) on investments —

Net investment income was $175.1 million for the three-month period ended March 31, 2003, a decrease of $12.3 million, or 6.6%, from $187.4 million reported for the corresponding prior year period. The decrease in net investment income primarily consisted of: (i) a $13.9 million decrease in income from investments in venture capital partnerships to a loss of $8.0 million for the three-month period ended March 31, 2003, from income of $5.9 million for the three-month period ended March 31, 2002, (ii) a $2.9 million decrease in income from real estate investments. Partially offsetting these decreases were additional earnings from an increase in invested assets substantially offset by a decline in interest rates. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on invested assets was 6.0% and 6.6%, respectively, for the three-month period ended March 31, 2003, as compared to 6.9% and 6.8%, respectively, for the three-month period ended March 31, 2002. See — Investments.

As of March 31, 2003, the Company had approximately $3.8 million of additional pre-tax gains related to venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation.

Net realized gains were $16.6 million for the three-month period ended March 31, 2003, an increase of $19.0 million, from losses of $2.4 million reported for the three-month period ended March 31, 2002.

	For the Three-month Period Ended March 31,
	2003	2002
	($ in millions)
Real estate	$2.6	$(3.5)
Equity securities	(3.5)	(1.1)
Fixed maturity securities	16.4	4.8
Mortgage loans	1.4	(2.6)
Other	(0.3)	0.0

	$16.6	$(2.4)

Group Pension Profits —

The Group Pension Transaction and the related Group Pension Profits ceased as of December 31, 2002. Refer to Note 4 of the Unaudited Interim Condensed Consolidated Financial Statements included herein for information regarding the Group Pension Transaction, the Group Pension Profits and the Final Value Payment, along with certain summary financial information relating thereto.

Group Pension Profits for the three-month period ended March 31, 2002 were $7.7 million.

Retail Brokerage and Investment Banking revenues —

Retail brokerage and investment banking revenues were $94.6 million for the three-month period ended March 31, 2003, an increase of $1.5 million, or 1.6%, from $93.1 million reported for the comparable prior year period. The increase was attributable to increased revenues from Advest and Matrix, partially offset by decreased revenues from MSC. Advest had retail brokerage and investment banking revenues of $84.2 million for the three-month period ended March 31, 2003 compared to $82.0 million reported for the comparable prior year period, an increase of $2.2 million or 2.7%. The increase was primarily due to growth in Advest’s fixed-income business offset by lower equity commission income, asset management fees and outside mutual funds. Matrix revenues increased to $0.9 million from $0.3 million in the three-month period ended March 31, 2002 due to higher mergers and acquisition related fees as its business continues to grow. Revenues from MSC decreased to $9.4 million from $10.8 million in the comparable prior year period due to lower commission fee income.

The following table presents the components of retail brokerage and investment banking revenues for the periods presented.

	For the Three-month Periods Ended March 31,
	2003	2002
	($ in millions)
Commissions	$34.3	$42.4
Interest	7.1	8.7
Principal transactions	32.0	22.7
Asset management and administration	12.9	13.0
Investment banking	7.1	5.2
Other	1.2	1.1

Total retail brokerage and investment banking revenues	$94.6	$93.1

Other income —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $37.0 million for the three-month period ended March 31, 2003, a decrease of $1.2 million, or 3.1%, from $38.2 million reported for the three-month period ended March 31, 2002. The decrease was due primarily to lower income in the Protection Products and Accumulation Products segments of $2.7 million and $3.7 million, respectively, partially offset by increased income in the Retail Brokerage and Investment Banking and Other Products segments of $4.0 million and $1.0 million, respectively. The following table summarizes the components of other income recorded in the Protection Products segment for the three-month periods ended March 31, 2003 and 2002, respectively.

	For the Three-month Periods Ended March 31,
	2003	2002
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$(2.1)	$1.2
Reinsurance allowances	3.6	3.3
Other miscellaneous	1.6	1.3

Total Protection Products segment	$3.1	$5.8

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In the three-month period ended March 31, 2003, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $(2.1) million compared to $1.2 million in the comparable prior year period. This decrease was partially offset by an increase in investment management fees and reinsurance allowances.

The decrease in the Accumulation Products segment is due primarily to a $4.5 million decrease in commission revenue earned by Enterprise and a $0.4 million decrease in the change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment, partially offset by a $1.2 million increase in other miscellaneous revenues. For reporting purposes, the results of the COLI contract are allocated among the segments. The increase in the Retail Brokerage and Investment Banking segment was due to an insurance settlement from the events of September 11th of $4.0 million received in 2003, while the increase in the Other Products segment was primarily due to increased revenues from the Company’s insurance brokerage subsidiary.

Benefits to policyholders —

Benefits to policyholders were $196.3 million for the three-month period ended March 31, 2003, an increase of $5.6 million, or 2.9%, from $190.7 million reported for the three-month period ended March 31, 2002. The increase consisted primarily of higher benefits of $3.5 million and $5.6 million in the Protection Products and Accumulation Products segments, respectively, offset by lower benefits of $2.7 million in the Other Products segment and lower reconciling amounts of $0.8 million. The increase of $3.5 million in the Protection Products segment was primarily attributable to a $6.0 million increase in death claims in USFL, which experienced unusually low mortality in the comparable prior year period, offset by lower death claims in yearly renewable term and VUL product lines of $2.2 million and $1.3 million, respectively. The increase in the Accumulation Products segment is primarily due to higher individual annuity and supplemental contract reserves of $2.3 million and $1.4 million, respectively, coupled with higher benefit reserves of $1.5 million on the Company’s FPVA product as compared to the comparable prior year period. The increased reserves are attributable to higher sales of accumulation products and higher provisions for guaranteed minimum death benefits on the Company’s FPVA products due to unfavorable market conditions and the decline in assets under management. The decreased benefits in the Other Products segment are attributable to lower payments of $1.7 million relating to a reinsurance contract, and lower death and annuity benefits of $0.7 million and $0.9 million, respectively, partially offset by higher disability payments of $0.5 million.

Interest credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $33.9 million for the three-month period ended March 31, 2003, an increase of $6.0 million, or 21.5%, from $27.9 million reported for the three-month period ended March 31, 2002. The increase was primarily attributable to higher interest crediting of $2.8 million in the Protection Products segment, $2.9 million in the Accumulation Products segment and $0.3 million in the Other Products segment. The increase in the Protection Products segment was primarily related to higher interest crediting on CSVUL and UL of $1.9 million and $0.5 million, respectively, primarily due to higher CSVUL general account fund values and higher UL account balances. The increase in the Accumulation Products segment was primarily attributable to higher interest crediting of $1.1 million on FPVA business and $2.3 million on the new Fixed Premium Deferred Annuity (“FPDA”) product, partially offset by decreased interest crediting on Single Premium Deferred Annuity (“SPDA”) business, supplemental contracts and other annuity contract business of $0.3 million, $0.1 million, and $0.1 million, respectively. The increase in interest crediting on FPVA and FPDA business is related to higher general account fund balances. The decrease in interest crediting on SPDA and other annuity contract business is due to the continued run-off of these products, while the decrease on supplemental contracts is due to lower interest rates.

Amortization of deferred policy acquisition costs —

Amortization of DPAC was $31.0 million for the three-month period ended March 31, 2003, a decrease of $1.8 million, or 5.5%, from $32.8 million reported for the corresponding prior year period. The decrease was due to lower amortization of $2.5 million in the Accumulation Products segment offset by higher amortization $0.7 million in the Protection Products segments. The decrease in the Accumulation Products segment was due primarily to lower amortization in the FPVA product caused by increased margins as a result of higher service revenue from underlying funds. The increase in the Protection Products segment was due primarily to higher amortization of $3.9 million in the VUL product line as this block of business continues to grow. The increase in

VUL was partially offset by lower amortization which resulted from a reduction of maintenance expenses which reflects cost reductions measures instituted over the past years in the Closed Block of approximately $3.0 million.

Dividends to policyholders —

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $61.9 million for the three-month period ended March 31, 2003, an increase of $0.4 million, or 0.7%, from $61.5 million reported for the corresponding prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $0.4 million increase in dividends to policyholders was due to a period over period increase of $1.0 million in the deferred dividend liability expense, offset by a period over period decrease of $0.6 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during the three-month period ended March 31, 2003 were $49.0 million, a decrease of $0.6 million from $49.6 million reported in the prior comparable period. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements included herein. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. The deferred dividend liability was $54.9 million at March 31, 2003.

Other operating costs and expenses —

Other operating costs and expenses were $213.2 million for the three-month period ended March 31, 2003, an increase of $9.8 million, or 4.8%, from $203.4 million reported for the corresponding prior year period. The increase was primarily attributable to increases in the Retail Brokerage and Investment Banking segment and in reconciling amounts of $5.8 million and $6.3 million, respectively. These increases were partially offset by decreases in the Protection Products, Accumulation Products and Other Products segments of $0.2 million, $1.1 million and $1.0 million, respectively. The increase in the Retail Brokerage and Investment Banking segment was primarily attributable to higher compensation and other expenses of $3.6 million and $2.5 million, respectively, partially offset by lower interest expense of $0.5 million. The increase in reconciling amounts relates primarily to an increase in interest expense of $4.1 million and other expenses of $2.2 million. The increased interest expense relates primarily to the issuance of the Insured Notes on April 30, 2002. See Notes 7 and 8 to the Unaudited Interim Condensed Consolidated Financial Statements. The decreases in the Protection Products and Accumulation Products segments were primarily attributable to lower compensation and other general expenses of $7.2 million and $2.4 million, respectively, partially offset by higher costs related to the Company’s employee benefit plans of $7.0 million and $1.3 million, respectively.

The Company recorded a federal income tax expense of $2.7 million for the three-month period ended March 31, 2003 compared to $6.8 million in the comparable prior year period. The Company’s effective rate for the three-month period ended March 31, 2003 decreased to 26.2% from 32.2% in the comparable prior year period due to changes in estimates of permanent tax differences, which include changes in the value of the Company’s COLI contract and the dividends received deduction.

Results of Operations of the Closed Block

Set forth below is a discussion and analysis of the results of operation of the Closed Block for the periods indicated.

	For the Three-month Periods Ended March 31,
	2003	2002
	($ in millions)
Revenues:
Premiums	$113.2	$120.4
Net investment income	98.9	98.2
Net realized gains/(losses) on investments	5.6	(1.1)
Other income	0.4	0.4

	218.1	217.9

Benefits and Expenses:
Benefits to policyholders	131.6	132.1
Interest credited to policyholders’ account balances	2.4	2.1
Amortization of deferred policy acquisition cost	8.8	11.7
Dividends to policyholders	60.7	60.2
Other operating costs and expenses	1.4	1.1

Total benefits and expenses	204.9	207.2

Contribution from the Closed Block	$13.2	$10.7

No new policies have been added, or will be added, to the Closed Block subsequent to MONY Life’s demutualization. Therefore, the Company expects the revenues and benefits related to the Closed Block to decrease over time as the in force business declines. This is consistent with the “glide path” established in connection with MONY Life’s plan of demutualization.

Three Months Ended March, 31 2003 compared to the Three Months Ended March 31, 2002

Premiums —

Premiums were $113.2 million for the three-month period ended March 31, 2003, a decrease of $7.2 million from $120.4 million reported in the comparable prior year period. The decrease was due to the runoff of the Closed Block Business (“CBB”).

Net investment income and net realized gains/(losses) on investments —

Net investment income was $98.9 million for the three-month period ended March 31, 2003, an increase of $0.7 million, from $98.2 million reported in the comparable prior year period. Net realized capital gains were $5.6 million for the three-month period ended March 31, 2003, an increase of $6.7 million, from $(1.1) million reported in the comparable prior year period.

Benefits to policyholders —

Benefits to policyholders were $131.6 million for the three-month period ended March 31, 2003, a decrease of $0.5 million, from $132.1 million reported for the comparable prior year period. The decrease was primarily the result of: (i) a $4.4 million decrease in surrender benefits as a result of improved persistency (surrender benefits were $76.0 million and $80.4 million for the three-month periods ended March 31, 2003 and 2002, respectively) and (ii) a $3.0 million decrease in the change in reserves (the changes in reserves were $(0.8) million and $2.2 million for the three-month periods ended March 31, 2003 and 2002, respectively) offset by (iii) higher death benefits of $6.0 million due to poor mortality (death benefits were $53.3 million and $47.3 million for the three-month periods ended March 31, 2003 and 2002, respectively) and (iv) a $0.9 million increase in annuity benefits, disability benefits and mature endowments.

Interest Credited to policyholders’ account balances —

Interest credited to policyholders’ account balances was $2.4 million for the three-month period ended March 31, 2003 an increase of $ 0.3 million from the $2.1 million reported in the comparable prior year period. The increase in interest crediting was primarily due to interest payable on overdue policy claims

Amortization of deferred policy acquisition costs —

Amortization of deferred policy acquisition costs was $8.8 million for the three-month period ended March 31, 2003, a decrease of $2.9 million, as compared to $11.7 million reported for the comparable prior year period. The $2.9 million decrease in amortization resulted primarily from a reduction in maintenance expenses of approximately $3.0 million which reflects cost reduction measures instituted over the past few years.

Dividends to policyholders —

Dividends to policyholders were $60.7 million for the three-month period ended March 31, 2003, an increase of $0.5 million, as compared to $60.2 million reported in the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $0.5 million increase in dividends to policyholders was due to a period over period increase of $1.0 million in the deferred dividend liability expense, offset by a period over period decrease of $0.5 million in dividends paid to policyholders.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life. See discussion on “Net Investment Income and realized losses on investment.” For the three-month period ended March 31, 2003, the deferred dividend liability increased by $12.9 million.

Other operating costs and expenses —

Other operating costs and expenses were $1.4 million for the three-month period ended March 31, 2003, an increase of $0.3 million from $1.1 million reported for the comparable prior year period. The increase is primarily attributable to an increase in the miscellaneous expenses.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection, accumulation, and retail brokerage and investment banking products and services during the years ended December 31, 2002, 2001 and 2000 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI and BOLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60,

Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented The amounts presented with respect to the Retail Brokerage and Investment Banking segment represent fees earned by Advest, Matrix Private Equity, Inc. and Matrix Capital Markets, Inc. (together “Matrix”) and MSC primarily from securities brokerage, investment banking and asset management services.

The information presented should not be viewed as a substitute for revenues determined in accordance with GAAP. Revenues in accordance with GAAP related to product sales are generated from both current and prior period sales that are in-force during the reporting period. For protection products, GAAP recognizes premium revenue when due from a policyholder. For accumulation products, GAAP revenues are a function of fee based charges applied to a contractholder’s account balance. Because of how revenues are recognized in accordance with GAAP management does not believe GAAP revenues are meaningful in assessing the periodic sales production of a life insurance company and, accordingly, reconciliation to GAAP revenues would not be meaningful.

New Business and Revenues By Source

	Three-Month Periods Ended March 31,
	2003	2002
	($ in millions)
Protection Products
Career Agency System	$12.3	$15.6
U. S. Financial Life Insurance Company	15.4	12.1
MONY Partners Brokerage and Other	6.3	2.8
COLI and BOLI	33.4	18.2

Total New Annualized Life Insurance Premiums	$67.4	$48.7

Accumulation Products
Career Agency System — Variable Annuities(1)	$92.0	$100.0
Fixed Annuities(2)	54.0	—
Career Agency System — Mutual Funds	42.0	74.0
Third Party Distribution — Mutual Funds	247.0	270.0

Total Accumulation Sales	$435.0	$444.0

Retail Brokerage & Investment Banking Revenues
Advest	$77.1	$73.3
MONY Securities Corp.	9.4	10.8
Matrix Capital Markets	0.9	0.3

Total Accumulation Sales	$87.4	$84.4

(1)	Amounts are primarily comprised of COLI cases.
(2)	Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Protection Product Segment

Protection Products Segment — New Business Information for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002

Total new annualized and single life insurance premiums were $67.4 million for the three-month period ended March 31, 2003, compared with $48.7 million during the comparable prior year period. The increase was primarily due to increased sales of COLI and BOLI which were $33.4 million for the three-month period ended March 31, 2003, compared to $18.2 million for the comparable prior year period. The increase in COLI and BOLI is primarily due to higher dollar cases in the first quarter of 2003 compared to the comparable prior year period. There were 15 new cases and 297 new policies in the three-month period ended March 31, 2003 compared to 15 new cases and 362 new policies in the three-month period ended March 31, 2002. Corporate sales approximately 99% of which are from the Company’s Wholesale distribution channel are large-premium cases, which typically generate revenues that can fluctuate considerably from quarter-to-quarter.

New life insurance premiums (first-year and single premiums) through the career network decreased to $12.3 million for the three-month period ended March 31, 2003 compared to $15.6 million for the comparable prior year period. The decrease is primarily due to a reduction in the career network’s sales force in the fourth quarter of 2002.

USFL sales were $15.4 million for the three-month period ended March 31, 2003, compared to $12.1 million during the comparable 2002 period due to increased penetration into the brokerage market.

Accumulation Product Segment

The following tables set forth assets under management as of March 31, 2003 and March 31, 2002, and changes in the primary components of assets under management for those same periods:

	As of March 31, 2003	As of March 31, 2002
	($ in billions)
Assets under management:
Individual variable annuities	$3.2	$3.9
Individual fixed annuities	0.8	0.7
Proprietary retail mutual funds	3.9	4.5

	$7.9	$9.1

	For the Three-month Periods Ended March 31,
	2003	2002
	($ in billions)
Individual Variable Annuities:
Beginning account value	$3.2	$3.9
Sales(1)	0.1	0.1
Market appreciation	—	—
Mortality appreciation	—	—
Surrenders and withdrawals(1)	(0.1)	(0.1)

Ending account value	$3.2	$3.9

Proprietary Retail Mutual Funds:
Beginning account value	$3.7	$4.4
Sales	0.5	0.3
Dividends reinvested	—	—
Market appreciation	(0.1)	—
Redemptions	(0.2)	(0.2)

Ending account value	$3.9	$4.5

(1)	Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.
(2)	Includes in 2003, the assumed management of $0.2 billion of money market funds previously managed by a third party.

Accumulation Products Segment — New Business Information for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002.

Accumulation sales were $435.0 million for the three-month period ended March 31, 2003 compared to $444.0 million in the comparable prior year period. Enterprise had sales of $289.0 million, $247.0 million of which were sold through third-party broker-dealers and $42.0 million of which were sold through the Company’s career network. Comparably, first quarter 2002 sales for Enterprise were $344.0 million, $270.0 million of which were from third-party broker dealers and $74.0 million of which were from the career network. The Company’s mutual fund business experienced net inflows of $80.0 million for the quarter ended March 31, 2003. Annuity sales, net of exchanges, were $146.0 million during the three-month period ended March 31, 2003 compared to $100.0 million during the three-month period ended March 31, 2002, due primarily to $54.0 million in sales for MONY Life’s new fixed annuity product, $32 million of which were sold through retail channels and $22 million of which were sold through the brokerage segment.

Retail Brokerage and Investment Banking Segment — Revenue Information for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002

The Retail Brokerage and Investment Banking segment offers securities brokerage, trading, investment banking, trust, and asset management services to high-net worth individuals and small to mid-size business owners primarily through Advest, Matrix and MSC. Retail Brokerage and Investment Banking revenues increased to $94.6 million for the three-month period ended March 31, 2003 compared with $93.1 million during the comparable 2002 period. Advest’s retail brokerage and investment banking revenues were $84.2 million for the three-month period ended March 31, 2003, compared to $82.0 million for the three-month period ended March 31, 2002. The increase in revenues was driven primarily by higher fixed income sales and offset by a decrease in private client commissions and equity. Revenues from Advest’s private client group were $49.2 million for the three-month period ended March 30, 2003 compared to $53.0 million for the three-month period ended March 31, 2002. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the three-month period ended March 31, 2003, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $9.4 million, compared with $10.8 million during the comparable prior year period.

Liquidity and Capital Resources

MONY Group —

Formation of MONY Holdings and MONY Holdings Structured Debt Issuance

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings, LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life (see Notes 1 and 8 to the Unaudited Interim Condensed Consolidated Financial Statements contained herein), issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

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

The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract, which effectively locked in a fixed rate of interest on the Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the payment of scheduled principal and interest on the Insured Notes, the annual cost of the Insured Notes is 7.36%. Pursuant to the terms of this structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150.0 million of this floating rate insured debt through December 31, 2004. During 2002 MONY Holdings commenced activities to register the Insured Notes with the Securities Exchange Commission (“SEC”) as provided for under the note indenture. On February 14, 2003, the Securities and Exchange Commission (“SEC”) declared such registration effective.

This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the Insured Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block Business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes. The amount of dividends attributable to the Closed Block Business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block business, subject to certain adjustments described in the indenture (see Note 8 to the Unaudited Interim Condensed Consolidated Financial Statements).

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

Cash Inflows and Outflows

MONY Group’s cash inflows principally consist of investment income from its invested assets (including principal and interest payments on inter-company surplus notes of MONY Life principal and interest payments on inter-company demand notes due from certain of its subsidiaries, and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid). MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block Business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the inter-company surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the intercompany surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law. Under the New York Sate Insurance Law, the maximum allowable dividend from MONY Life to MONY Holdings in 2003 without regulatory approval is $90.6 million. As of March 31, 2003, MONY Group and MONY Holdings had cash and cash equivalents (including all commercial paper and U.S. Treasury investments) aggregating approximately $220.0 million.

Credit Facility

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million, with a scheduled renewal date in July 2003. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40% and cash and cash equivalents on a separate company basis equal to the greater of $75.0 million or one and one half years of debt service. As of March 31, 2003, MONY Group was in compliance with each of the covenants as follows: (i) MONY Life’s tangible net worth determined in accordance with Statutory Accounting Practices totaled $1,087.5 million, (ii) MONY Group’s debt to total capitalization ratio (including accumulated comprehensive income and short-term debt) for purposes of the credit facility was 31.0%, and (iii) MONY Group had cash and cash equivalents of $146.5 million. For purposes of the facility, cash and cash equivalents are defined to include only commercial paper rated at least A1/P1 and U.S. Treasury investments. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of March 31, 2003 and December 31, 2002. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

Shelf Registration and Issuances Thereunder

On January 12, 2000, the MONY Group filed a registration statement with the SEC to register certain securities. This registration, known as a “Shelf Registration”, provides the MONY Group with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. Through March 31, 2003 the MONY Group issued $575.0 million of par value securities in the form of senior indebtedness pursuant to the Shelf Registration which remain outstanding as of March 31, 2003.

Consolidated Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income, increased to $2,879.3 million at March 31, 2003, as compared to $2,874.7 million at December 31, 2002. The increase was primarily due to net income of $7.6 million. The Company’s debt to equity ratio (excluding accumulated comprehensive income and short term debt) and debt to total capitalization ratio (excluding accumulated comprehensive income and short term debt) remained unchanged at 45.0% and 31.0%, respectively at March 31, 2003 from December 31, 2002.

Common Stock Repurchase Program

On January 11, 2000, the Board of the MONY Group approved a common share repurchase program which authorized the repurchase of up to 5% of its outstanding common shares. On May 16, 2001, the majority of the repurchases under the program having been completed, the Board of the MONY Group approved a second common share repurchase program to take effect upon completion of the original program. The second program authorized the repurchase of up to 5% of the then outstanding common shares. On November 20, 2002, with nearly all of the repurchases under the second program having been completed, the Board of the MONY Group approved a third common share repurchase program to take effect upon completion of the second program. This program also authorized the repurchase of up to 5% of the then outstanding common shares. There have not been any repurchases under the third program. Under the programs, the MONY Group may repurchase such shares from time to time, as market conditions and other factors warrant. The programs may be discontinued at any time. During the first quarter of 2003 there were no repurchases of outstanding shares. As of December 31, 2002, 4.8 million shares had been repurchased at an aggregate cost of approximately $154.4 million, of which 1.1 million shares, 2.5 million shares, and 1.2 million shares were repurchased in 2002, 2001 and 2000, respectively, for consideration of $33.0 million, $88.4 million, and $33.0 million, respectively.

MONY Life —

Cash Inflows and Outflows

MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, dividends to MONY Holdings (if declared and paid), operating expenses, income taxes, and principal and interest payments on its inter-company surplus notes and demand notes outstanding. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the internal cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections, it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “— Investments” . In 2002, MONY Life paid a dividend to MONY Holdings in the amount of $90.0 million, of which $15.6 million was retained by MONY Holdings in its DSCA Sub-account CBB (see Note 8 to the Unaudited Interim Condensed Consolidated Financial Statement) and $74.4 million was paid by MONY Holdings in the form of a dividend to MONY Group. Also in 2002, MONY Group contributed $125.0 million to MONY Holdings, which in turn contributed such amount to MONY Life to support its capital and surplus.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “— Investments.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of MONY Life’s total annuity reserves and deposit liabilities at March 31, 2003 and December 31, 2002.

Withdrawal Characteristics of

Annuity Reserves and Deposit Liabilities

	Amount at March 31, 2003	Percent Of Total	Amount at December 31, 2002	Percent Of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,034.8	19.0%	$1,054.6	19.1%
Subject to discretionary withdrawal with market value adjustment or at carrying value less surrender charge	3,327.1	61.0	3,369.8	61.2

Subtotal	4,361.9	80.0	4,424.4	80.3
Subject to discretionary withdrawal — without adjustment at carrying value	1,088.3	20.0	1,085.5	19.7

Total annuity reserves and deposit liabilities (gross)	5,450.2	100.0%	5,509.9	100.0%
Less reinsurance	68.1		68.6

Total annuity reserves and deposit liabilities (net)	$5,382.1		$5,441.3

The following table sets forth by product line the actual surrenders and withdrawals for the periods indicated.

	For the Three-month Periods Ended March 31,
	2003	2002
	($ in millions)
Product Line:
Tradition life	$77.5	$81.7
Variable and universal life	12.9	17.8
Annuities(1)(3)	104.8	101.4
Pensions(2)	31.8	14.4

Total	$227.0	$215.3

(1)	Excludes approximately $7.2 million and $16.9 million for the three months ended March 31, 2003 and 2002, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.
(2)	Excludes transfers between funds within the MONY Life benefit plans.
(3)	Includes reclassification of approximately $31.0 million and $28.5 million for the three-month discreet periods ended March 31, 2003 and 2002, respectively, for Separate Accounts Deposit Type contract withdrawals.

The Company’s principal sources of liquidity to meet cash flow needs are its portfolio of liquid assets and its net operating cash flow. During the three-month period ended March 31, 2003 the net cash inflow from operations was $39.8 million, a $24.8 million decrease from net cash inflows of $64.6 million from March 31, 2002. The increase in cash flows was primarily attributable to an increase in cash collected on premiums and commissions, and higher income received on investments, partially offset by an increase in death benefit payments. Additionally, the timing of the payment of commission and general insurance expenses had a favorable impact on cash inflows during the three-month period ended March 31, 2003.

The Company’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

As of March 31, 2003, the Company had fixed maturity securities with a carrying value of $8,082.1 million (including fixed maturities in the Closed Block), of which $4,927.1 million were publicly traded securities and $3,155.0 million were private (or non-publicly traded) fixed maturity securities (see — Investments — Fixed Maturity Securities for further information). At that date, approximately 88.9% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at March 31, 2003 the Company had cash and cash equivalents of $487.7 million (including cash and cash equivalents in the Closed Block).

INVESTMENTS

The following discussion includes the Debt Service Coverage Account (“DSCA”) sub-account Ongoing Business (“OB”) and sub-account CBB but excludes invested assets transferred in the Group Pension Transaction and the trading securities of Advest. The following discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 4 to the Unaudited Interim Condensed Consolidated Financial Statement included herein.

The following table sets forth the results of the major categories of the Company’s general account invested assets.

	As of March 31, 2003(1)		As of December 31, 2002(2)
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Invested Assets
Fixed Maturities, available-for-sale, at fair value	$8,082.1	66.3%	$7,971.2	66.3%
Equity Securities, available-for-sale, at fair value	245.2	2.0	249.0	2.1
Mortgage loans on real estate	1,829.0	15.0	1,877.4	15.6
Policy loans	1,204.0	9.9	1,212.5	10.1
Real Estate — to be disposed of	19.5	0.2	26.8	0.2
Real Estate — held for investment	181.0	1.5	180.2	1.5
Other invested assets	131.2	1.1	110.8	0.9
Cash and cash equivalents	487.7	4.0	390.0	3.3

Invested assets, excluding trading securities	$12,179.7	100.0%	$12,017.9	100.0%

(1)	Includes $61.9 million in fixed maturity securities and $6.2 mullion in cash and cash equivalents in the DSCA sub-account OB and $0.3 million in cash and cash equivalents included in the DSCA sub-account CBB.
(2)	Includes $61.8 million in fixed maturities and $2.1 million in cash and cash equivalents in the DSCA sub-account OB and $9.4 million in cash and cash equivalents included in the DSCA sub-account CBB.

The following table illustrates the annualized net investment income yields on average assets for each of the components of the Company’s investment portfolio, excluding net realized gains and losses as of the indicated dates. The yields are based on quarterly average carrying values (excluding unrealized gains and losses in the fixed maturity asset category). Equity real estate income is shown net of operating expenses, depreciation and minority interest. Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings. Investment expenses include mortgage servicing fees and other miscellaneous fees.

Investment Yields by Asset Category

	Three-months Ended March 31,
	2003	2002
Fixed maturity securities	6.8%	7.2%
Equity securities	12.6	7.9
Mortgage loans on real estate	7.7	7.7
Policy loans	6.6	7.0
Real estate — to be disposed of(1)	1.3	15.6
Real estate — held for investment	9.7	1.3
Cash and cash equivalents	1.4	1.9
Other invested assets	6.6	3.5

Total invested assets before investment expenses	6.3%	7.1%
Investment expenses	(0.3)	(0.2)

Total invested assets after investment expenses	6.0%	6.9%

(1)	For the three-month period ended March 31, 2003, income from real estate to be disposed of is classified as part of Discontinued Operations on the Company’s consolidated statement of income and comprehensive income.

The annualized yield on general account invested assets (including net realized gains and losses on investments) was 6.6% and 6.8% for the three-month period ended March 31, 2003 and 2002, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 66.4% and 66.3% of total invested assets at March 31, 2003 and December 31, 2002, respectively.

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

The following table presents the Company’s fixed maturities by NAIC Designation and the equivalent ratings of the NRSRO as of the dates indicated, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of March 31, 2003(1)			As of December 31, 2002(2)
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$4,355.0	57.9%	$4,675.2	$4,220.7	57.2%	$4,558.7
2	Baa	2,308.4	30.7%	2,483.8	2,320.7	31.3%	2,496.2
3	Ba	616.0	7.8%	627.9	604.1	7.7%	610.5
4	B	155.7	1.9%	156.4	176.4	2.2%	172.0
5	Caa and lower	44.7	0.6%	49.9	48.8	0.6%	47.4
6	In or near default	33.2	0.5%	38.6	35.6	0.4%	35.9

	Subtotal	7,513.0	99.4%	8,031.8	7,406.3	99.4%	7,920.7
	Redeemable preferred stock	47.0	0.6%	50.3	47.0	0.6%	50.5

	Total Fixed Maturities	$7,560.0	100.0%	$8,082.1	$7,453.3	100.0%	$7,971.2

(1)	Amounts in 2003 include fixed maturities of $58.3 million at amortized cost and $61.9 million at estimated fair value included in the DSCA sub-account OB.
(2)	Amounts in 2002 include fixed maturities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

Of the Company’s total portfolio of fixed maturity securities at March 31, 2003, 88.9% were investment grade and 11.1% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at March 31, 2002 and December 31, 2002.

As of March 31, 2003 the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $282.8 million, $6.5 million and $0 million, respectively, which, in the aggregate, represented approximately 3.6% of total fixed maturities. As of December 31, 2002, the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $274.7 million, $8.5 million and $0.0 million, respectively, which, in the aggregate, represented approximately 3.6% of total fixed maturities.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 2003 and December 31, 2002 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of March 31, 2003(1)		As of December 31, 2002(2)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$482.9	$492.0	$498.9	$507.7
Due after one year through five years	2,113.0	2,270.8	2,082.4	2,227.1
Due after five years through ten years	2,656.9	2,888.9	2,851.6	3,099.2
Due after ten years	1,151.4	1,228.9	1,052.0	1,121.1

Subtotal	6,404.2	6,880.6	6,484.9	6,955.1
Mortgage-backed and other asset-backed securities	1,155.8	1,201.5	968.4	1,016.1

Total	$7,560.0	$8,082.1	$7,453.3	$7,971.2

(1)	Amounts in 2003 include fixed maturities of $58.3 million at amortized cost and $61.9 million at estimated fair value in the DSCA sub-account OB.
(2)	Amounts in 2002 include fixed maturities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

At March 31, 2003, the Company’s largest unaffiliated single concentration of fixed maturities was $488.4 million of U.S. Treasury fixed maturities which represents 4.0% of total invested assets. The largest non-government issuer consists of $150.0 million of notes purchased in connection with the Group Pension Transaction. These notes represent approximately 1.2% of total invested assets at March 31, 2003. No other individual non-government issuer represents more than 0.4% of total invested assets.

The Company held approximately $1,201.5 million and $1,016.1 million of mortgage-backed and asset-backed securities as of March 31, 2003 and December 31, 2002, respectively. Of such amounts, $539.8 million and $307.8 million, or 44.9% and 30.3%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2003 and December 31, 2002, 89.2% and 87.1%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of March 31, 2003	As of December 31, 2002
	($ in millions)
CMOs	$208.3	$276.2
Pass-through securities	394.1	135.5
Commercial MBSs	159.3	159.1
Asset-backed securities	439.8	445.3

Total MBSs and asset-backed securities	$1,201.5	$1,016.1

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 15.0% and 15.6% of total invested assets at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003 and December 31, 2002, commercial mortgage loans comprised $1,523.3 million and $1,570.5 million or 83.3% and 83.7% of total mortgage loan investments, respectively. Agricultural loans comprised $305.2 million and $306.2 million or 16.7% and 16.3% of total mortgage loans, respectively and residential mortgages comprised $0.5 million and $0.7 million or 0.0% and 0.0% of total mortgage loan investments at March 31, 2003 and December 31, 2002, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $40.6 million and represented less than 0.4% of general account invested assets as of March 31, 2003. Amounts loaned on 20 properties were $21.0 million or greater, representing in the aggregate 35.3% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 15.3% of the total carrying value of the commercial loan portfolio and less than 2.0% of the total invested assets at March 31, 2003.

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

The carrying value of commercial mortgage loans at March 31, 2003 was $1,523.3 million, which amount is net of valuation allowances aggregating $19.4 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of March 31, 2003 the carrying value of potential problem loans aggregated $87.5 million net of $0.0 million in valuation allowances and restructured loans aggregated $9.2 million net of $2.1 million in valuation allowances. The Company had no problem loans as of March 31, 2003.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2003, such reserves were $17.4 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $305.2 million at March 31, 2003 representing 16.7% of total mortgage assets and 2.5% of general account invested assets at such dates. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of March 31, 2003 were $20.7 million.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2003, such reserves were $1.4 million.

Other Invested Assets

Other invested assets as of March 31, 2003 and December 31, 2002 are as follows:

	Other Invested Assets
	March 31, 2003	December 31, 2002
	($ in millions)
Mezzanine real estate loans	$27.4	$20.4
Partnership equities	44.1	36.2
Receivables	26.0	11.8
Other	33.7	42.4

Total other invested assets	$131.2	$110.8

Equity Securities

Common Stocks —

The Company’s investments in common stocks represented 0.5% of invested assets as of March 31, 2003 and December 31, 2002. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Limited partnership interests —

The Company’s investments in limited partnership interests were $178.4 million and $186.2 million at March 31, 2003 and December 31, 2002, respectively. In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation or depreciation in the fair value of the investments of the partnerships. See “— Critical Accounting Policies — Investments.”

The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Accordingly, certain of the common stocks owned by the Company at March 31, 2003 and December 31, 2002 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

At March 31, 2003 and December 31, 2002, the industry sectors underlying the investments in equity limited partnerships comprised 49.8% and 52.5% in information technology, 20.4% and 19.8% in domestic LBO, and 29.8% and 27.7% in other industry sectors none of which exceeded 9.8% of total equity limited partnerships, respectively.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at March 31, 2003 and December 31, 2002:

	Carrying Value
	As of March 31, 2003	As of December 31, 2002
	($ in millions)
Equity Method
Public common stock	$23.5	$27.7
Private common stock	61.3	64.3

Subtotal	84.8	92.0

Fair Value Method
Public common stock	14.3	15.2
Private common stock	79.3	79.0

Subtotal	93.6	94.2

Total	$178.4	$186.2

At March 31, 2003 and December 31, 2002, the Company had investments in approximately 53 and 54 different limited partnership, respectively, which represents 1.5% and 1.6%, respectively, of the Company’s general account invested assets as of both dates. Investments results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month periods ended March 31, 2003 and 2002, investment income (loss) from equity partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnership investments accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the fair value method) was approximately $8.0 million and $5.9 million respectively.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the three-month period ended March 31, 2003 and the year ended December 31, 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	As of March 31, 2003	As of December 31, 2002
	($ in millions)
Realized investment losses from other than temporary impairment charges:

Fixed maturity securities	$8.9	$115.5
Number of positions	9	69

Common stocks	$0.7	$12.2
Number of positions	7	16

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. The Company’s portfolio of common stocks is comprised of all public securities. Public securities are those that are registered with the SEC. Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities and common stocks as “available for sale”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the Commisssion or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of

Securities Dealers Automated Quotations system “NASDAQ”. Fair value for private securities is generally determined by discounting their prospective cash flows at a discount rate. The discount rate for each issue is the sum of two rates. The first component is the yield to maturity of a U.S.T security with a maturity comparable to the average life of the issue being priced. The second component is a credit spread assigned from a matrix based on credit rating and average life. This matrix is created monthly based on data from two major broker dealers. The quality ratings on the issues being priced are reviewed and updated quarterly.

At March 31, 2003 the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $4,927.1 million and $3,155.0 million, respectively, and the carrying value of the Company’s common stock portfolio was $66.7 million. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $4,798.1 million and $3,173.1 million, respectively, and the carrying value of the Company’s common stock portfolio was $62.8 million.

At March 31, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $41.6 million, of which $19.1 million and $22.5 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $3.2 million. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $43.2 million, of which $22.4 million and $20.8 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $2.3 million.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired”, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment charges” that could have a material effect on its financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security or common stock is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At March 31, 2003 and December 31, 2002, no single issuer constituted more than $5.0 million of the Company’s gross unrealized losses, respectively. See “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio. Also, see “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities outside of the Closed Block, in the Closed Block, and in total, at December 31, 2002 and 2001, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities. Management segregated the information in the following tables between that applicable to the Closed Block and that applicable to outside the Closed Block because, other than a difference in classification within the Company’s income statement, management believes it is unlikely that there could be any impact to the net income reported by the Company for any period presented due to the sufficiency of the deferred dividend liability in the Closed Block as of the end of all periods presented. See Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

Gross Unrealized Losses on Fixed Maturity Securities As of March 31, 2003

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	26	12	4	5	—	47	20	4	—	—	—	24	71
Total Market Value	206.1	69.4	1.8	1.4	—	278.7	8.9	0.3	—	—	—	9.2	287.9
Total Amortized Cost	208.3	75.7	1.9	1.6	—	287.5	10.7	0.4	—	—	—	11.1	298.6
Gross Unrealized loss	(2.2)	(6.3)	(0.1)	(0.2)	—	(8.8)	(1.8)	(0.1)	—	—	—	(1.9)	(10.7)

Private Fixed Maturity Securities:
Number of positions	10	8	1	—	—	19	9	5	—	—	—	14	33
Total Market Value	61.2	24.7	8.9	—	—	94.8	40.8	18.5	—	—	—	59.3	154.1
Total Amortized Cost	66.7	25.6	9.0	—	—	101.3	44.1	20.4	—	—	—	64.5	165.8
Gross Unrealized loss	(5.5)	(0.9)	(0.1)	—	—	(6.5)	(3.3)	(1.9)	—	—	—	(5.2)	(11.7)

Total Fixed Maturity Securities:
Number of positions	36	20	5	5	—	66	29	9	—	—	—	38	104
Total Market Value	267.3	94.1	10.7	1.4	—	373.5	49.7	18.8	—	—	—	68.5	442.0
Total Amortized Cost	275.0	101.3	10.9	1.6	—	388.8	54.8	20.8	—	—	—	75.6	464.4
Gross Unrealized loss	(7.7)	(7.2)	(0.2)	(0.2)	—	(15.3)	(5.1)	(2.0)	—	—	—	(7.1)	(22.4)

Gross Unrealized Losses on Fixed Maturity Securities As of March 31, 2003

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	6	1	2	—	1	10	1	2	—	—	—	3	13
Total Market Value	38.9	4.4	14.5	—	8.9	66.7	8.6	17.2	—	—	—	25.8	92.5
Total Amortized Cost	39.9	5.3	15.3	—	10.0	70.5	10.0	20.6	—	—	—	30.6	101.1
Gross Unrealized loss	(1.0)	(0.9)	(0.8)	—	(1.1)	(3.8)	(1.4)	(3.4)	—	—	—	(4.8)	(8.6)

Private Fixed Maturity Securities:
Number of positions	7	—	—	—	1	8	11	2	—	—	—	13	21
Total Market Value	50.6	—	—	—	15.0	65.6	20.2	20.2	—	—	—	40.4	106.0
Total Amortized Cost	52.5	—	—	—	15.1	67.6	23.2	25.8	—	—	—	49.0	116.6
Gross Unrealized loss	(1.9)	—	—	—	(0.1)	(2.0)	(3.0)	(5.6)	—	—	—	(8.6)	(10.6)

Total Fixed Maturity Securities:
Number of positions	13	1	2	—	2	18	12	4	—	—	—	16	34
Total Market Value	89.5	4.4	14.5	—	23.9	130.3	28.8	37.4	—	—	—	76.2	198.5
Total Amortized Cost	92.4	5.3	15.3	—	25.1	138.1	33.2	46.4	—	—	—	79.6	217.7
Gross Unrealized loss	(2.9)	(0.9)	(0.8)	—	(1.2)	(5.8)	(4.4)	(9.0)	—	—	—	(13.4)	(19.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of March 31, 2003

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	32	13	6	5	1	57	21	6	0	—	—	27	84
Total Market Value	245.0	73.8	16.3	1.4	8.9	345.4	17.5	17.5	0	—	—	35.0	380.4
Total Amortized Cost	248.2	81.0	17.2	1.6	10.0	358.0	20.7	21.0	0	—	—	41.7	399.7
Gross Unrealized loss	(3.2)	(7.2)	(0.9)	(0.2)	(1.1)	(12.6)	(3.2)	(3.5)	0	—	—	(6.7)	(19.3)

Private Fixed Maturity Securities:
Number of positions	17	8	1	—	1	27	20	7	—	—	—	27	54
Total Market Value	111.8	24.7	8.9	—	15.0	160.4	60.0	38.7	—	—	—	99.7	260.1
Total Amortized Cost	119.2	25.6	9.0	—	15.1	168.9	67.3	46.2	—	—	—	113.5	282.4
Gross Unrealized loss	(7.4)	(0.9)	(0.1)	—	(0.1)	(8.5)	(6.3)	(7.5)	—	—	—	(13.8)	(22.3)

Total Fixed Maturity Securities:
Number of positions	49	21	7	5	2	84	41	13	0	—	—	54	138
Total Market Value	356.8	98.5	25.2	1.4	23.9	505.8	78.5	56.2	0	—	—	134.7	640.5
Total Amortized Cost	367.4	106.6	26.2	1.6	25.1	526.9	88.0	67.2	0	—	—	155.2	682.1
Gross Unrealized loss	(10.6)	(8.1)	(1.0)	(0.2)	(1.2)	(21.1)	(9.5)	(11.0)	0	—	—	(20.5)	(41.6)

As indicated in the above tables, there were 14 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of March 31, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $2.4 million ($1.6 million after-tax) as of such date. Substantially all of the unrealized losses related to nine positions which were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”. The balance of the loss related to four positions with negligible unrealized losses.

The following table presents certain information by type of investments with respect to the Company’s gross unrealized losses on common stock investments at March 31, 2003 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions	47	17	—	64
Total Market Value	16.9	6.0	—	22.9
Total Amortized Cost	18.9	7.2	—	26.1
Gross Unrealized loss	(2.0)	(1.2)	—	(3.2)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	24	9	2	—	5	40	14	1	—	—	—	15	55
Total Market Value	117.4	17.1	0.5	—	1.4	136.4	49.4	0.1	—	—	—	49.5	185.9
Total Amortized Cost	126.1	17.3	0.5	—	1.7	145.6	52.5	0.1	—	—	—	52.6	198.2
Gross Unrealized loss	(8.7)	(0.2)	—	—	(0.3)	(9.2)	(3.1)	—	—	—	—	(3.1)	(12.3)

Private Fixed Maturity Securities:
Number of positions	12	—	1	—	—	13	11	1	—	—	—	12	25
Total Market Value	63.5	—	8.8	—	—	72.3	45.2	1.0	—	—	—	46.2	118.5
Total Amortized Cost	68.5	—	9.0	—	—	77.5	51.4	1.3	—	—	—	52.7	130.2
Gross Unrealized loss	(5.0)	—	(0.2)	—	—	(5.2)	(6.2)	(0.3)	—	—	—	(6.5)	(11.7)

Total Fixed Maturity Securities:
Number of positions	36	9	3	—	5	53	25	2	—	—	—	27	80
Total Market Value	180.9	17.1	9.3	—	1.4	208.7	94.6	1.1	—	—	—	95.7	304.4
Total Amortized Cost	194.6	17.3	9.5	—	1.7	223.1	103.9	1.4	—	—	—	105.3	328.4
Gross Unrealized loss	(13.7)	(0.2)	(0.2)	—	(0.3)	(14.4)	(9.3)	(0.3)	—	—	—	(9.6)	(24.0)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	9	5	3	—	1	18	5	2	—	—	—	7	25
Total Market Value	48.0	9.5	17.0	—	9.3	83.8	29.0	15.0	—	—	—	44.0	127.8
Total Amortized Cost	50.2	10.5	18.5	—	10.0	89.2	33.2	15.5	—	—	—	48.7	137.9
Gross Unrealized loss	2.2	(1.0)	(1.5)	—	(0.7)	(5.4)	(4.2)	(0.5)	—	—	—	(4.7)	(10.1)

Private Fixed Maturity Securities:
Number of positions	3	—	—	—	1	4	13	3	—	—	—	16	20
Total Market Value	21.8	—	—	—	15.0	36.8	31.5	23.0	—	—	—	54.5	91.3
Total Amortized Cost	22.5	—	—	—	15.2	37.7	33.3	29.4	—	—	—	62.7	100.4
Gross Unrealized loss	(0.7)	—	—	—	(0.2)	(0.9)	(1.8)	(6.4)	—	—	—	(8.2)	(9.1)

Total Fixed Maturity Securities:
Number of positions	12	5	3	—	2	22	18	5	—	—	—	23	45
Total Market Value	69.8	9.5	17.0	—	24.3	120.6	60.5	38.0	—	—	—	98.5	219.1
Total Amortized Cost	72.7	10.5	18.5	—	25.2	126.9	66.5	44.9	—	—	—	111.4	238.3
Gross Unrealized loss	(2.9)	(1.0)	(1.5)	—	(0.9)	(6.3)	(6.0)	(6.9)	—	—	—	(12.9)	(19.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	33	14	5	—	6	58	19	3	—	—	—	22	80
Total Market Value	165.4	26.6	17.5	—	10.7	220.2	78.4	15.1	—	—	—	93.5	313.7
Total Amortized Cost	176.3	27.8	19.0	—	11.7	234.8	85.7	15.6	—	—	—	101.3	336.1
Gross Unrealized loss	(10.9)	(1.2)	(1.5)	—	(1.0)	(14.6)	(7.3)	(0.5)	—	—	—	(7.8)	(22.4)

Private Fixed Maturity Securities:
Number of positions	15	—	1	—	1	17	24	4	—	—	—	28	45
Total Market Value	85.3	—	8.8	—	15.0	109.1	76.7	24.0	—	—	—	100.7	209.8
Total Amortized Cost	91.0	—	9.0	—	15.2	115.2	84.7	30.7	—	—	—	115.4	230.6
Gross Unrealized loss	(5.7)	—	(0.2)	—	(0.2)	(6.1)	(8.0)	(6.7)	—	—	—	(14.7)	(20.8)

Total Fixed Maturity Securities:
Number of positions	48	14	6	—	7	75	43	7	—	—	—	50	125
Total Market Value	250.7	26.6	26.3	—	25.7	329.3	155.1	39.1	—	—	—	194.2	523.5
Total Amortized Cost	267.3	27.8	28.0	—	26.9	350.0	170.4	46.3	—	—	—	216.7	566.7
Gross Unrealized loss	(16.6)	(1.2)	(1.7)	—	(1.2)	(20.7)	(15.3)	(7.2)	—	—	—	(22.5)	(43.2)

As indicated in the above tables, there were 13 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2002. The aggregate gross pre-tax unrealized loss relating to these positions was $2.9 million ($1.9 million after-tax) as of such date. Of these positions: (i) two comprising approximately $0.5 million ($0.3 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $2.4 million ($1.6 million after-tax) of the aforementioned unrealized loss was not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”, and (iii) three positions with negligible unrealized losses were U.S. Government securities.

The following table presents certain information by type of investments with respect to our gross unrealized losses on common stock investments at December 31, 2002 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions	20	21	0	41
Total Market Value	4.8	7.1	0	11.9
Total Amortized Cost	5.5	8.7	0	14.2
Unrealized loss	(0.7)	(1.6)	(0)	(2.3)

The following table presents certain information by type of investment with respect to securities sold which resulted in a loss for the three-month period ended March 31, 2003 and the year ended December 31, 2002, including: (i) the number of positions sold that comprise the aggregate gross realized loss for the period; (ii) the aggregate fair value of such securities at the date of their sale, (iii) the aggregate carrying value of such securities at the date of sale; (iv) the aggregate gross amount of the realized loss recorded from the sale of such securities during the period; and (v) the gross realized losses reported for each period sorted in descending order by percentage of sales price to carrying value at the date of sale. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Three-month Period	For the year ended December 31,
	2003	2002
	($ in millions)
Fixed Maturity Securities:
Number of positions	8	64
Fair value at date of sale	$1.6	$18.0
Carrying value at date of sale	$1.7	$22.9
Gross realized losses	$(0.1)	$(4.9)
Gross realized losses by the % of sales price to carrying value:
• 100 to 95 percent	$(0.1)	$(0.1)
• <95 to 90	$(0.0)	$(0.1)
• <90	$(0.0)	$(4.7)

Common Stock Securities:
Number of positions	13	27
Fair value at date of sale	$0.9	$4.7
Carrying value at date of sale	$1.3	$7.3
Gross realized losses	$(0.4)	$(2.6)

With respect to fixed maturity securities sold which resulted in a loss for the quarter ended March 31, 2003 and the year ended December 31, 2002, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. The information in this table is sorted by % of sales price to carrying value.

	For the Quarter Ended March 31, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	5	0	0	5
• <95 to 90	1	0	0	1
• <90	2	0	0	2

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	12	3	2	17
• <95 to 90	8	1	2	11
• <90	16	3	17	36

Based on management’s analysis of the underlying issuers’ fundamentals, management concluded that, with few exceptions, losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value are not attributable to the creditworthiness of the issuer. In certain instances losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value were at least in part due to the creditworthiness of the issuer. Management made sales of securities at or above prices of 90% of carrying value in response to portfolio management decisions made in the period of sale, and such sales were not previously contemplated in prior periods. For the quarter ended March 31, 2003 and the year ended December 31, 2002 the Company incurred losses on sales of fixed maturity securities at prices below 90% of carrying value aggregating $0.0 million and $4.7 million, respectively. For all sales of securities at prices less than 90% of carrying value management’s evaluation of the underlying issuers’ fundamentals up to the period of sale concluded that both the principal and interest would be collected as scheduled. In the period in which management changed its view as to the likelihood that the Company would collect the scheduled principal and interest the Company either recognized an “other than temporary impairment” or sold the securities.

Of the loss recorded for the year ended December 31, 2002 on sales of fixed maturity securities sold at prices below 90%, $2.1 million resulted from sales of nine securities that were in an unrealized loss position less than 6 months, $0.7 million resulted from sales of 2 securities that were in an unrealized loss position between 6-12 months, and $3.0 million resulted from sales of 4 securities that were in an unrealized loss position for more than 12 months.

With respect to common stock sold which resulted in a loss for the quarter ended March 31, 2003 and the year ended December 31, 2002, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Quarter Ended March 31, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	13	0	0	13

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	10	17	0	27

Investment Impairments and Valuation Allowances

The cumulative asset specific impairment adjustments and provisions for valuation allowances that were recorded as of the end of each period indicated are shown in the table below and are reflected in the corresponding asset values discussed above.

Cumulative Impairment Adjustments and Provisions

For Valuation Allowances on Investments

	As of March 31, 2003			As of December 31, 2002
	Impairment Adjustments	Valuation Allowances	Total	Impairment Adjustments	Valuation Allowances	Total
	($ in millions)
Fixed Maturities	$127.9	$0.0	$127.9	$124.4	$0.0	$124.4
Equity securities	43.0	0.0	43.0	41.1	0.0	41.1
Mortgages loans on real estate	2.1	19.1	21.2	11.1	22.7	33.8
Real estate held for investment	27.4	0.0	27.4	29.6	0.0	29.6
Real estate to be disposed of	0.0	0.0	0.0	0.0	0.8	0.8

Total	$200.4	$19.1	$219.5	$206.2	$23.5	$229.7

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure regarding the Company’s exposures to market risk, as well as the Company’s objectives, policies and strategies relating to the management of such risks, is set forth in the MONY Group’s 2002 Annual Report on Form 10-K. Excluding Advest, the Company’s relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 2003 is not materially different from that presented in MONY Group’s 2002 Annual Report on Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of MONY Group’s management, including MONY Group’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MONY Group’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in MONY Group’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 5 of the Unaudited Interim Condensed Consolidated Financial Statements included in Part I of this Report. Except as disclosed in Note 5, there have been no new material legal proceedings and no new material developments in matters previously reported in MONY Group’s 2002 Annual Report. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which may involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

(1)	Current Report on Form 8-K filed with SEC on February 6, 2003 (responding to Items 5, 7, and 9 of Form 8-K).
(2)	Current Report on Form 8-K filed with SEC on January 16, 2003 (responding to Items 7 and 9 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONY GROUP INC.

By:	/S/ RICHARD DADDARIO
Richard Daddario Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

Date:    May 15, 2003

By:	/s/ ARNOLD B. BROUSELL
Arnold Brousell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:    May 15, 2003

S-1

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

Date:    May 15, 2003

/s/    MICHAEL I. ROTH

Michael I. Roth

Chairman & Chief Executive Officer

S-2

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

Date:    May 15, 2003

/s/    RICHARD DADDARIO

Richard Daddario

Executive Vice President and

Chief Financial Officer

S-3