Form 10-Q
period 2003-09-30
MONY GROUP INC
filed 2003-11-14
CIK 1069822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 6, 2003 there were 47,184,048 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE MONY GROUP INC.

FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: satisfaction of the closing conditions set forth in the merger agreement among AXA Financial, Inc., AIMA Acquisition Co. and the Company, including the approval of the Company’s shareholders and regulatory approvals; a significant delay in the expected completion of, or failure to complete, the contemplated merger; the Company could have losses, including venture capital losses; the Company could be subjected to further downgrades by rating agencies of the Company’s senior debt ratings and the claims-paying and financial-strength ratings of the Company’s insurance subsidiaries; the Company could be required to take a goodwill impairment charge relating to its investment in The Advest Group, Inc. if the market deteriorates; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions deteriorate; the Company may be required to recognize in its earnings “other than temporary impairment” charges on investments in fixed maturity and equity securities held by it; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipates could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 and December 31, 2002 (audited)

	September 30, 2003	December 31, 2002
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$8,300.7	$7,909.4
Trading account securities, at fair value	852.6	726.7
Equity securities available-for-sale, at fair value	253.9	249.0
Mortgage loans on real estate	1,856.5	1,877.4
Policy loans	1,184.2	1,212.5
Real estate to be disposed of	0.5	26.8
Real estate held for investment	179.4	180.2
Other invested assets	120.0	110.8

	12,747.8	12,292.8

Cash and cash equivalents	545.6	378.5
Accrued investment income	211.8	207.5
Debt service coverage account (Note 1):
Sub-account OB	66.6	64.7
Sub-account CBB	9.6	9.4
Amounts due from reinsurers	594.1	695.2
Premiums receivable	6.6	7.3
Deferred policy acquisition costs	1,263.3	1,226.4
Other assets	845.0	854.0
Separate account assets	4,446.5	4,140.6

Total assets	$20,736.9	$19,876.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$8,006.5	$7,949.9
Policyholders’ account balances	3,086.2	2,779.7
Other policyholders’ liabilities	265.9	289.2
Amounts due to reinsurers	75.1	67.7
Securities sold, not yet purchased, at fair value	660.1	586.8
Accounts payable and other liabilities	1,003.9	875.3
Short term debt	7.0	7.0
Long term debt	876.3	876.3
Current federal income taxes payable	50.4	95.5
Deferred federal income taxes	231.4	212.9
Separate account liabilities	4,443.5	4,137.6

Total liabilities	18,706.3	17,877.9

Commitments and contingencies (Note 6)
Common stock, $0.01 par value; 400 million shares authorized; 51.5 and 51.2 million shares issued at September 30, 2003 and December 31, 2002, respectively; 47.2 and 46.9 million shares outstanding at September 30, 2003 and December 31, 2002, respectively	0.5	0.5
Capital in excess of par	1,769.1	1,761.5
Treasury stock at cost: 4.3 million shares at September 30, 2003 and December 31, 2002	(137.7)	(137.7)
Retained earnings	348.5	314.9
Accumulated other comprehensive income	55.7	59.9
Unamortized restricted stock compensation	(5.5)	(0.6)

Total shareholders’ equity	2,030.6	1,998.5

Total liabilities and shareholders’ equity	$20,736.9	$19,876.4

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended September 30, 2003 and 2002

	2003	2002
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$164.7	$160.5
Universal life and investment-type product policy fees	52.3	54.6
Net investment income	188.3	170.1
Net realized gains/(losses) on investments	5.0	(41.2)
Group Pension Profits (Note 5)	—	6.8
Retail brokerage and investment banking revenues	106.8	109.1
Other income	44.4	24.9

	561.5	484.8

Benefits and Expenses:
Benefits to policyholders	201.7	195.3
Interest credited to policyholders’ account balances	35.7	30.0
Amortization of deferred policy acquisition costs	34.0	49.7
Dividends to policyholders	52.0	53.5
Other operating costs and expenses	232.2	202.7

	555.6	531.2

Income/(loss) from continuing operations before income taxes	5.9	(46.4)
Income tax expense/(benefit)	0.4	(16.2)

Income/(loss) from continuing operations	5.5	(30.2)
Discontinued operations: Loss from real estate to be disposed of, net of income tax benefit of $(0.1) million	(0.2)	—

Net income/(loss)	5.3	(30.2)

Other comprehensive (loss)/income, net	(10.8)	25.4

Comprehensive loss	$(5.5)	$(4.8)

Per Share Data:
Basic income/(loss) per share from continuing operations	$0.12	$(0.64)

Basic loss per share from discontinued operations	$(0.01)	$—

Basic net income/(loss) per share	$0.11	$(0.64)

Diluted income/(loss) per share from continuing operations	$0.11	$(0.64)

Diluted loss per share from discontinued operations	$—	$—

Diluted net income/(loss) per share	$0.11	$(0.64)

Share Data:
Weighted-average shares used in basic per share calculation	46,970,155	47,414,250
Plus: incremental shares from assumed conversion of dilutive securities	1,044,246	—

Weighted-average shares used in diluted per share calculations	48,014,401	47,414,250

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Nine-month Periods Ended September 30, 2003 and 2002

	2003	2002
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$505.3	$494.8
Universal life and investment-type product policy fees	159.8	156.1
Net investment income	564.5	541.7
Net realized gains/(losses) on investments	36.6	(69.1)
Group Pension Profits (Note 5)	—	22.0
Retail brokerage and investment banking revenues	310.3	297.5
Other income	132.6	92.4

	1,709.1	1,535.4

Benefits and Expenses:
Benefits to policyholders	609.3	585.5
Interest credited to policyholders’ account balances	103.5	85.8
Amortization of deferred policy acquisition costs	93.8	120.5
Dividends to policyholders	174.3	171.8
Other operating costs and expenses	688.4	613.2

	1,669.3	1,576.8

Income/(loss) from continuing operations before income taxes	39.8	(41.4)
Income tax expense/(benefit)	10.0	(14.5)

Income/(loss) from continuing operations	29.8	(26.9)
Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $2.0 million	3.8	—

Net income/(loss)	33.6	(26.9)

Other comprehensive (loss)/income, net	(4.2)	71.4

Comprehensive income	$29.4	$44.5

Per Share Data:
Basic income/(loss) per share from continuing operations	$0.64	$(0.56)

Basic income per share from discontinued operations	$0.08	$—

Basic net income/(loss) per share	$0.72	$(0.56)

Diluted income/(loss) per share from continuing operations	$0.63	$(0.56)

Diluted income per share from discontinued operations	$0.08	$—

Diluted net income/(loss) per share	$0.71	$(0.56)

Share Data:
Weighted-average shares used in basic per share calculation	46,964,214	47,804,872
Plus: incremental shares from assumed conversion of dilutive securities	364,595	—

Weighted-average shares used in diluted per share calculations	47,328,809	47,804,872

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine-month Period Ended September 30, 2003

	Common Stock	Capital In Excess Of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance December 31, 2002	$0.5	$1,761.5	$(137.7)	$314.9	$59.9	$(0.6)	$1,998.5
Unamortized restricted stock compensation		7.6				(4.9)	2.7
Comprehensive income:
Net Income				33.6			33.6
Other comprehensive income(1)					(4.2)		(4.2)

Comprehensive income							29.4

Balance September 30, 2003	$0.5	$1,769.1	$(137.7)	$348.5	$55.7	$(5.5)	$2,030.6

(1)	Represents net unrealized gains/(losses) on investments net of the effect of unrealized gains on deferred policy acquisition costs, reclassification adjustments, and changes in minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-month Periods Ended September 30, 2003 and 2002

	2003	2002
	($ in millions)
Net cash provided by operating activities	$48.2	$33.9
Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	1,434.4	800.3
Equity securities	49.7	11.7
Mortgage loans on real estate	333.3	350.8
Policy loans, net	28.4	22.3
Other invested assets	75.4	21.0
Acquisitions of investments:
Fixed maturity securities	(1,710.3)	(1,350.6)
Equity securities	(25.9)	(17.4)
Mortgage loans on real estate	(296.4)	(292.2)
Property, plant and equipment, net	(24.3)	(18.0)
Other, net	(46.0)	(25.9)
Acquisition of subsidiaries, net of cash acquired	—	(7.1)

Net cash used in investing activities	(181.7)	(505.1)

Cash flows from financing activities:
Issuance of debt	—	300.0
Funding of debt service coverage account	(2.1)	(71.2)
Debt issuance costs	(0.4)	(7.4)
Receipts from annuity and universal life policies credited to policyholders’ account balances(1)	829.9	841.7
Return of policyholder account balances on annuity and universal life policies(1)	(526.8)	(564.8)
Issuance of common stock	—	1.1
Purchase of treasury stock	—	(30.0)

Net cash provided by financing activities	300.6	469.4

Net increase/(decrease) in cash and cash equivalents	167.1	(1.8)
Cash and cash equivalents, beginning of period	378.5	441.0

Cash and cash equivalents, end of period	$545.6	$439.2

(1)	Includes exchanges to a new Flexible Premium Variable Annuity product series.

See accompanying notes to unaudited interim condensed consolidated financial statements

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life Insurance Company, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the nine-month period ended September 30, 2003, Retail distribution accounted for approximately 20.8%, and 41.4% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues, while Wholesale distribution accounted for 79.2% and 58.6% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp., which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can more fully meet the insurance and investment needs of their customers, (vii) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (viii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (ix) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries. Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Trust Company, a federal savings bank, and Boston Advisors, Inc., a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business (“CBB”) (see Note 8) within MONY Life. On April 30, 2002, the date MONY Holdings commenced its operations, MONY Holdings, through a structured financing tied to the performance of the CBB within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement and MONY Group, pursuant to the terms

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on this indebtedness at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Insured Notes, the all-in cost of the indebtedness is 7.36%. See Note 9 for further information regarding the Insured Notes.

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

2.    Merger

On September 17, 2003, the Company entered into an Agreement and Plan of Merger with AXA Financial, Inc. and AIMA Acquisition Co. (the “AXA Agreement”), pursuant to which the Company will become a wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”) in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and the Company, the Company’s shareholders will receive $31.00 in cash for each share of the MONY Group’s common stock.

The AXA Agreement is subject to various regulatory approvals and other customary conditions, as well as the approval of the Company’s shareholders. The transaction is expected to close in the first quarter of 2004.

Subject to certain requirements, at any time after January 1, 2004, the Company may set a record date for, and declare and pay a dividend to, its shareholders in an aggregate amount not to exceed its “Adjusted Net Earnings” as defined in the AXA Agreement. Adjusted Net Earnings is defined in the AXA Agreement as the Company’s consolidated net income for the six-month period ended December 31, 2003 determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), exclusive of the following: (i) earnings resulting from changes in accounting policies and methods; (ii) all capital gains and losses, other than those resulting from prepayments and calls on bonds and mortgages; (iii) reductions in litigation reserves, which are not the result of a final, non-appealable judgment or settlement between the parties

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to such litigation; (iv) changes in other accrued items or reserves resulting from changes in assumptions; (v) earnings resulting from any changes to existing reinsurance agreements; (vi) other non recurring items, including but not limited to, tax reserve releases, changes in restructuring reserves (other than from payments), gains and losses on reinsurance transactions not in the ordinary course of business and gains on disposal of non-invested assets; (vii) earnings resulting from changes in assumptions used to capitalize and amortize deferred policy acquisition costs, including mortality, lapse and investment returns; and (viii) gains or losses resulting from sales of subsidiaries or any material asset outside of the ordinary course of business consistent with best practices; in each case net of all applicable tax, deferred policy acquisition cost amortization and policyholder dividend accruals. The Company’s preliminary estimate of Adjusted Net Earnings for the third quarter of 2003, from which dividends may be paid under the AXA Agreement, is approximately $4.0 million. The final number, which will be reported on by an independent public accountant as discussed in the preliminary proxy statement filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2003, will be higher or lower than the estimated $4.0 million Adjusted Net Earnings for the third quarter depending on the Company’s results in the fourth quarter of 2003.

3.    Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates made in conjunction with the preparation of the Company’s financial statements include those used in determining: (i) deferred policy acquisition costs, (ii) the liability for future policy benefits, (iii) valuation allowances for mortgage loans and charges for the impairment of invested assets, (iv) pension costs, (v) costs associated with contingencies, (vi) litigation contingencies and restructuring charges and (vii) income taxes. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

The interim financial data as of September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure and amendment of FASB Statement No. 123 (“SFAS 148”). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The disclosure provisions for SFAS 148 are effective for interim periods beginning after December 15, 2002. The transition provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 31, 2002. As of September 30, 2003, the Company has not adopted the fair value based method of accounting for stock based compensation.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations and financial position.

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

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following free-standing instruments: (i) mandatory redeemable instruments, (ii) financial instruments to repurchase an entity’s own equity instruments, and (iii) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations and financial position.

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

In October 2003, the FASB finalized the proposed FASB Staff Position 46-e Effective Date of Interpretation 46 (“FIN 46”), for Certain Interests Held by a Public Entity (“Staff Position 46-e”). Staff Position 46-e defers the latest date by which all public entities must apply SFAS Interpretation No. 46 Consolidation of Variable Interest Entities (“Interpretation 46”), to the first reporting period ending after December 15, 2003. Interpretation 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. Interpretation 46 was initially effective in January 2003 for investments made in variable interest entities after January 31, 2003 and it was effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The deferral applies to all variable interest entities and potential variable interest entities, both financial and non-financial in nature. Variable interest entities that were previously consolidated in issued financial statements under Interpretation 46 will not be unconsolidated. The adoption of Interpretation 46 is not expected to have a material impact on the Company’s results of operations and financial position.

4.    Segment Information:

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

Products comprising the Protection Products segment primarily include a wide range of individual life insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction (which ceased as of December 31, 2002—see Note 5), as well as the Group Pension Profits derived therefrom, (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto (see Note 7) and (iii) disability income insurance products (which are 100% reinsured and no longer offered by the Company).

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

Set forth in the table below is certain financial information with respect to the Company’s operating segments as of September 30, 2003 and December 31 2002 and for each of the three and nine-month periods ended September 30, 2003 and 2002, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate nonrecurring items to the segments. In addition, all segment revenues are from external customers.

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

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group and MONY Holdings, (iii) a charge of $1.1 million incurred in the three-month period ended June 30, 2003 associated with the merger of some of the Company’s asset management operations (see Note 11), (iv) a charge of $0.4 million in the three-month period ended September 30, 2003 for additional lease abandonment charges relating to the Company’s reorganization activities in 2002 (see Note 11), and (v) merger related expenses of $5.5 million in 2003 associated with the pending acquisition of the Company by AXA Financial (see Note 2).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Summary Financial Information

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2003	2002	2003	2002
	($ in millions)		($ in millions)
Premiums:
Protection Products	$158.2	$155.9	$483.7	$480.8
Accumulation Products	4.3	2.3	15.2	7.1
Other Products	2.2	2.3	6.4	6.9

	$164.7	$160.5	$505.3	$494.8

Universal life and investment-type product policy fees:
Protection Products	$44.1	$42.9	$130.5	$118.4
Accumulation Products	9.1	11.6	29.6	36.3
Other Products	(0.9)	0.1	(0.3)	1.4

	$52.3	$54.6	$159.8	$156.1

Net investment income and net realized gains (losses) on investments(4):
Protection Products	$155.8	$114.7	$484.4	$395.2
Accumulation Products	25.6	11.1	80.3	45.6
Retail Brokerage and Investment Banking	—	(5.1)	0.1	0.3
Other Products	4.3	2.1	16.5	13.1
Reconciling amounts	7.3	6.1	25.6	18.4

	$193.0	$128.9	$606.9	$472.6

Other income:
Protection Products(1)	$7.3	$(4.4)	$27.7	$14.0
Accumulation Products	26.5	21.6	75.2	73.2
Retail Brokerage and Investment Banking(2)	106.8	108.8	314.3	298.2
Other Products	7.8	5.6	20.1	14.4
Reconciling amounts	2.8	9.2	5.6	12.1

	$151.2	$140.8	$442.9	$411.9

Benefits to policyholders and interest credited to policyholders’ account balances:
Protection Products	$204.4	$190.3	$615.2	$580.2
Accumulation Products	24.3	22.8	75.8	62.6
Other Products	7.4	6.6	17.9	18.8
Reconciling amounts	1.3	5.6	3.9	9.7

	$237.4	$225.3	$712.8	$671.3

Amortization of deferred policy acquisition costs:
Protection Products	$30.5	$32.5	$86.1	$89.6
Accumulation Products	3.5	17.2	7.7	30.9

	$34.0	$49.7	$93.8	$120.5

Income/(loss) before income taxes(4):
Protection Products	$15.0	$(9.0)	$55.2	$16.3
Accumulation Products	7.7	(22.8)	26.7	(20.7)
Retail Brokerage and Investment Banking	2.7	1.5	4.5	1.4
Other Products	(3.6)	(4.7)	(4.2)	(11.9)
Reconciling amounts	(16.2)	(11.4)	(36.6)	(26.5)

	$5.6	$(46.4)	$45.6	$(41.4)

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2003	As of December 31, 2002
	($ in millions)
Assets(3):
Protection Products	$12,804.4	$12,291.7
Accumulation Products	4,923.3	4,521.8
Retail Brokerage and Investment Banking	1,169.9	1,036.0
Other Products	751.8	936.5
Reconciling amounts	1,087.5	1,090.4

	$20,736.9	$19,876.4

Deferred policy acquisition costs:
Protection Products	$1,110.0	$1,093.3
Accumulation Products	153.3	133.1

	$1,263.3	$1,226.4

Future policy benefits:
Protection Products	$7,597.2	$7,543.3
Accumulation Products	199.7	188.6
Other Products	194.8	203.1
Reconciling amounts	14.8	14.9

	$8,006.5	$7,949.9

Unearned premiums:
Protection Products	$54.9	$54.7
Accumulation Products	—	—
Other Products	—	2.6
Reconciling amounts	—	—

	$54.9	$57.3

Policyholders’ balances and other policyholders’ liabilities:
Protection Products	$1,738.3	$1,629.8
Accumulation Products	1,407.4	1,225.5
Other Products	151.4	155.7
Reconciling amounts	0.1	0.6

	$3,297.2	$3,011.6

Separate account liabilities(3):
Protection Products	$736.1	$604.6
Accumulation Products	2,899.8	2,699.0
Other Products	267.6	298.1
Reconciling amounts	540.0	535.9

	$4,443.5	$4,137.6

(1)	Includes Group Pension Profits in 2002.
(2)	Includes retail brokerage and investment banking revenues and other income.
(3)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(4)	Amounts reported in 2003 include pre-tax (losses) gains from discontinued operations of $(0.3) million and $5.8 million for the three and nine-month periods ended September 30, 2003, respectively, of which $(0.3) million and $4.9 million, $0.0 million and $0.6 million, and $0.0 million and $0.3 million has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively, for each of the three and nine-month periods ended September 30, 2003.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of premiums and universal life and investment-type product policy fees by product for the three and nine-month periods ended September 30, 2003 and 2002.

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30
	2003	2002	2003	2002
	($ in millions)		($ in millions)
Premiums:
Individual life	$158.2	$155.9	$483.5	$480.8
Group insurance	2.2	2.3	6.4	6.9
Disability income insurance	0.1	0.1	0.2	0.4
Other	4.2	2.2	15.2	6.7

Total	$164.7	$160.5	$505.3	$494.8

Universal life and investment-type product policy fees:
Universal life	19.7	$17.4	$59.4	$50.2
Variable universal life	22.0	23.1	64.0	61.3
Group universal life	2.3	2.3	7.1	6.9
Individual variable annuities	9.1	11.5	29.6	36.2
Individual fixed annuities	(0.8)	0.3	(0.3)	1.5

Total	$52.3	$54.6	$159.8	$156.1

5.    The Group Pension Transaction:

The following sets forth certain summarized financial information regarding the components of revenue and expense comprising the Group Pension Profits relating to the Group Pension Transaction for the periods indicated.

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2003	2002	2003	2002
	($ in millions)		($ in millions)
Revenues:
Product policy fees	$—	$4.4	$—	$13.7
Net investment income	—	21.8	—	67.6
Net realized gains on investments	—	(0.3)	—	(0.2)

Total Revenues	—	25.9	—	81.1

Benefits and Expenses:
Interest credited to policyholders’ account balances	—	15.8	—	48.2
Other operating costs and expenses	—	3.3	—	10.9

Total benefits and expenses	—	19.1	—	59.1

Group Pension Profits	$—	$6.8	$—	$22.0

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

6.    Commitments and Contingencies:

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

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. MONY Life and MLOA have filed a dispositive motion seeking dismissal of the individual claims of the proposed class representatives, of the putative state-wide classes comprised of Massachusetts and Illinois purchasers only.

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

(ii)    Between September 22 and October 8, 2003, ten substantially similar putative class action lawsuits were filed against MONY Group, its directors, AXA Financial and/or AIMA in the Court of Chancery of the State of Delaware in and for New Castle County, entitled Beakovitz v. AXA Financial, Inc., et al., C.A. No. 20559-NC (Sept. 22, 2003); Belodoff v. The MONY Group Inc., et al., C.A. No. 20558-NC (Sept. 22, 2003); Brian v. The MONY Group Inc., et al., C.A. No. 20567-NC (Sept. 23, 2003); Bricklayers Local 8 and Plasterers Local 233 Pension Fund v. The MONY Group Inc., et al., C.A. No. 20599-NC (Oct. 8, 2003); Cantor v. The MONY Group Inc., et al., C.A. No. 20556-NC (Sept. 22, 2003); E.M. Capital, Inc. v. The MONY Group Inc., et al., C.A. No. 20554-NC (Sept. 22, 2003); Garrett v. The MONY Group Inc., et al., C.A. No. 20577-NC (Sept. 25, 2003); Lebedda v. The MONY Group Inc., et al., C.A. No. 20590-NC (Oct. 3, 2003); Martin v. Roth, et al., C.A. No. 20555-NC (Sept. 22, 2003); and Muskal v. The MONY Group Inc., et al., C.A. No. 20557-NC (Sept. 22, 2003).

The complaints in these actions, all of which purport to be brought on behalf of a class consisting of all MONY Group stockholders, excluding the defendants and their affiliates, allege, among other things, that the $31.00 cash price per share to be paid to MONY Group stockholders in connection with the proposed merger is inadequate and that MONY Group’s directors breached their fiduciary duties in negotiating and approving the merger agreement. The complaints also allege that AXA Financial and AIMA aided and abetted the alleged breaches of fiduciary duty by MONY Group and its directors. The complaints seek various forms of relief, including damages and injunctive relief that would, if granted, prevent completion of the merger. On November 4, 2003, the Delaware Chancery Court issued an order consolidating the ten actions under the caption: In Re The MONY Group, Inc. Shareholders Litigation, C.A. No. 20554–NC.

In addition, MONY Group, its directors and AXA Financial have been named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled Laufer v. The MONY Group, et al., Civ. No. 602957-2003 (Sept. 19, 2003) and North Border Investments v. Barrett, et al., Civ. No. 602984-2003 (Sept. 22, 2003). The complaints in these actions contain allegations substantially similar to those in the Delaware cases, and likewise purport to assert claims for breach of fiduciary duty against MONY Group and its directors and for aiding and abetting a breach of fiduciary duty against AXA Financial. The Laufer and North Border complaints also seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. MONY Group intends to vigorously defend the actions.

(iii)    In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $13.7 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $6.8 million of this charge was reflected in the income statement caption entitled “net realized gains/(losses) on investments” because it represented the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which was reflected in the income statement caption

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled “other operating costs and expenses” represented management’s best estimate of the interest that the court would have required the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $4.3 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such over-accrual to income, approximately $3.0 million of which was recorded as realized gains and $1.0 million as a reduction to other expenses. The Company’s appeal was subsequently withdrawn.

(iv)    In December 2002 the SEC and self-regulatory organizations (National Association of Securities Dealers) directed all broker-dealers, including the Company, to evaluate their procedures with respect to mutual fund sales charge breakpoints. Management does not believe that the outcome of its evaluation, including any determination it may make with respect to sales charges paid by its customers, will have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

(v)    It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse effect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s results of operations or financial position.

(vi)    At September 30, 2003, the Company had commitments to fund the following: $104.1 million of equity partnership investments, $34.0 million private fixed maturity securities with interest rates ranging from 4.6% to 5.9%, $10.5 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 5.5% to 7.0%, $155.9 million fixed and floating rate commercial mortgages with interest rates ranging from 3.6% to 8.0% and $0.0 million of mezzanine financing.

(vii)    MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million. This facility was renewed in July 2003 with a renewal date in July 2004. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40% and cash and cash equivalents, as defined in the credit facility, on a separate company basis equal to the greater of $75.0 million or one and one half years of debt service. As of September 30, 2003, MONY Group was in compliance with each of the covenants. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of September 30, 2003 and December 31, 2002. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

7.    Closed Block:

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

To the extent that the actual cash flows, subsequent to the effective date of MONY Life’s demutualization, from the assets allocated to the Closed Block and the Closed Block in force business are, in the aggregate, more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be greater than the total dividends that would have been paid to such policyholders if dividend scales used to determine Closed Block cash flows had been continued. Conversely, to the extent that the actual cash flows, subsequent to the effective date of MONY Life’s demutualization, from the assets allocated to the Closed Block and the Closed Block in force business are, in the aggregate, less favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if dividend scales used to determine Closed Block cash flows had been continued. Accordingly, the recognition of the estimated ultimate aggregate future post-tax contribution expected to emerge from the operation of the Closed Block is not affected by the ultimate aggregate actual experience of the Closed Block assets and the Closed Block in force business subsequent to the effective date of MONY Life’s demutualization, except in the event that the actual experience of the Closed Block assets and the Closed Block in force business subsequent to the effective date of the demutualization is not sufficient to pay the guaranteed benefits on the policies in the Closed Block, in which case MONY Life will be required to fund any such deficiency from its general account assets outside of the Closed Block. The deferred dividend liability was $70.2 million at September 30, 2003.

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

The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	As of September 30, 2003	As of December 31, 2002
	($ in millions)
Assets:
Fixed Maturity Securities:
Available-for-sale, at estimated fair value (amortized cost; $3,983.9 and $3,873.2 respectively)	$4,299.4	$4,160.9
Mortgage loans on real estate	625.3	633.6
Real estate to be held for investment	10.6	8.3
Policy loans	1,085.2	1,119.0
Cash and cash equivalents	86.0	59.2
Other invested assets	17.4	0.9
Premiums receivable	6.4	11.1
Deferred policy acquisition costs	377.1	430.5
Other assets	208.9	210.5

Total Closed Block assets	$6,716.3	$6,634.0

	As of September 30, 2003	As of December 31, 2002
	($ in millions)
Liabilities:
Future policy benefits	$6,915.3	$6,901.4
Policyholders’ account balances	289.8	291.6
Other policyholders’ liabilities	141.0	159.1
Other liabilities	404.8	328.0

Total Closed Block liabilities	$7,750.9	$7,680.1

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2003	2002	2003	2002
	($ in millions)		($ in millions)
Revenues:
Premiums	$112.4	$119.4	$345.0	$367.4
Net investment income	98.6	100.9	301.5	297.7
Net realized (losses)/gains on investments	(0.4)	(5.1)	6.2	(8.0)
Other income	0.4	0.7	1.1	1.6

Total revenues	211.0	215.9	653.8	658.7

Benefits and Expenses:
Benefits to policyholders	133.2	135.8	404.8	410.6
Interest credited to policyholders’ account balances	2.2	2.1	6.6	6.3
Amortization of deferred policy acquisition costs	12.4	12.9	33.2	37.1
Dividends to policyholders	51.5	54.0	171.5	170.2
Other operating costs and expenses	2.0	1.3	4.7	4.5

Total benefits and expenses	201.3	206.1	620.8	628.7

Contribution from the Closed Block	$9.7	$9.8	$33.0	$30.0

For the three-month periods ended September 30, 2003 and 2002, there were $5.3 million and $9.0 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block with no net effect on the operations of the Company. For the nine-month periods ended September 30, 2003 and 2002, there were $13.4 million and $15.1 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block with no net effect on the operations of the Company.

8.    The Closed Block Business:

The CBB is comprised of certain amounts within MONY Holdings and MONY Life. Within MONY Holdings, the CBB includes: (i) the Insured Notes, (ii) the capitalized costs of issuing the Insured Notes, (iii) the DSCA Sub-account CBB (see Note 9), (iv) the Swap, and (v) the Insurance Policy (see Note 1). Within MONY Life, the CBB includes: (i) the Closed Block discussed in Note 7 and (ii) an amount of capital (hereafter referred to as “Surplus and Related Assets”) outside the Closed Block, but within MONY Life, that when aggregated with the assets and liabilities in the Closed Block results in an aggregate carrying value of assets in the CBB within MONY Life in excess of the carrying value of the liabilities in the CBB within MONY Life. The amount by which the assets in the CBB within MONY Life exceed the liabilities in the CBB within MONY Life represents a sufficient amount of capital based on regulatory standards to support the CBB within MONY Life. All business of MONY Holdings and its subsidiary, MONY Life, consolidated, other than the CBB, is defined in the note indenture as the Ongoing Business (“OB”). The determination of the amount of Surplus and Related Assets was based on Statutory Accounting Practices as required by the note indenture. As the Closed Block’s results of operations emerge, an equal amount of the Surplus and Related Assets is intended to become available to the OB. The investment of the Surplus and Related Assets is restricted to permitted investments and subject to certain concentration limitations as outlined in the note indenture (see Note 9).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth certain summarized financial information attributable to the OB and the CBB of MONY Holdings and its subsidiary, MONY Life, on a consolidated basis as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended September 30, 2003 and 2002:

	As of September 30, 2003
	Ongoing Business	Closed Block Business	Total
	($ in millions)
Assets:
Fixed maturity securities available-for-sale, at fair value	$2,504.8	$5,726.8	$8,231.6
Equity securities available-for-sale, at fair value	247.9	—	247.9
Mortgage loans on real restate	950.9	905.6	1,856.5
Real estate to be disposed of	0.5	—	0.5
Real estate held for investment	168.8	10.6	179.4
Other invested assets	84.6	32.4	117.0
Policy loans	99.0	1,085.2	1,184.2
Debt service coverage account—OB	66.6	—	66.6
Debt service coverage account—CBB	—	9.6	9.6
Cash and cash equivalents	214.1	144.3	358.4
Accrued investment income	62.2	149.3	211.5
Amounts due from reinsurers	507.3	86.8	594.1
Deferred policy acquisition costs	886.2	377.1	1,263.3
Other assets	530.2	13.8	544.0
Separate account assets	4,446.4	—	4,446.4

Total assets	$10,769.5	$8,541.5	$19,311.0

Liabilities:
Future policy benefits	$1,091.2	$6,915.3	$8,006.5
Policyholders’ account balances	2,796.4	289.8	3,086.2
Other policyholders’ liabilities	124.9	141.0	265.9
Other liabilities	753.5	488.7	1,242.2
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,443.5	—	4,443.5

Total liabilities	$9,426.4	$8,134.8	$17,561.2

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2002
	Ongoing Business	Closed Block Business	Total
	($ in millions)
Assets:
Fixed maturity securities available-for-sale, at fair value	$2,248.4	$5,579.8	$7,828.2
Equity securities available-for-sale, at fair value	247.7	—	247.7
Mortgage loans on real restate	927.0	950.4	1,877.4
Real estate to be disposed of	26.8	—	26.8
Real estate held for investment	171.9	8.3	180.2
Other invested assets	82.9	14.4	97.3
Policy loans	93.5	1,119.0	1,212.5
Debt service coverage account—OB	64.7	—	64.7
Debt service coverage account—CBB	—	9.4	9.4
Cash and cash equivalents	128.7	95.0	223.7
Accrued investment income	54.3	149.7	204.0
Amounts due from reinsurers	602.5	92.7	695.2
Deferred policy acquisition costs	795.9	430.5	1,226.4
Other assets	526.1	17.7	543.8
Separate account assets	4,140.6	—	4,140.6

Total assets	$10,111.0	$8,466.9	$18,577.9

Liabilities:
Future policy benefits	$1,048.5	$6,901.4	$7,949.9
Policyholders’ account balances	2,488.1	291.6	2,779.7
Other policyholders’ liabilities	130.1	159.1	289.2
Other liabilities	761.5	421.2	1,182.7
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,137.6	—	4,137.6

Total liabilities	$8,782.7	$8,073.3	$16,856.0

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three-month Period Ended September 30, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$52.3	$112.4	$164.7
Universal life and investment-type product policy fees	52.3	—	52.3
Net investment income	61.1	123.7	184.8
Net realized gains on investments	3.2	1.8	5.0
Other income	56.2	0.4	56.6

Total revenues	225.1	238.3	463.4

Benefits and Expenses:
Benefits to policyholders	68.5	133.2	201.7
Interest credited to policyholders’ account balances	33.5	2.2	35.7
Amortization of deferred policy acquisition costs	21.6	12.4	34.0
Dividends to policyholders	0.5	51.5	52.0
Other operating costs and expenses	97.8	29.3	127.1

Total benefits and expenses	221.9	228.6	450.5

Net income from continuing operations before income taxes	$3.2	$9.7	$12.9

	For the Three-month Period Ended September 30, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$41.1	$119.4	$160.5
Universal life and investment-type product policy fees	54.6	—	54.6
Net investment income	40.9	129.7	170.6
Net realized losses on investments	(39.8)	(1.4)	(41.2)
Group Pension Profits	6.8	—	6.8
Other income	34.5	0.7	35.2

Total revenues	138.1	248.4	386.5

Benefits and Expenses:
Benefits to policyholders	59.5	135.8	195.3
Interest credited to policyholders’ account balances	27.9	2.1	30.0
Amortization of deferred policy acquisition costs	36.8	12.9	49.7
Dividends to policyholders	(0.5)	54.0	53.5
Other operating costs and expenses	58.9	44.4	103.3

Total benefits and expenses	182.6	249.2	431.8

Net loss from continuing operations before income taxes	$(44.5)	$(0.8)	$(45.3)

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Nine-month Period Ended September 30, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$160.3	$345.0	$505.3
Universal life and investment-type product policy fees	159.8	—	159.8
Net investment income	175.9	378.8	554.7
Net realized gains on investments	19.9	11.9	31.8
Other income	156.2	1.1	157.3

Total revenues	672.1	736.8	1,408.9

Benefits and Expenses:
Benefits to policyholders	204.5	404.8	609.3
Interest credited to policyholders’ account balances	96.9	6.6	103.5
Amortization of deferred policy acquisition costs	60.6	33.2	93.8
Dividends to policyholders	2.8	171.5	174.3
Other operating costs and expenses	297.2	86.7	383.9

Total benefits and expenses	662.0	702.8	1,364.8

Net income from continuing operations before income taxes	$10.1	$34.0	$44.1

	For the Nine-month Period Ended September 30, 2002
	Ongoing Business	Closed Block Business(2)	Total
	($ in millions)
Revenues:
Premiums	$127.4	$367.4	$494.8
Universal life and investment-type product policy fees	156.1	—	156.1
Net investment income	177.7	356.8	534.5
Net realized losses on investments	(52.0)	(17.1)	(69.1)
Group Pension Profits	22.0	—	22.0
Other income	120.0	1.6	121.6

Total revenues	551.2	708.7	1,259.9

Benefits and Expenses:
Benefits to policyholders	174.8	410.7	585.5
Interest credited to policyholders’ account balances	79.5	6.3	85.8
Amortization of deferred policy acquisition costs	83.4	37.1	120.5
Dividends to policyholders	1.6	170.2	171.8
Other operating costs and expenses	278.0	51.4	329.4

Total benefits and expenses	617.3	675.7	1,293.0

Net (loss)/income from continuing operations before income taxes	$(66.1)	$33.0	$(33.1)

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap, (ii) the net contribution to income from the Surplus and Related Assets, and (iii) the results of operations from the Closed Block.
(2)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap for the period from April 30, 2002 (the date of MONY Holdings’ commencement of operations), (ii) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of MONY Holdings’ commencement of operations), and (iii) the results of operations from the Closed Block from January 1, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The statutory surplus of MONY Life as of September 30, 2003 was $834.3 million, of which $362.7 million was attributable to the OB and $471.6 million was attributable to the CBB. The statutory net gain from operations of MONY Life for the three and nine-month periods ended September 30, 2003, was $20.9 million and $67.7 million, of which $1.8 million and $3.1 million was attributable to the OB and $19.1 million and $64.6 million was attributable to the CBB. The net gain from operations attributable to the CBB includes: (i) the net contribution to income from the Surplus and Related Assets, and (ii) the results of operations from the Closed Block.

9.    The Insured Notes:

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

10.    Stock-Based Compensation:

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the 1998 SIP, options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant. In addition, one-third of each option granted pursuant to the 1998 SIP shall become exercisable on each of the first three anniversaries following the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant. As of September 30, 2003, options to acquire 2,414,293 million common shares of the MONY Group had been issued under the 1998 SIP. Options to acquire 1,857,474 common shares remained outstanding as of September 30, 2003.

In May 2002, MONY Group’s shareholders approved the 2002 Stock Option Plan (the “2002 SOP”) and the allocation of 5,000,000 shares of MONY Group common stock for grants under that 2002 SOP Plan. Options granted under the plan may not be exercised, transferred or otherwise disposed of by the grantee prior to December 24, 2003, even if vested. Options granted under the 2002 SOP are NQSO’s. Options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant, and vesting provisions are determined at the discretion of the board of directors. As of September 30, 2003, options to acquire 2,455,725 common shares of the MONY Group had been issued and 2,428,575 options were outstanding under the 2002 SOP. All options granted through September 30, 2003 under the 2002 SOP vest one-third ratably on the December 31st after each of the first three anniversaries following the date such option was granted, and will remain exercisable for a period not to exceed 10 years from the date of grant.

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

At the effective date of the initial grants of options pursuant to the 1998 SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Pursuant to the requirements of APB 25, the options granted by the Company under the 1998 SIP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. With respect to grants of options under the SIP to career financial professionals, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. The compensation expense related to options granted to career financial professionals varies with and primarily relates to the production of business and as such is recognized as deferred policy acquisition costs (“DPAC”) and amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. The deferred expenses amount

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relating to options granted to career financial professionals which were outstanding at September 30, 2003 and 2002 were $0.4 million and $0.0 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $0.7 million and $0.0 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

The following table presents the net income/(loss) and net income/(loss) per share of the Company on a pro forma basis as if the fair value accounting prescribed by SFAS 123 had been applied to the options granted to employees under the 1998 SIP and outstanding at September 30, 2003 and 2002.

	Three-month Periods Ended		Nine-month Periods Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	($ in millions except per share amounts)
Net income/(loss)	$3.7	$(32.3)	$27.9	$(30.9)
Net income/(loss) per share:
Basic	$0.08	$(0.68)	$0.59	$(0.65)
Diluted	$0.08	$(0.68)	$0.59	$(0.65)

The fair value of each option outstanding is estimated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $21.10 to $43.44, dividend yields ranging from 1.04% to 2.37%, expected volatility ranging from 23.5% to 44.4%, and interest rates ranging from 3.4% to 6.7%. The fair value of options determined using the Black-Scholes pricing model ranged from $6.30 to $18.92 per share at September 30, 2003.

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

Restricted Stock Ownership Plan

In May 2001, MONY Group shareholders approved The MONY Group Inc. Restricted Stock Ownership Plan (the “Plan”). Pursuant to the terms of the Plan, management has the authority to grant up to 1,000,000 restricted shares of MONY Group common stock to eligible employees, as defined in the Plan, and to establish vesting and forfeiture conditions relating thereto. During 2002 and 2001, MONY Group granted 97,143 and 352,050 restricted shares, respectively, to certain members of management pursuant to the Plan. The 2002 and 2001 awards made under the Plan are conditioned on: (i) the expiration of a vesting period and (ii) an increase in the average per share price of MONY Group common stock above specified targets. In accordance with APB No. 25, compensation expense is recognized on the awards proportionally over the vesting period of the award provided that the condition with respect to the average price of MONY Group common stock is satisfied at the end of any period. In March 2003, MONY Group granted 334,050 restricted shares to certain members of management under the Plan. The 2003 awards made under the Plan are conditioned only on the expiration of a vesting period.

In addition to the Plan, MONY Group issued approximately 111,987 shares of restricted stock in connection with the acquisition of Advest, of which approximately 31,182 shares remained restricted at September 30, 2003. These restricted shares are conditioned only on the expiration of a vesting period.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furthermore, MONY Group has issued 20,913 shares of restricted stock to members of its board of directors. These restricted shares are conditioned only on the expiration of a vesting period. At September 30, 2003, 9,677 shares of such restricted stock remained restricted.

11.    Reorganization and Other Charges:

During the fourth quarter of 2002 and 2001, the Company recorded “Reorganization and Other” charges aggregating approximately $7.7 million and $146.1 million, respectively, as part of the Company’s initiative to enhance operating efficiency, more effectively allocate resources and capital, and discontinue certain non-core operations. Of these charges, $7.7 million and $19.0 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The 2002 restructure charge consisted of severance and related benefits resulting from headcount reductions of 161 and 26, respectively, in the Company’s home office and career agency system, as well as losses from abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240, in the Company’s home office and career agency system, respectively, and $8.7 million of other miscellaneous items. These actions were substantially completed in 2002. The remaining restructuring reserves primarily relate to lease abandonment costs and are expected to run-off through 2007. The balance of the charge in 2001, $127.0 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds, (iii) write-downs of certain information technology assets, and (iv) other miscellaneous items.

During the second quarter of 2003, the Company recorded a charge of $1.1 million consisting of severance and related benefits incurred in connection with the merger of MONY Asset Management, Inc.’s operations into Boston Advisors, Inc., a subsidiary of Advest, and the resulting termination of certain employees. These actions are expected to be substantially completed during the fourth quarter of 2003.

During the third quarter of 2003, the Company recorded a charge of $0.4 million consisting of losses from the abandonment of additional leased offices. These reserves are expected to run-off through 2008.

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions, as well as the changes therein. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet.

	As of December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	As of September 30, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$8.3	$1.1	$(7.9)	$(0.7)	$0.8
Other restructuring charges	4.4	0.4	(2.5)	0.7	3.0

Total Restructuring Charges Liability	$12.7	$1.5	$(10.4)	$—	$3.8

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Organization and Business

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (“COLI and BOLI”), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life Insurance Company, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the nine-month period ended September 30, 2003, Proprietary Distribution accounted for approximately 20.8%, and 41.4% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues, while Wholesale Distribution accounted for 79.2% and 58.6% of sales of Protection and Accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) Trusted Securities Advisors Corp., which distributes investment products and services through a network of accounting professionals, (vi) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can meet the insurance and investment needs of their customers, (vii) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (viii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (ix) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries. Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Trust Company, a federal savings bank, and Boston Advisors, Inc., a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

On September 17, 2003, the Company entered into an Agreement and Plan of Merger with AXA Financial, Inc. and AIMA Acquisition Co. (the “AXA Agreement”), pursuant to which the Company will become a wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”) in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and the Company, the Company’s shareholders will receive $31.00 in cash for each share of the MONY Group’s common stock. The AXA Agreement is subject to various regulatory approvals and other customary conditions, as well as the approval of the Company’s shareholders. The transaction is expected to close in the first quarter of 2004. Subject to certain requirements, at any time after January 1, 2004, the Company may set a record date for, and declare and pay a dividend to, its shareholders in an aggregate amount not to exceed its “Adjusted Net Earnings” as defined in the AXA Agreement. Adjusted Net Earnings is defined in the AXA Agreement as the Company’s consolidated net income for the six-month period ended December 31, 2003 determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), exclusive of the following: (i) earnings resulting from changes in accounting policies and methods; (ii) all capital gains and losses, other than those resulting from prepayments and calls on bonds and mortgages; (iii) reductions in litigation reserves, which are not the result of a final, non-appealable judgment or settlement between the parties to such litigation; (iv) changes in other accrued items or reserves resulting from changes in assumptions; (v) earnings resulting from any changes to existing reinsurance agreements; (vi) other non recurring items, including but not limited to, tax reserve releases, changes in restructuring reserves (other than from payments), gains and losses on reinsurance transactions not in the ordinary course of business and gains on disposal of non-invested assets; (vii) earnings resulting from changes in assumptions used to capitalize and amortize deferred policy acquisition costs, including mortality, lapse and investment returns; and (viii) gains or losses resulting from sales of subsidiaries or any material asset outside of the ordinary course of business consistent with best practices; in each case net of all applicable tax, deferred policy acquisition cost amortization and policyholder dividend accruals. The Company’s preliminary estimate of Adjusted Net Earnings for the third quarter of 2003, from which dividends may be paid under the AXA Agreement, is approximately $4.0 million. The final number, which will be reported on by an independent public accountant as discussed in the preliminary proxy statement filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2003 will be higher or lower than the estimated $4.0 million Adjusted Net Earnings for the third quarter depending on the Company’s results in the fourth quarter of 2003.

See Note 1 to the Unaudited Interim Condensed Consolidated Financial Statements for further information regarding the Company’s organization and business.

General Discussion of Factors Affecting Profitability

The Company derives its revenues principally from: (i) premiums on individual life insurance, (ii) insurance, administrative and surrender charges on universal life and annuity products, (iii) asset management fees from separate account and mutual fund products, (iv) net investment income on general account assets and (v) commissions from securities and insurance brokerage operations. The Company’s expenses consist of insurance benefits provided to policyholders, interest credited on policyholders’ account balances, dividends to policyholders, the cost of selling and servicing the various products sold by the Company, including commissions to sales representatives (net of any deferrals) and general business expenses.

The Company’s profitability depends in large part upon (i) price movements and trends in the securities markets, (ii) the amount of its assets and its third-party assets under management, (iii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iv) supply and demand for the kinds of products and services offered by the Company (see Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements included herein for the principal products and services offered by the Company), (v) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (vi) the amount of time purchasers of the Company’s insurance and annuity products hold and renew their contracts with the Company (referred to as “persistency”), which affects the Company’s ability to recover the costs incurred to sell such policies and contracts, (vii) the ability to manage the market and credit risks associated with its invested assets, (viii) returns on venture capital investments, (ix) the investment performance of its mutual fund and variable product offerings, and (x) commission and fee revenue from securities brokerage and investment banking operations which fluctuate with trading volume. External factors, such as general economic conditions and the securities markets, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the claims paying ability ratings of the Company’s insurance subsidiaries by Nationally Recognized Statistical Rating Organizations may affect the Company’s ability to compete in the marketplace for its products and services. Similarly, downgrades of MONY Group’s credit ratings may affect the Company’s ability to access the debt markets to raise additional capital, which could affect the Company’s liquidity and ability to support the capital of its insurance subsidiaries.

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses, particularly the businesses comprising its Accumulation Products segment and the businesses comprising its Retail Brokerage and Investment Banking segment, are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, the level of retail securities trading volume, consumer sentiment and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of a continuation or worsening of current economic and securities market conditions, as well as other matters that could adversely affect its future earnings.

If the Merger with AXA Financial Does Note Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically

If a majority of the outstanding shares are not voted in favor of the proposed merger with AXA Financial or if the AXA Financial transaction does not close for any other reason, both the profitability and the financial condition of the Company could suffer severely. It is likely that, in that event, rating agencies would promptly lower their ratings of MONY Group’s senior debt and their financial strength ratings of MONY Life. This action could cause the Company either (a) to lose business to competitors, given that MONY Life’s distribution includes third-party channels with access to other, higher rated providers, or (b) to pay higher gross concessions to its distributors to maintain premium volume, resulting in lower profits. In addition, among other things, lower ratings could increase the rate of policy surrenders to MONY Life, thereby reducing revenue to a level that would require a write-down of deferred acquisition costs. A ratings downgrade could also undermine MONY Life’s relationships with its distributors and, thus, its attractiveness to third parties as an acquisition candidate. Further, such a downgrade could impair MONY Group’s ability to borrow money or to raise money by selling additional equity. This, in turn, could have a negative effect on the Company’s liquidity or the Company’s cost of capital.

In addition, a failure of the proposed merger with AXA Financial could have significant negative effects on the Company’s staff and agents. As to staff, many employees may have found other jobs by the time of the shareholder vote in anticipation of losing their positions with the Company after the closing. In addition, the perceived instability of the Company if the proposed transaction does not close could lead to additional employee and agent turnover.

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

At September 30, 2003 the carrying value of the Company’s DPAC was $1.3 billion. Approximately $165.9 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of the Company’s variable annuity DPAC, the accounting policy applied, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

While the Company’s current best estimate for the ultimate investment return underlying this business is 8.0%, a sustained deterioration in the securities markets (whether with regard to investment returns or asset valuations) could require the Company to revise its estimate of the ultimate profitability of this business. This could result in accelerated amortization and/or a charge to earnings to reflect the amount of DPAC which may not be recoverable from the estimated present value of future profits expected to emerge from this business. Such an event, should it occur, may materially affect the Company’s financial position and results of operations.

The Company’s calculation of variable annuity product DPAC asset balances as of December 31, 2002 incorporated an assumption of 2.0% for the last quarter of 2003, 9.8% in 2004 and a gradual decrease to 8.0% thereafter, for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of the guaranteed minimum death benefits. The Company’s anticipated earnings for 2003, which were disclosed at its Investment Community Meeting on January 16, 2003, were predicated on a 7.0% return, which built in $3.0 million of variable annuity DPAC unlocking. Within a fairly wide range, any deviation from 7.0% will change earnings by approximately $1.0 million per 1% change in return. For example, a return of 8% would lead to a $1.0 million gain relative to plan, and a return of 6% would lead to a $1.0 million loss. However, if the funds were to lose 10% or more of their value, the Company may need to take additional “loss recognition” writeoffs. These writeoffs have a larger immediate impact than DPAC unlocking, in that the entire amount of DPAC deemed non-recoverable must be written off at once, rather than over the life of the product. Every additional drop of 1% in this range would decrease earnings by approximately $2.0 million. For example, 2003 returns of 0% would decrease pre-tax earnings by approximately $11.0 million.

•	The Company Might Have to Write-Off Some Goodwill. The carrying value of goodwill in the Company’s Retail Brokerage and Investment Banking segment was $191.4 million at September 30, 2003. Such goodwill was tested for impairment in the fourth quarter of 2002 in accordance with FASB Statement No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), and found to not be impaired. However, if securities market conditions worsen or if there is a prolonged downturn in retail securities trading volumes, the Company might conclude, in the future, that all or a portion of such goodwill is impaired and must be written off.

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

The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. The Company generally limits these investments to no more than 2.0% to 3.0% of its total invested assets. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May 1995 are accounted for at fair value, while those acquired on or after May 1995 are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect the pro rata share of such mark to market adjustment if the Company accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company by the partnership, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments have had a significant impact on the Company’s earnings. The Company’s future earnings from venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position. At September 30, 2003, the carrying value of the Company’s venture capital investments was $183.1 million, of which $89.2 million was accounted for under the equity method and $93.9 million was accounted for at fair value.

Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

•	Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At September 30, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the fund values of the Company’s in force annuity contracts) totaled approximately $554.8 million. At September 30, 2003, the Company carried a reserve of approximately $4.9 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) has issued guidance concerning the establishment of such reserves. This guidance requires the Company to change its methodology for determining the amount of reserves that should be established for such claims. Accordingly, upon the adoption of the new guidance issued by the AICPA, effective for financial statements for fiscal years beginning after December 15, 2003, the Company will have to establish additional reserves.

Declines in Securities Market Prices Could Decrease the Company’s Revenues

•	As discussed above under the caption “General Discussion of Factors Affecting Profitability”, revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a continuing or sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Weakness in the Securities Markets Could Result in Increased Pension Costs

•

As required under GAAP, both the rate of return assumption for 2002 on assets funding the Company’s pension liabilities and the discount rate used to determine those liabilities were established at the end of December 31, 2001. The Company made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields available on high-quality corporate bonds. However, due to deteriorating economic conditions and the decline in securities market valuations and interest rates, the Company lowered both its assumed rate of return assumption from 10.0% to 8.0% and the discount rate assumption from 7.3% to 6.6%, which will cause an increase in the Company’s net periodic pension expense in 2003 and thereafter. In addition, the deterioration of the securities markets during 2002 resulted in a decline in the fair value of the assets funding the Company’s pension obligations. As a result, the Company’s net periodic pension expense will increase in 2003 and thereafter due to the requirement under GAAP to amortize unrealized gains and losses through net periodic pension costs over a period of time. The Company expects that the effect of changing the assumed rate of return on assets funding the Company’s pension liabilities and the decline in the fair value of such assets, as well as changing the discount rate, will result in lower earnings in 2003 of approximately $23.0 million before tax, as compared to those reported in 2002. In addition, a deterioration in the securities markets may require further changes in the assumed rate of return on assets funding the Company’s pension liabilities and the discount rate, which may have a material adverse affect on the Company’s results of operations and financial position.

•	While the market value of assets funding the Company’s tax-qualified defined benefit pension liabilities (RISPE) exceeded the Company’s tax-qualified defined benefit Accumulated Benefit Obligation (ABO) at December 31, 2002, any unfunded ABO at December 31, 2003 will either cause the Company to contribute assets to the pension plan in an amount sufficient to eliminate any unfunded ABO or, as required by GAAP, the Company will be required to charge to comprehensive income the full amount of any prepaid benefit cost at such date. At September 30, 2003, prepaid benefit costs aggregated $137.2 million. While management expects that, in the event of an underfunded position, it would make a contribution to the Company’s pension plan to avoid such a charge to comprehensive income, this will ultimately depend upon the total amount of any such underfunding, which largely is dependent upon the market values of assets backing the pension plan, and the ABO, at December 31, 2003. It should be noted that, in the event a company is required to charge its prepaid benefit cost asset to comprehensive income due to an underfunded position, in accordance with GAAP, a company may reestablish that asset if the market value of assets supporting the pension plan increases, the ABO decreases, and/or subsequent contributions increase plan assets to the level of the ABO.

The Company’s Expenses May Increase if it Chooses or Becomes Required to Adopt the Fair Value Recognition Provisions of SFAS No. 123 Accounting for Stock Based Compensation (“SFAS 123”) and Recognize Expense for the Issuance of Certain Employee Stock Based Compensation

•	Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under SFAS 123, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If the Company chooses to adopt these provisions of SFAS No. 123 or if it becomes required to adopt such provisions as a result of action by the Financial Accounting Standards Board, the adoption will result in additional expense recognition in an amount that may be material to the Company’s results of operations.

Segments

The Company’s business is organized in three principal reportable segments: the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts, which are not allocated to the segments, are reported as reconciling items. Reconciling items are principally comprised of: (i) revenues and expenses associated with contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, since its formation and commencement of operations in 2002—see Note 1 to the Unaudited Interim Condensed Consolidated Financial Statements, (iv) certain charges associated with the Company’s reorganization activities—see Note 11 to the Unaudited Interim Condensed Consolidated Financial Statements, and (v) merger related expenses incurred in connection with the pending merger of the Company with AXA Financial—see Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements.

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

The interim financial data as of September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 of the Consolidated Financial Statements included in the MONY Group’s 2002 Annual Report for a complete description of the Company’s significant accounting policies.

Investments—

The Company records investments in fixed maturity securities and equity securities available for sale, trading account securities and certain investments in venture capital partnerships at fair value in its consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, the valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates, and the timing of cash flows because quoted market prices are not available. At September 30, 2003, the carrying value of private placement fixed maturity securities was $3,118.6 million.

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

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and operating results are therefore sensitive to: (i) changes in the estimated cash flows from mortgages, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At September 30, 2003 and December 31, 2002, the valuation allowance on these mortgage loans was $2.5 million and $14.7 million, respectively.

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

Litigation, contingencies and restructuring charges—

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements, the Company is party to various legal actions and proceedings in connection with its businesses. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of SFAS 5 and Financial Accounting Standards Board Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 11 to the MONY Group’s Unaudited Interim Condensed Consolidated Financial Statements, in both 2002 and 2001 the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

Pension Liabilities and the corresponding periodic expense—

The accounting for pension liabilities and the corresponding periodic expense requires assumptions with respect to the future return on the Company’s pension plan (the “Plan”) assets, the discount rate used to determine the present value of pension liabilities, the rate of compensation increases, and the determination of the fair value of Plan assets and the resultant unrealized gain or loss.

The Company’s assumption with respect to the future return on Plan assets is made by management after taking into consideration historic returns on such assets (generally the geometric annual rate of return over at least a ten year period), the actual mix of the Plan’s invested assets at the valuation date (which is assumed to be consistent in future periods), management’s outlook for future returns on such asset types, and the long-term outlook for such returns in the marketplace. At September 30, 2003, the Plan’s invested assets were comprised of the following:

	Fair Value As of September 30, 2003	Percentage of Total
	($ in millions)
Public common stocks	$222.0	60.7%
Public and private fixed maturity securities	74.1	20.3
Real estate	15.5	4.3
Cash and cash equivalents	53.9	14.7

	$365.5	100.0%

The Company’s assumption as to the appropriate discount rate to be used to determine the present value of the Company’s pension liabilities is made by management after taking into consideration the Moody’s AA rate index.

The Company’s assumption with respect to the rate of future compensation increases was made by management based on future expected salary trends.

The fair value of Plan assets is determined as follows:

•	Public and Private Fixed Maturity Securities—The estimated fair values of public fixed maturity securities are based upon quoted market prices, where available. The fair values of private fixed maturity securities or public fixed maturity securities which are not actively traded are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

•	Public common stock—The fair value of public common stock investments are determined based on quoted market prices.

•	Real estate—The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.

The most significant assumptions underlying the valuation of the Company’s pension valuation are the assumed future rate of return on Plan assets and the discount rate which, at January 1, 2003, were determined to be 8% and 6.625%, respectively. For every 50 basis point increase (decrease) in the expected long-term rate of return on Plan assets, holding constant both the discount rate and other assumptions, pension expense will decrease (increase) by approximately $1.5 million, and for every 50 basis point increase (decrease) in the discount rate, holding constant both the rate of return on plan assets and other assumptions, pension expense will decrease (increase) by approximately $3.5 million.

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

Summary of Financial Results

The following tables present the Company’s consolidated and segmented results of operations for the three and nine-month periods ended September 30, 2003 and 2002. The discussion following these tables discusses the Company’s consolidated and segmented results of operations.

	For the Three-month Period Ended September 30, 2003
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$158.2	$4.3	$—	$2.2	$—	$164.7
Universal life and investment-type product policy fees	44.1	9.1	—	(0.9)	—	52.3
Net investment income	154.0	23.1	—	4.0	7.2	188.3
Net realized gains on investments	2.1	2.5	—	0.3	0.1	5.0
Group Pension Profits	—	—	—	—	—	—
Retail Brokerage and Investment Banking revenues	—	—	106.8	—	—	106.8
Other income	7.3	26.5	—	7.8	2.8	44.4

	365.7	65.5	106.8	13.4	10.1	561.5

Benefits and Expenses:
Benefits to policyholders	184.9	9.9	—	5.6	1.3	201.7
Interest credited to policyholders’ account balances	19.5	14.4	—	1.8	—	35.7
Amortization of deferred policy acquisition costs	30.5	3.5	—	—	—	34.0
Dividends to policyholders	51.5	0.3	—	0.2	—	52.0
Other operating costs and expenses	64.0	29.7	104.1	9.4	25.0	232.2

	350.4	57.8	104.1	17.0	26.3	555.6

Income/(loss) from continuing operations before income taxes	$15.3	$7.7	$2.7	$(3.6)	$(16.2)	5.9

Income tax expense						0.4

Net income from continuing operations						5.5

Discontinued operations: Loss from real estate to be disposed of, net of income tax benefit of $0.1 million						(0.2)

Net Income						$5.3

	For the Three-month Period Ended September 30, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$155.9	$2.3	$—	$2.3	$—	$160.5
Universal life and investment-type product policy fees	42.9	11.6	—	0.1	—	54.6
Net investment income	146.1	18.4	(5.1)	4.7	6.0	170.1
Net realized (losses)/gains on investments	(31.4)	(7.3)	—	(2.6)	0.1	(41.2)
Group Pension Profits	6.8	—	—	—	—	6.8
Retail Brokerage and Investment Banking revenues	—	—	109.1	—	—	109.1
Other income	(11.2)	21.6	(0.3)	5.6	9.2	24.9

	309.1	46.6	103.7	10.1	15.3	484.8

Benefits and Expenses:
Benefits to policyholders	174.5	10.8	—	4.5	5.5	195.3
Interest credited to policyholders’ account balances	15.8	12.0	—	2.1	0.1	30.0
Amortization of deferred policy acquisition costs	32.5	17.2	—	—	—	49.7
Dividends to policyholders	52.9	0.4	—	0.2	—	53.5
Other operating costs and expenses	42.4	29.0	102.2	8.0	21.1	202.7

	318.1	69.4	102.2	14.8	26.7	531.2

(Loss)/income before income taxes	$(9.0)	$(22.8)	$1.5	$(4.7)	$(11.4)	(46.4)

Income tax benefit						(16.2)

Net loss						$(30.2)

	For the Nine-month Period Ended September 30, 2003
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$483.7	$15.2	$—	$6.4	$—	$505.3
Universal life and investment-type product policy fees	130.5	29.6	—	(0.3)	—	159.8
Net investment income	459.2	70.6	0.1	13.8	20.8	564.5
Net realized gains on investments	20.3	9.1	—	2.4	4.8	36.6
Group Pension Profits	—	—	—	—	—	—
Retail Brokerage and Investment Banking revenues	—	—	310.3	—	—	310.3
Other income	27.7	75.2	4.0	20.1	5.6	132.6

	1,121.4	199.7	314.4	42.4	31.2	1,709.1

Benefits and Expenses:
Benefits to policyholders	559.7	34.1	—	11.6	3.9	609.3
Interest credited to policyholders’ account balances	55.5	41.7	—	6.3	—	103.5
Amortization of deferred policy acquisition costs	86.1	7.7	—	—	—	93.8
Dividends to policyholders	172.7	0.9	—	0.7	—	174.3
Other operating costs and expenses	197.1	89.2	309.9	28.3	63.9	688.4

	1,071.1	173.6	309.9	46.9	67.8	1,669.3

Income/(loss) from continuing operations before income taxes	$50.3	$26.1	$4.5	$(4.5)	$(36.6)	39.8

Income tax expense						10.0

Net income from continuing operations						29.8

Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $2.0 million						3.8

Net income						$33.6

	For the Nine-month Period Ended September 30, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$480.8	$7.1	$—	$6.9	$—	$494.8
Universal life and investment-type product policy fees	118.4	36.3	—	1.4	—	156.1
Net investment income	445.1	60.1	0.3	17.9	18.3	541.7
Net realized (losses)/gains on investments	(49.9)	(14.5)	—	(4.8)	0.1	(69.1)
Group Pension Profits	22.0	—	—	—	—	22.0
Retail Brokerage and Investment Banking revenues	—	—	297.5	—	—	297.5
Other income	(8.0)	73.2	0.7	14.4	12.1	92.4

	1,008.4	162.2	298.5	35.8	30.5	1,535.4

Benefits and Expenses:
Benefits to policyholders	534.0	29.4	—	12.4	9.7	585.5
Interest credited to policyholders’ account balances	46.2	33.2	—	6.4	—	85.8
Amortization of deferred policy acquisition costs	89.6	30.9	—	—	—	120.5
Dividends to policyholders	170.0	1.0	—	0.8	—	171.8
Other operating costs and expenses	152.3	88.4	297.1	28.1	47.3	613.2

	992.1	182.9	297.1	47.7	57.0	1,576.8

Income/(loss) before income taxes	$16.3	$(20.7)	$1.4	$(11.9)	$(26.5)	(41.4)

Income tax benefit						(14.5)

Net loss						$(26.9)

Three-month Period Ended September 30, 2003 Compared to the Three-month Period Ended September 30, 2002

Premiums—

Premium revenue was $164.7 million for the three-month period ended September 30, 2003, an increase of $4.2 million, or 2.6%, from $160.5 million reported for the comparable prior year period. The increase was primarily the result of increased premiums in the Protection Products and Accumulation Products segments. Premium revenue in the Other Products segment decreased slightly over the comparable prior year period. The following table summarizes the components of premium revenue recorded in each of the Company’s segments for the three-month periods ended September 30, 2003 and 2002, respectively.

	For the Three-month Periods Ended September,
	2003	2002
	($ in millions)
Protection Products segment:
Single premiums	$29.7	$29.9
New premiums	5.4	5.2
Renewal premiums	106.6	110.7
Premiums ceded	(11.5)	(10.4)

Total premiums, excluding USFL	130.2	135.4
USFL	28.0	20.5

Total Protection Products segment	158.2	155.9

Accumulation Products segment	4.3	2.3
Other Products segment	2.2	2.3

Total Premiums	$164.7	$160.5

Premium revenue in the Protection Products segment, excluding USFL, decreased by $5.2 million from the comparable prior year period, primarily due to a net decrease in renewal premiums on individual life of $4.1 million attributable mostly to the run-off of the Closed Block business, partially offset by an increase in renewal premiums on level term business outside the Closed Block. An increase in renewal premiums ceded of $1.1 million, attributable to the increase in renewal premiums outside the Closed Block, also contributed to the decrease in premium revenue.

USFL’s premiums were $28.0 million and $20.5 million for the three-month periods ended September 30, 2003 and 2002, respectively. The increase in USFL’s premiums was primarily due to an increase in renewal premiums attributable to the recent growth of its in-force block of business. Higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states also contributed to the increase in USFL’s premiums.

The increase in premiums in the Accumulation Products segment from $2.3 million to $4.3 million was primarily due to an increase in life contingent immediate annuity sales. The life contingent immediate annuity product is very competitively priced, which has helped improve sales of the product.

Universal life and investment-type product policy fees—

Universal life and investment-type product policy fees were $52.3 million for the three-month period ended September 30, 2003, a decrease of $2.3 million, or 4.2% from $54.6 million reported for the comparable prior year period. The decrease was primarily a result of lower fees in the Accumulation Products and Other Products segments of $2.5 million and $1.0 million, respectively, offset by higher fees in the Protection Products segment of $1.2 million. The decrease in the Accumulation Products segment was primarily due to lower Flexible Premium Variable Annuity (“FPVA”) surrender charges of $2.4 million attributable to a negative market value adjustment of $1.7 million and lower surrender rates. The decrease in the Other Products segment was due to lower fees earned on administrative charges as a result of a reduction of the in-force block. The increase in the Protection Products segment was primarily due to increases in Universal Life (“UL”) and Corporate Sponsored Variable Universal Life (“CSVUL”) fees of $2.8 million and $1.3 million, respectively, offset by a decrease in Variable Universal Life (“VUL”) fees of $2.4 million, all net of reinsurance. The increase in UL and CSVUL fees was primarily attributable to growth in these lines of business, resulting in higher Cost of Insurance (“COI”), administrative, loading and reinsurance charges on UL of $2.1 million, $0.7 million, $0.2 million and $1.2 million, respectively, and an increase in the amount of unearned revenue recognized on CSVUL of $1.4 million. Partially offsetting the increased fees on UL was a decrease in surrender charges of $1.0 million and a $0.4 million decrease in the amount of unearned revenue recognized. The increased fees on CSVUL were partially offset by increased surrender charges $0.2 million. The decrease in VUL was primarily attributable to decreases in COI, surrender, and loading charges of $0.5 million, $2.0 million, and $0.4 million, respectively, offset by an increase in the amount of unearned revenue that was recognized of $0.4 million and an increase in fees earned on mortality and expense (“M&E”) charges of $0.1 million. Further offsetting the increases in UL and CSVUL fees was an increase of $0.6 million relating to certain reinsurance attributable to protection products.

Net investment income and realized gains/(losses) on investments—

Net investment income was $188.3 million for the three-month period ended September 30, 2003, an increase of $18.2 million, or 10.7%, from $170.1 million reported for the corresponding prior year period. The increase in net investment income consisted primarily of: (i) a $14.5 million increase in income from investments in venture capital partnerships to income of $6.7 million for the three-month period ended September 30, 2003 from a loss of $7.8 million for the comparable prior year period and (ii) a net increase of $8.2 million attributable to a substantially higher average asset balance in fixed maturity securities and preferred stock dividends offset by a decline in interest rates. Partially offsetting these increases in net investment income are decreases in investment income of $3.2 million and $2.7 million relating to income from other invested assets, including cash and cash equivalents, and real estate, respectively. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on invested assets was 6.4% and 6.6%, respectively, for the three-month period ended September 30, 2003, as compared to 6.0% and 4.5%, respectively, for the comparable prior year period. See “Investments—Results by Asset Category.”

As of September 30, 2003, the Company had approximately $9.6 million of additional pre-tax gains related to venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation.

Net realized gains were $5.0 million for the three-month period ended September 30, 2003, an increase of $46.2 million, from losses of $41.2 million reported for the comparable prior year period. The following table sets forth the components of net realized gains and (losses) by investment category for the periods presented.

	For the Three-month Periods Ended September 30,
	2003	2002
	($ in millions)
Real estate	$(0.4)	$(23.3)
Equity securities	(2.0)	(16.7)
Fixed maturity securities	4.0	(4.9)
Mortgage loans	3.3	2.8
Other	0.1	0.9

	$5.0	$(41.2)

Group Pension Profits—

The Group Pension Transaction and the related Group Pension Profits ceased as of December 31, 2002. Refer to Note 5 of the Unaudited Interim Condensed Consolidated Financial Statements included herein for information regarding the Group Pension Transaction, the Group Pension Profits and the Final Value Payment, along with certain summary financial information relating thereto.

Group Pension Profits for the three-month period ended September 30, 2002 were $6.8 million.

Retail brokerage and investment banking revenues—

Retail brokerage and investment banking revenues were $106.8 million for the three-month period ended September 30, 2003, a decrease of $2.3 million, or 2.1%, from $109.1 million reported for the comparable prior year period. Advest had revenues of $91.9 million for the three-month period ended September 30, 2003, a decrease of $6.3 million or 6.4% from $98.2 million reported for the comparable prior year period. The decrease was primarily due to a decrease in revenue earned from principal transactions, primarily fixed income commissions and municipal bond trading profits, lower asset management and advisory fees, and a decrease in interest, partially offset by increased commissions from transactions where Advest acts as agent. Advest results for the three-month period ended September 30, 2002 included a $5.1 million reclassification of net investment income from the previous two quarters, and a $1.0 million loan recovery fee. Revenues from MSC increased to $13.8 million from $10.4 million in the comparable prior year period due to higher commission fee income, while Matrix revenues increased to $1.1 million from $0.5 million in the comparable prior year period as merger and acquisition related fees increased.

The following table presents the components of retail brokerage and investment banking revenues for the periods presented.

	For the Three-month Periods Ended September 30,
	2003	2002
	($ in millions)
Commissions	$45.2	$39.3
Interest	8.0	14.1
Principal transactions(1)	30.0	31.7
Asset management and administration	13.6	14.9
Investment banking	7.3	7.5
Other	2.7	1.6

Total retail brokerage and investment banking revenues	$106.8	$109.1

(1)	Includes commissions and trading profits from trading securities where Advest acts as principal.

Other income—

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $44.4 million for the three-month period ended September 30, 2003, an increase of $19.5 million, or 78.3%, from $24.9 million reported for the comparable prior year period. The increase was primarily due to higher income in the Protection Products, Accumulation Products, Other Products and Retail Brokerage and Investment Banking segments of $18.5 million, $4.9 million, $2.2 million and $0.3 million, respectively, partially offset by a decrease in reconciling amounts of $6.4 million.

The following table summarizes the components of other income recorded in each of the Company’s segments for the three-month periods ended September 30, 2003 and 2002, respectively.

	For the Three-month Periods Ended September 30,
	2003	2002
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$2.6	$(11.5)
Reinsurance allowances	3.1	(0.5)
Other miscellaneous	1.6	0.8

Total Protection Products segment	$7.3	$(11.2)

Accumulation Products segment	26.5	21.6
Retail Brokerage and Investment Banking Products segment	—	(0.3)
Other Products segment	7.8	5.6
Reconciling amounts	2.8	9.2

Total Other Income	$44.4	$24.9

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In the three-month period ended September 30, 2003, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $2.6 million compared to $(11.5) million in the comparable prior year period. Increased investment management fees and higher reinsurance allowances also contributed to the increase in other income in the Protection Products segment.

The increase in the Accumulation Products segment was primarily due to a $3.3 million increase in the change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment (for management reporting purposes, the results of the COLI contract are allocated among the segments), a $1.0 million increase in advisory fees from Enterprise and a $1.6 million increase in other miscellaneous income. Partially offsetting these increases was a $1.0 million decrease in supplementary contracts. The increase in the Other Products segment was primarily due to increased revenues from the Company’s insurance brokerage operations, while the increase in the Retail Brokerage and Investment Banking segment was due to the reversal of an overaccrual relating to non-recurring revenue related to an insurance settlement from the events of September 11th of $0.3 million in 2002. The decrease in reconciling amounts was primarily due to a reduction in income earned from the Company’s employee benefit plans.

Benefits to policyholders—

Benefits to policyholders were $201.7 million for the three-month period ended September 30, 2003, an increase of $6.4 million, or 3.3%, from $195.3 million reported for the comparable prior year period. The increase consisted primarily of higher benefits in the Protection Products and Other Products segments of $10.4 million and $1.1 million, respectively, offset by lower benefits in the Accumulation Products segment of $0.9 million and a decrease in reconciling amounts of $4.2 million. The increase of $10.4 million in the Protection Products segment was primarily attributable to (i) a $4.8 million increase in death claims in USFL, primarily related to the increase in the in-force block of business, (ii) increased death benefits on UL, VUL and individual life products of $1.1 million, $1.3 million and $4.3 million, respectively, and (iii) a net increase in the change in reserves of $13.1 million, primarily on individual life. These increases were offset by a decrease of $13.9 million in surrender charges on individual life, primarily as a result of the run-off of the Closed Block’s in-force block of business. The increased benefits in the Other Products segment were attributable to increased group health insurance reserves of $1.4 million pursuant to an increase in pending claims, offset by lower payments of $0.2 million relating to a legacy reinsurance contract. The decrease in reconciling amounts was primarily attributable to a reduction in benefits relating to the Company’s employee benefit plans.

Interest credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $35.7 million for the three-month period ended September 30, 2003, an increase of $5.7 million, or 19.0%, from $30.0 million reported for the comparable prior year period. The increase was primarily attributable to higher interest crediting in the Protection Products and Accumulation Products segments of $3.7 million and $2.4 million, respectively, offset by lower interest crediting in the Other Products segment of $0.3 million. The increase in the Protection Products segment was primarily related to higher interest crediting on CSVUL and UL business of $2.4 million and $1.0 million, respectively, due to growth in the BOLI and UL blocks of business. The increase in the Accumulation Products segment was primarily attributable to higher interest crediting of $0.2 million and $3.3 million on the FPVA and Flexible Premium Deferred Annuity (“FPDA”) products, respectively, offset by lower interest crediting of $0.8 million on Single Premium Deferred Annuity (“SPDA”) products due to the continued run-off of these products, and $0.2 million on supplementary contracts. The higher interest crediting on the FPVA and FPDA products is attributable to higher general account fund values primarily for the FPDA product, which was introduced in the second quarter of 2002.

Amortization of deferred policy acquisition costs—

Amortization of DPAC was $34.0 million for the three-month period ended September 30, 2003, a decrease of $15.7 million, or 31.6%, from $49.7 million reported for the comparable prior year period. The decrease was due to lower amortization in the Protection Products and Accumulation Products segments of $2.0 million and $13.7 million, respectively. The decrease in the Protection Products segment is primarily attributable to lower amortization of $3.5 million and $3.4 million on VUL and individual life products, respectively, due to higher death claims, partially offset by increased amortization of $3.2 million on the CSVUL products as the BOLI block of business increases. The decrease in the Accumulation Products segment was due primarily to increased margins as a result of higher service revenue from underlying funds and an increase in future profitability due to improved market returns compared to the prior year period when market deteriorization triggered accelerated DPAC amortization of approximately $10.4 million.

Dividends to policyholders—

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $52.0 million for the three-month period ended September 30, 2003, a decrease of $1.5 million, or 2.8%, from $53.5 million reported for the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $1.5 million decrease in dividends to policyholders was due to a period over period decrease of $1.8 million in the deferred dividend liability expense, offset by a period over period increase of $0.3 million in dividends paid to policyholders.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements included herein. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. The deferred dividend liability was $70.2 million at September 30, 2003.

Other operating costs and expenses—

Other operating costs and expenses were $232.2 million for the three-month period ended September 30, 2003, an increase of $29.5 million, or 14.6%, from $202.7 million reported for the corresponding prior year period. The increase was primarily attributable to increases in the Protection Products, Accumulation Products, Other Products and Retail Brokerage and Investment Banking segments of $21.6 million, $0.7 million, $1.4 million and $1.9 million, respectively, and an increase in reconciling amounts of $3.9 million. The increase in the Protection Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $11.0 million and an increase in other general expenses of $10.6 million. The increase in the Accumulation Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $2.4 million, partially offset by a $1.6 million decrease in compensation and other miscellaneous expenses at Enterprise. Non-qualified deferred compensation is a significant component of the Company’s employee benefit plans. The Company purchased a COLI contract to provide a funding mechanism for the non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The cash surrender value of the COLI contract is reflected in the statement of income and comprehensive income caption entitled “other income.” The increase in the Other Products segment was primarily attributable to an increase in expenses from the Company’s insurance brokerage operations. The increase in the Retail Brokerage and Investment Banking segment was primarily attributable to increases in employee compensation and other benefit expenses of $2.2 million, partially offset by lower interest expense of $2.7 million and a decrease in other miscellaneous expenses of $2.4 million. The increase in reconciling amounts relates primarily to merger related expenses of $3.6 million incurred in connection with the pending acquisition of the Company by AXA Financial (see Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements) and an increase in professional fees and other miscellaneous expenses of $0.3 million.

The Company recorded a federal income tax expense of $0.4 million for the three-month period ended September 30, 2003 compared to a benefit of $16.2 million in the comparable prior year period.

Nine-month Period Ended September 30, 2003 Compared to the Nine-month Period Ended September 30, 2002

Premiums—

Premium revenue was $505.3 million for the nine-month period ended September 30, 2003, an increase of $10.5 million, or 2.1%, from $494.8 million reported for the comparable prior year period. The increase was primarily the result of increased premiums in the Protection Products and Accumulation Products segments of $2.9 million and $8.1 million, respectively, partially offset by a decrease in the Other Products segment of $0.5 million. The following table summarizes the components of premium revenue recorded in each of the Company’s segments for the nine-month periods ended September 30, 2003 and 2002, respectively.

	For the Nine-month Periods Ended September 30,
	2003	2002
	($ in millions)
Protection Products segment:
Single premiums	$90.9	$91.8
New premiums	16.3	13.3
Renewal premiums	330.7	342.9
Premiums ceded	(33.1)	(27.4)

Total premiums, excluding USFL and other	404.8	420.6
USFL	78.6	60.1

Other	0.3	0.1

Total Protection Products segment	483.7	480.8

Accumulation Products segment	15.2	7.1
Other Products segment	6.4	6.9

Total Premiums	$505.3	$494.8

Premium revenue in the Protection Products segment, excluding USFL, decreased by $15.8 million, primarily due to a net reduction in renewal and single premiums on individual life of $12.2 million and $0.9 million, respectively, attributable mostly to the run-off of the Closed Block business, partially offset by an increase in renewal premiums on level term business outside the Closed Block. An increase in premiums ceded of $5.7 million, attributable to the increase in new and renewal premiums outside the Closed Block, also contributed to the decrease in premium revenue. These decreases were offset by a $3.0 million increase in new premiums on individual life.

USFL’s premiums were $78.6 million and $60.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in USFL’s premiums was primarily due to an increase in renewal premiums attributable to the growth of its in-force block of business. Higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states also contributed to the increase in USFL’s premiums.

The increase in premiums in the Accumulation Products segment from $7.1 million to $15.2 million was due to an increase in life contingent immediate annuity sales. The life contingent immediate annuity product is very competitively priced, which has helped improve sales of the product.

Universal life and investment-type product policy fees—

Universal life and investment-type product policy fees were $159.8 million for the nine-month period ended September 30, 2003, an increase of $3.7 million, or 2.4% from $156.1 million reported for the comparable prior year period. The increase was primarily a result of higher fees in the Protection Products segment of $12.1 million, partially offset by lower fees in the Accumulation Products and Other Products segments of $6.7 million and $1.7 million, respectively. The increase in the Protection Products segment was primarily due to increases in UL, VUL and CSVUL fees of $11.5 million, $1.1 million, and $1.7 million, respectively, net of reinsurance. The increases in UL and CSVUL fees were primarily due to higher COI, administrative, loading, and reinsurance charges of $6.0 million, $1.3 million, $1.6 million and $7.0 million, respectively, partially offset by a $1.8 million decrease in the amount of unearned revenue that was recognized. Lower surrender charges of $0.9 million also offset the increased charges on the UL products. The increase in VUL fees was primarily attributable to increases in COI charges and the amount of unearned revenue that was recognized of $0.8 million and $2.1 million, respectively, partially offset by decreased surrender and loading charges of $1.0 million each. These increases were partially offset by an increase of $2.6 million relating to certain reinsurance attributable to protection products.

The decrease in the Accumulation Products segment was primarily due to lower FPVA surrender charges of $2.6 million attributable to a negative market value adjustment of $1.7 million and lower surrender rates, a decrease in mortality and expense charges of $3.1 million due to lower average FPVA separate account asset under management balances, and a $0.9 million decrease in reinsurance charges. Average annuity assets under management in the separate accounts were $2.9 billion at September 30, 2003 compared to $3.0 billion at September 30, 2002. The decrease in the Other Products segment was primarily due to a $1.0 million negative market value adjustment on the retained portion of the Company’s group pension business, and a $0.7 decrease in fees earned on administrative charges.

Net investment income and realized gains/(losses) on investments—

Net investment income was $564.5 million for the nine-month period ended September 30, 2003, an increase of $22.8 million, or 4.2%, from $541.7 million reported for the corresponding prior year period. The increase in net investment income consisted primarily of: (i) a $15.8 million increase from investments in venture capital partnerships to income of $9.1 million for the nine-month period ended September 30, 2003 from a loss of $6.7 million for the comparable prior year period and (ii) a net increase of $19.9 million attributable to a substantially higher average asset balance in fixed maturity securities offset by a decline in interest rates. Partially offsetting these increases in net investment income were decreases in investment income of $7.2 million and $4.2 million relating to income from real estate and policy loans, respectively. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on invested assets was 6.4% and 6.8%, respectively, for the nine-month period ended September 30, 2003, as compared to 6.5% and 5.6%, respectively, for the nine-month period ended September 30, 2002. See “—Investments—Results by Asset Category.”

As of September 30, 2003, the Company had approximately $9.6 million of additional pre-tax gains related to venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation.

Net realized gains were $36.6 million for the nine-month period ended September 30, 2003, an increase of $105.7 million, from losses of $69.1 million reported for the comparable prior year period. The following table sets forth the components of net realized gains and (losses) by investment category for the periods presented.

	For the Nine-month Periods Ended September 30,
	2003	2002
	($ in millions)
Real estate	$1.8	$(33.7)
Equity securities	(4.9)	(22.2)
Fixed maturity securities	30.2	(16.6)
Mortgage loans	14.3	1.2
Other	(4.8)	2.2

	$36.6	$(69.1)

Group Pension Profits—

The Group Pension Transaction and the related Group Pension Profits ceased as of December 31, 2002. Refer to Note 5 of the Unaudited Interim Condensed Consolidated Financial Statements included herein for information regarding the Group Pension Transaction, the Group Pension Profits and the Final Value Payment, along with certain summary financial information relating thereto.

Group Pension Profits for the nine-month period ended September 30, 2002 were $22.0 million.

Retail brokerage and investment banking revenues—

Retail brokerage and investment banking revenues were $310.3 million for the nine-month period ended September 30, 2003, an increase of $12.8 million, or 4.3%, from $297.5 million reported for the comparable prior year period. Advest had revenues of $271.6 million for the nine-month period ended September 30, 2003 compared to $263.3 million reported for the comparable prior year period, an increase of $8.3 million or 3.1%. The increase was primarily due to higher principal bond and syndicate underwriting commissions, offset by lower commissions from transactions where Advest acts as agent. For reporting purposes, syndicate underwriting commissions are classified as investment banking revenues. Matrix revenues increased to $2.7 million from $1.3 million in the nine-month period ended September 30, 2002 due to higher mergers and acquisition related fees, while revenues from MSC increased to $36.0 million from $33.0 million in the comparable prior year period due to higher commission income.

The following table presents the components of retail brokerage and investment banking revenues for the periods presented.

	For the Nine-month Periods Ended September 30,
	2003	2002
	($ in millions)
Commissions	$122.8	$124.7
Interest	22.6	27.1
Principal transactions	95.1	79.0
Asset management and administration(1)	39.2	41.0
Investment banking	24.2	20.6
Other	6.4	5.1

Total retail brokerage and investment banking revenues	$310.3	$297.5

(1)	Includes commissions and trading profits from trading securities where Advest acts as principal.

Other income—

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $132.6 million for the nine-month period ended September 30, 2003, an increase of $40.2 million, or 43.5%, from $92.4 million reported for the comparable prior year period. The increase was due primarily to higher income in the Protection Products, Accumulation Products, Other Products, and Retail Brokerage and Investment Banking segments of $35.7 million, $2.0 million, $5.7 million and $3.3 million, respectively, partially offset by a decrease in reconciling amounts of $6.5 million. The following table summarizes the components of other income recorded in each of the Company’s segments for the nine-month periods ended September 30, 2003 and 2002, respectively.

	For the Nine-month Periods Ended September 30,
	2003	2002
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$8.4	$(14.8)
Reinsurance allowances	9.4	4.7
Other miscellaneous	9.9	2.1

Total Protection Products segment	$27.7	$(8.0)

Accumulation Products segment	75.2	73.2
Retail Brokerage and Investment Banking Products segment	4.0	0.7
Other Products segment	20.1	14.4
Reconciling amounts	5.6	12.1

Total Other Income	$132.6	$92.4

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In the nine-month period ended September 30, 2003, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $8.4 million compared to $(14.8) million in the comparable prior year period. Further contributing to the increase in the Protection Products segment was an increase in investment management fees and reinsurance allowances.

The increase in the Accumulation Products segment is due primarily to higher supplementary contract sales of $2.0 million, higher miscellaneous income of $3.0 million, and a $3.6 million increase in the change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment. For management reporting purposes, the results of the COLI contract are allocated among the segments. These increases were offset by a $6.5 million decrease in commission revenues from the Company’s mutual fund management operations. The increase in the Retail Brokerage and Investment Banking segment was due to non-recurring revenue related to an insurance settlement from the events of September 11th received in the first quarter of 2003, while the increase in the Other Products segment was primarily due to increased revenues from the Company’s insurance brokerage operations. The decrease in reconciling amounts was primarily due to a reduction in income from the Company’s employee benefit plans.

Benefits to policyholders—

Benefits to policyholders were $609.3 million for the nine-month period ended September 30, 2003, an increase of $23.8 million, or 4.1%, from $585.5 million reported for the comparable prior year period. The increase consisted primarily of higher benefits in the Protection Products and Accumulation Products segments of $25.7 million and $4.7 million, respectively, offset by lower benefits in the Other Products segment of $0.8 million. A decrease in reconciling amounts of $5.8 million also offset the increases in the Protection Products and Accumulation Products segments. The increase of $25.7 million in the Protection Products segment was primarily attributable to (i) a $20.5 million increase in death claims in USFL, attributable to an unusually high level of claims in the first half of 2003 compared to an unusually low level of claims in the comparable prior year period, (ii) an increase in death benefits on UL, CSVUL and individual life of $2.9 million, $3.7 million and $1.5 million, respectively, and (iii) a $10.5 million increase in death benefits in the Closed Block, net of reinsurance. These increases were offset by a $14.8 million decrease in surrender charges in the Closed Block, attributable to the continued run-off of the Closed Block in-force block of business. The increase in the Accumulation Products segment is primarily due to higher individual annuity and supplementary contract reserves of $7.7 million and $0.3 million, respectively, offset by lower benefit reserves of $3.4 million on the Company’s FPVA product as compared to the comparable prior year period. The increased reserves on individual annuities and supplementary contracts were attributable to higher sales of accumulation products, while the lower reserves for guaranteed minimum death benefits on the Company’s FPVA products were due to improving market conditions and an increase in assets under management. The decreased benefits in the Other Products segment were primarily attributable to a decrease in death and annuity benefits of $2.0 million, partially offset by higher reserves for group health reserves of $1.3 million as a result of an increase in pending claims. The decrease in reconciling amounts is primarily attributable to a reduction in benefits relating to the Company’s employee benefit plans.

Interest credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $103.5 million for the nine-month period ended September 30, 2003, an increase of $17.7 million, or 20.6%, from $85.8 million reported for the comparable prior year period. The increase was primarily attributable to higher interest crediting in the Protection Products and Accumulation Products segments of $9.3 million and $8.5 million, respectively. The increase in the Protection Products segment was primarily due to higher interest crediting on CSVUL and UL of $6.3 million and $2.1 million, respectively, due to a larger in-force block on those products. Higher interest crediting on individual life and VUL products of $0.3 million on each made up the bulk of the remaining increase in the Protection Products segment. The increase in the Accumulation Products segment was primarily attributable to higher interest crediting on the FPDA and FPVA products of $8.6 million and $2.1 million, respectively, partially offset by decreased interest crediting on Single Premium Deferred Annuity (“SPDA”) business, supplementary contracts and other annuity contract business of $1.3 million, $0.4 million, and $0.2 million, respectively. The increase in interest crediting on FPDA and FPVA business was related to higher general account fund balances. The decrease in interest crediting on SPDA and other annuity contract business was due to the continued run-off of these lines of business, while the decrease on supplementary contracts was due to lower average interest rates.

Amortization of deferred policy acquisition costs—

Amortization of DPAC was $93.8 million for the nine-month period ended September 30, 2003, a decrease of $26.7 million, or 22.2%, from $120.5 million reported for the comparable prior year period. The decrease was due to lower amortization in the Protection Products and Accumulation Products segments of $3.5 million and $23.2 million, respectively. The decrease in the Protection Products segment was primarily attributable to: (i) lower amortization of $2.9 million on the CSVUL product line due to higher net death claims and (ii) lower amortization of approximately $3.9 million resulting from a reduction of maintenance expenses which reflects cost reduction measures instituted over the past few years in the Closed Block. These decreases were offset by increased amortization of $2.2 million, $1.0 million and $0.5 million on the term, UL and VUL product lines, respectively, attributable to growth in these blocks of business. The decrease in the Accumulation Products segment was due primarily to increased margins as a result of higher service revenue from underlying funds and an increase in future profitability due to improved market returns compared to the prior year period when market deteriorization triggered accelerated DPAC amortization of approximately $12.0 million.

Dividends to policyholders—

Dividends to policyholders (all but a deminimus amount of which are recorded in the Protection Products segment) were $174.3 million for the nine-month period ended September 30, 2003, an increase of $2.5 million, or 1.5%, from $171.8 million reported for the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $2.5 million increase in dividends to policyholders was due to a period over period increase of $3.1 million in the deferred dividend liability expense, offset by a period over period decrease of $0.6 million in dividends paid to policyholders.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements included herein. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. The deferred dividend liability was $70.2 million at September 30, 2003.

Other operating costs and expenses—

Other operating costs and expenses were $688.4 million for the nine-month period ended September 30, 2003, an increase of $75.2 million, or 12.3%, from $613.2 million reported for the comparable prior year period. The increase was primarily attributable to increases in the Protection Products, Accumulation Products, Other Products and Retail Brokerage and Investment Banking segments of $44.8 million, $0.8 million, $0.2 million and $12.8 million, respectively, and an increase in reconciling amounts of $16.6 million. The increase in the Protection Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $35.0 million and an increase in other general expenses of $9.8 million. Non-qualified deferred compensation is a significant component of the Company’s employee benefit plans. The Company purchased a COLI contract to provide a funding mechanism for the non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The cash surrender value of the COLI contract is reflected in the statement of income and comprehensive income caption entitled “other income.” The increase in the Accumulation Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $6.3 million, offset by a $3.0 million decrease in compensation and other miscellaneous expenses at Enterprise and a decrease in other general expenses of $2.5 million. The increased expenses in the Retail Brokerage and Investment Banking segment were primarily attributable to higher employee compensation and other benefit expenses $5.7 million and an increase in other general expenses of $14.3 million, partially offset by lower interest expense of $7.2 million. The increase in reconciling amounts relates primarily to higher interest expense of $6.9 million, merger related expenses of $5.5 million, reorganization charges of $1.5 million and an increase in other expenses of $2.2 million. The increased interest expense relates primarily to the issuance of the Insured Notes on April 30, 2002 (see Notes 8 and 9 to the Unaudited Interim Condensed Consolidated Financial Statements), and the reorganization charges relate to the merging of MONY Asset Management, Inc.’s operations into Boston Advisors, Inc. and additional losses from lease abandonments (see Note 11 to the Unaudited Interim Condensed Consolidated Financial Statements). The merger related expenses, consisting primarily of legal and consulting costs, relate to the pending acquisition of the Company by AXA Financial (see Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements).

The Company recorded a federal income tax expense of $10.0 million for the nine-month period ended September 30, 2003 compared to a benefit of $14.5 million in the comparable prior year period. The Company’s effective rate for the nine-month period ended September 30, 2003 decreased to 26.4% from 34.74% in the comparable prior year period due to changes in estimates of permanent tax differences, which include changes in the value of the Company’s COLI contract and the dividends received deduction.

Results of Operations of the Closed Block

Set forth below is a discussion and analysis of the results of operation of the Closed Block for the periods indicated.

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2003	2002	2003	2002
	($ in millions)		($ in millions)
Revenues:
Premiums	$112.4	$119.4	345.0	$367.4
Net investment income	98.6	100.9	301.5	297.7
Net realized gains/(losses) on investments	(0.4)	(5.1)	6.2	(8.0)
Other income	0.4	0.7	1.1	1.6

Total revenues	211.0	215.9	653.8	658.7

Benefits and Expenses:
Benefits to policyholders	133.2	135.8	404.8	410.6
Interest credited to policyholders’ account balances	2.2	2.1	6.6	6.3
Amortization of deferred policy acquisition costs	12.4	12.9	33.2	37.1
Dividends to policyholders	51.5	54.0	171.5	170.2
Other operating costs and expenses	2.0	1.3	4.7	4.5

Total benefits and expenses	201.3	206.1	620.8	628.7

Contribution from the Closed Block	$9.7	$9.8	$33.0	$30.0

No new policies have been added, or will be added, to the Closed Block subsequent to MONY Life’s demutualization. Therefore, the Company expects the revenues and benefits related to the Closed Block to decrease over time as the in force business declines. This is consistent with the “glide path” established in connection with MONY Life’s plan of demutualization.

Three-month Period Ended September 30, 2003 compared to the Three-month Period Ended September 30, 2002

Premiums—

Premiums were $112.4 million for the three-month period ended September 30, 2003, a decrease of $7.0 million from $119.4 million reported in the comparable prior year period. The decrease was due to the continued run-off of the Closed Block’s in-force business.

Net investment income and net realized gains/(losses) on investments—

Net investment income was $98.6 million for the three-month period ended September 30, 2003, a decrease of $2.3 million, from $100.9 million reported in the comparable prior year period. Net realized capital losses were $0.4 million for the three-month period ended September 30, 2003, a decrease of $4.7 million, from losses of $5.1 million reported in the comparable prior year period. The decrease in net investment income was primarily attributable to lower interest income on policy loans.

Benefits to policyholders—

Benefits to policyholders were $133.2 million for the three-month period ended September 30, 2003, a decrease of $2.6 million from $135.8 million reported in the comparable prior year period. The decrease principally resulted from: (i) a decrease in surrender benefits of $13.8 million (surrender benefits were $77.9 million and $91.7 million for the three-month periods ended September 30, 2003 and 2002, respectively), and (ii) a $0.3 million decrease in annuity benefits, disability benefits and mature endowments, offset by (iii) higher death benefits of $2.4 million (death benefits were $40.8 million and $38.4 million for the three-month periods ended September 30, 2003 and 2002, respectively), and (iv) a $9.1 million increase in the change in reserves (the changes in reserves were $12.2 million and $3.1 million for the three-month periods ended September 30, 2003 and 2002, respectively).

Other Income—

Other income was $0.4 million for the three-month period ended September 30, 2003, a $0.3 million decrease from $0.7 million reported in the comparable prior year period. The decrease was primarily attributable to a refund on reinsurance ceded that was received during the three-month period ended September 30, 2002.

Interest Credited to policyholders’ account balances—

Interest credited to policyholders’ account balances of $2.2 million for the three-month period ended September 30, 2003 was relatively flat over the comparable prior year interest credited balance of $2.1 million.

Amortization of deferred policy acquisition costs—

Amortization of deferred policy acquisition costs was $12.4 million for the three-month period ended September 30, 2003, a decrease of $0.5 million as compared to $12.9 million reported in the comparable prior year period. The $0.5 million decrease in amortization was due to the run-off of the Closed Block in-force business.

Dividends to policyholders—

Dividends to policyholders were $51.5 million for the three-month period ended September 30, 2003, a decrease of $2.5 million as compared to $54.0 million reported in the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $2.5 million decrease in dividends to policyholders was due to a period over period decrease of $1.8 million in the deferred dividend liability expense, and a period over period decrease of $0.7 million in dividends paid to policyholders.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders, referred to as deferred dividend liability. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life (see Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements). For the three-month period ended September 30, 2003, the deferred dividend liability increased by $3.7 million.

Other operating costs and expenses—

Other operating costs and expenses were $2.0 million for the three-month period ended September 30, 2003, an increase of $0.7 million from $1.3 million reported for the comparable prior year period. The decrease was primarily attributable to a decrease in premium taxes as a result of the run-off of the Closed Block in-force business.

Nine-month Period Ended September 30, 2003 compared to the Nine-month Period Ended September 30, 2002

Premiums—

Premiums were $345.0 million for the nine-month period ended September 30, 2003, a decrease of $22.4 million from $367.4 million reported in the comparable prior year period. The decrease was due to the continued run-off of the Closed Block’s in-force business.

Net investment income and net realized gains/(losses) on investments—

Net investment income was $301.5 million for the nine-month period ended September 30, 2003, an increase of $3.8 million from $297.7 million reported in the comparable prior year period. Net realized capital gains were $6.2 million for the nine-month period ended September 30, 2003, an increase of $14.2 million from losses of $8.0 million reported in the comparable prior year period. The increase in net investment income was primarily due to higher income earned on fixed maturity securities as a result of higher average asset balances, partially offset by a decrease in interest rates.

Other Income—

Other income was $1.1 million for the nine-month period ended September 30, 2003, a decrease of $0.5 million from $1.6 million reported in the comparable prior year period. The decrease was primarily attributable to a refund on reinsurance ceded that was received during the three-month period ended September 30, 2002.

Benefits to policyholders—

Benefits to policyholders were $404.8 million for the nine-month period ended September 30, 2003, a decrease of $5.8 million from $410.6 million reported in the comparable prior year period. The decrease principally resulted from: (i) a decrease in surrender benefits of $14.8 million as a result of improved persistency (surrender benefits were $239.5 million and $254.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively), (ii) a $1.3 million decrease in the change in reserves (the changes in reserves were $22.0 million and $23.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively), and (iiii) a $0.2 million decrease in annuity benefits, disability benefits and mature endowments, offset by (iv) higher death benefits of $10.5 million (death benefits were $136.6 million and $126.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively).

Interest Credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $6.6 million for the nine-month period ended September 30, 2003 an increase of $0.3 million from $6.3 million reported in the comparable prior year period. The increase in interest crediting was primarily due to interest payable on overdue policy claims.

Amortization of deferred policy acquisition costs—

Amortization of deferred policy acquisition costs was $33.2 million for the nine-month period ended September 30, 2003, a decrease of $3.9 million, as compared to $37.1 million reported in the comparable prior year period. The $3.9 million decrease in amortization was due to the run-off of the Closed Block in-force business and a reduction in maintenance expenses which reflects cost reductions instituted over the past few years in the Closed Block.

Dividends to policyholders—

Dividends to policyholders were $171.5 million for the nine-month period ended September 30, 2003, an increase of $1.3 million, as compared to $170.2 million reported in the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $1.3 million increase in dividends to policyholders was due to a period over period increase of $3.1 million in the deferred dividend liability expense, offset by a period over period decrease of $1.8 million in dividends paid to policyholders.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders, referred to as the deferred dividend liability. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life (see Note 7 to the Unaudited Condensed Consolidated Financial Statements). For the nine-month period ended September 30, 2003, the deferred dividend liability increased by $28.2 million.

Other operating costs and expenses—

Other operating costs and expenses were $4.7 million for the nine-month period ended September 30, 2003, an increase of $0.2 million from $4.5 million reported for the comparable prior year period. The increase was primarily attributable to lower interest recoveries from overdue premiums.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection, accumulation, and retail brokerage and investment banking products and services during the three and nine-month periods ended September 30, 2003 and 2002 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received during the periods presented on COLI and BOLI business and single premium paying policies are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented The amounts presented with respect to the Retail Brokerage and Investment Banking segment represent fees earned by Advest, Matrix Private Equity, Inc. and Matrix Capital Markets, Inc. (together “Matrix”) and MSC primarily from securities brokerage, investment banking and asset management services.

The information presented should not be viewed as a substitute for revenues determined in accordance with GAAP. Revenues in accordance with GAAP related to product sales are generated from both current and prior period sales that are in-force during the reporting period. For protection products, GAAP recognizes premium revenue when due from a policyholder. For accumulation products, GAAP revenues are a function of fee based charges applied to a contractholder’s account balance. Because of how revenues are recognized in accordance with GAAP, management does not believe GAAP revenues are meaningful in assessing the periodic sales production of a life insurance company and, accordingly, a reconciliation to GAAP revenues would not be meaningful.

New Business and Revenues By Source

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2003	2002	2003	2002
	($ in millions)		($ in millions)
Protection Products
Career Agency System(2)	$17.2	$15.7	$43.4	$49.7
U. S. Financial Life Insurance Company	16.8	10.9	47.9	37.8
MONY Partners Brokerage and Other(2)	9.0	3.9	25.6	6.9
COLI and BOLI	30.1	78.2	91.4	124.3

Total New Annualized Life Insurance Premiums	$73.1	$108.7	$208.3	$218.7

Accumulation Products
Career Agency System—Variable Annuities(1)	$103.0	$85.0	$292.0	$317.0
Fixed Annuities	26.0	48.0	124.0	48.0
Career Agency System—Mutual Funds	44.0	44.0	143.0	183.0
Third Party Distribution—Mutual Funds	272.0	205.0	792.0	745.0

Total Accumulation Sales	$445.0	$382.0	$1,351.0	$1,293.0

Retail Brokerage & Investment Banking Revenues
Advest	$91.9	$98.2	$271.6	$263.2
MSC	13.8	10.4	36.0	33.0
Matrix	1.1	0.5	2.7	1.3

Total Retail Brokerage & Investment Banking Revenues	$106.8	$109.1	$310.3	$297.5

(1)	Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.
(2)	Includes BOLI sales of $3.1 million and $3.3 million sold through the Wholesale channel and BOLI sales of $1.8 million sold through the Retail channels in the three and nine-month periods ended September 30, 2003, respectively. BOLI sales through the Wholesale and Retail channels were not significant for the three and nine-month periods ended September 30, 2002.

Protection Products Segment

Protection Products Segment—New Business Information for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002

Total new annualized and single life insurance premiums were $73.1 million for the three-month period ended September 30, 2003, compared with $108.7 million during the comparable prior year period, which included $50.0 million in premiums from the sale of a single BOLI case. Excluding sales of COLI and BOLI, new life insurance premiums were $38.1 million for the three-month period ended September 30, 2003 compared to $30.5 million for the comparable prior year period.

New life insurance premiums (first-year and single premiums) through the career network increased to $17.2 million for the three-month period ended September 30, 2003 compared to $15.7 million for the comparable prior year period. The increase reflects higher average productivity from the Company’s career network sales force.

USFL sales were $16.8 million for the three-month period ended September 30, 2003, compared to $10.9 million during the comparable 2002 period due to increased penetration into the brokerage market.

Protection Products Segment—New Business Information for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002

Total new annualized and single life insurance premiums were $208.3 million for the nine-month period ended September 30, 2003, compared with $218.7 million during the comparable prior year period. The decrease was primarily due to decreased sales of COLI and BOLI, which were $91.4 million for the nine-month period ended September 30, 2003 compared to $124.3 million for the comparable prior year period, and a decrease in new life insurance premiums sold through the Wholesale channel. The results for the nine-month period ended September 30, 2002 included the sale of a single $50.0 million BOLI case. The Wholesale channel generated $43.4 million in new annualized life insurance premiums for the nine-month period ended September 30, 2003 compared to $49.7 million for the comparable prior year period. The decrease was primarily attributable to a reduction in the career network’s sales force as the Company continues to enhance its focus on high performing financial professionals.

USFL sales were $47.9 million for the nine-month period ended September 30, 2003, compared to $37.8 million during the comparable prior year period due to increased penetration into the brokerage market.

Accumulation Products Segment

The following tables set forth accumulation assets under management as of September 30, 2003 and September 30, 2002, and changes in the primary components of accumulation assets under management for the three and nine-month periods ended September 30, 2003 and 2002:

	As of September 30, 2003	As of September 30, 2002
	($ in billions)
Assets under management:
Individual variable annuities	$3.5	$3.1
Individual fixed annuities	1.0	0.7
Proprietary retail mutual funds	4.4	3.5

	$8.9	$7.3

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2003	2002	2003	2002
	($ in billions)
Individual Variable Annuities:
Beginning account value	$3.5	$3.5	$3.2	$3.9
Sales(1)	0.1	0.1	0.3	0.2
Market appreciation	—	(0.4)	0.3	(0.7)
Surrenders and withdrawals(1)	(0.1)	(0.1)	(0.3)	(0.3)

Ending account value	$3.5	$3.1	$3.5	$3.1

Proprietary Retail Mutual Funds:
Beginning account value	$4.3	$4.0	$3.7	$4.4
Sales(2)	0.3	0.2	1.1	0.9
Market appreciation	—	(0.4)	0.4	(1.0)
Redemptions	(0.2)	(0.3)	(0.8)	(0.8)

Ending account value	$4.4	$3.5	$4.4	$3.5

(1)	Excludes sales and surrenders associated with an exchange program offered by the Company wherein contractholders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.
(2)	Includes in 2003, the assumed management of $0.2 billion of money market funds previously managed by a third party.

Accumulation Products Segment—New Business Information for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002

Accumulation sales were $445.0 million for the three-month period ended September 30, 2003 compared to $382.0 million in the comparable prior year period. Enterprise had sales of $316.0 million, $272.0 million of which were sold through third-party broker-dealers and $44.0 million of which were sold through the Company’s career sales network. Comparably, third quarter 2002 sales for Enterprise were $249.0 million, $205.0 million of which were from third-party broker dealers and $44.0 million of which were from the career sales network. The Company’s Accumulation products segment experienced net inflows of $75.0 million for the quarter ended September 30, 2003. Annuity sales, net of exchanges, were $129.0 million during the three-month period ended September 30, 2003 compared to $133.0 million during the three-month period ended September 30, 2002, due primarily to a decrease in sales of MONY Life’s fixed annuity product. Sales of MONY Life’s fixed annuity product decreased to $26.0 million for the three-month period ended September 30, 2003 from $48.0 million in the comparable prior year period due primarily to a reduced marketing effort in the sale of fixed annuities as competitive pricing would have compromised the Company’s profit margins. The decrease in sales of the fixed annuity product was offset by an increase in sales of the variable annuity product. For the three-month period ended September 30, 2003 there were $103.0 million in sales for MONY Life’s variable annuity product, $10.0 million of which were sold through Retail channels and $93.0 million of which were sold through the Wholesale channel. Sales for MONY Life’s variable annuity product for the comparable 2002 period were $85.0 million, all of which were sold through the Wholesale channel

Accumulation Products Segment—New Business Information for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002

Accumulation sales were $1,351 million for the nine-month period ended September 30, 2003 compared to $1,293.0 million in the comparable prior year period. Enterprise had sales of $935.0 million, $792.0 million of which were sold through third-party broker-dealers and $143.0 million of which were sold through the Company’s career sales network. Comparably, third quarter 2002 sales for Enterprise were $928.0 million, $745.0 million of which were from third-party broker dealers and $183.0 million of which were from the career sales network. The Company’s Accumulation segment experienced net inflows of $175.0 million for the nine–month period ended September 30, 2003. Annuity sales, net of exchanges, were $416.0 million during the nine-month period ended September 30, 2003 compared to $365.0 million during the nine-month period ended September 30, 2002, due primarily to $124.0 million in sales for MONY Life’s new fixed annuity product, $51.0 million of which were sold through Retail channels and $73.0 million of which were sold through the wholesale channel. Sales of the Company’s fixed annuity product, introduced in June 2002, were $48.0 million for the nine-month period ended September 30, 2002, $27.0 million of which were sold through the Retail channels and $21.0 million of which were sold through the Wholesale channel.

Retail Brokerage and Investment Banking Segment

Retail Brokerage and Investment Banking Segment—Revenue Information for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002

Retail brokerage and investment banking revenues increased to $106.8 million for the three-month period ended September 30, 2003 compared with $109.1 million during the comparable 2002 period. Advest’s revenues were $91.9 million for the three-month period ended September 30, 2003, compared to $98.2 million for the comparable prior year period. The decrease in revenue was driven primarily by a decrease in revenue from principal transactions, primarily fixed income commissions and municipal bond trading profits, lower asset management and advisory fees, and a decrease in interest, partially offset by increased commissions from transactions where Advest acts as agent. Advest’s results for the three-month period ended September 30, 2002 included a $5.1 million reclassification of net investment income from the previous two quarters, and a $1.0 million loan recovery fee. Revenues from Advest’s private client group increased to $57.6 million for the three-month period ended September 30, 2003 compared to $54.2 million for the comparable prior year period. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the three-month period ended September 30, 2003, MSC, a registered securities broker-dealer for MONY Group’s career network, posted revenues of $13.8 million, compared with $10.4 million during the comparable prior year period. Matrix had revenues of $1.1 million for the three-month period ended September 30, 2003, compared to $0.5 million for the comparable prior year period.

Retail Brokerage and Investment Banking Segment—Revenue Information for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002

Retail brokerage and investment banking revenues increased to $310.3 million for the nine-month period ended September 30, 2003 compared with $297.5 reported for the comparable prior year period. Advest’s revenues were $271.6 million for the nine-month period ended September 30, 2003, compared to $263.2 million for the comparable prior year period. The increase in revenues was driven primarily by higher principal bond and syndicate underwriting commissions, offset by lower commissions from transactions where Advest acts as agent. Revenues from Advest’s private client group increased to $165.6 million for the three-month period ended September 30, 2003 compared to $162.2 million for the comparable prior year period. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the nine-month period ended September 30, 2003, MSC, a registered securities broker-dealer for MONY Group’s career network, posted revenues of $36.0 million, compared with $33.0 million during the comparable prior year period, and Matrix had revenue of $2.7 million, compared with $1.3 million for the same respective periods.

Liquidity and Capital Resources

MONY Group—

Formation of MONY Holdings and MONY Holdings’ Structured Debt Issuance

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings, LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life (see Notes 1 and 9 to the Unaudited Interim Condensed Consolidated Financial Statements contained herein), issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

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

The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract, which effectively locked in a fixed rate of interest on the Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the payment of scheduled principal and interest on the Insured Notes, the annual cost of the Insured Notes is 7.36%. Pursuant to the terms of this structured financing, MONY Holdings can, subject to certain conditions, issue an additional $150.0 million of this floating rate insured debt through December 31, 2004. During 2002 MONY Holdings commenced activities to register the Insured Notes with the SEC as provided for under the note indenture. On February 14, 2003, the SEC declared such registration effective.

This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the Insured Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block Business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes. The amount of dividends attributable to the Closed Block Business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block Business, subject to certain adjustments described in the Insured Notes indenture (see Note 9 to the Unaudited Interim Condensed Consolidated Financial Statements).

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

Cash Inflows and Outflows

MONY Group’s cash inflows principally consist of investment income from its invested assets (including principal and interest payments on intercompany surplus notes of MONY Life, principal and interest payments on intercompany demand notes due from certain of its subsidiaries, and dividends from MONY Holdings and

MONY Group’s other principal subsidiary, Advest, if declared and paid). MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block Business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its common stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the intercompany surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the intercompany surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law. Under the New York Sate Insurance Law, the maximum allowable dividend from MONY Life to MONY Holdings in 2003 without regulatory approval is $90.6 million. As of September 30, 2003, MONY Group and MONY Holdings had cash and cash equivalents (including all commercial paper and U.S. Treasury investments) aggregating approximately $225.9 million.

Credit Facility

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million. This facility was renewed in July 2003 with a renewal date in July 2004. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program. In accordance with specified covenants of the facility, MONY Life and its insurance subsidiaries are required to maintain total tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain (a) a debt to capitalization ratio not to exceed 40% and (b) cash and cash equivalents, as defined in the credit facility, on a separate company basis equal to the greater of $75.0 million or one and one half years of debt service. As of September 30, 2003, MONY Group was in compliance with each of the covenants. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of September 30, 2003 and December 31, 2002. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

Shelf Registration and Issuances Thereunder

On January 12, 2000, the MONY Group filed a registration statement with the SEC to register certain securities. This registration, known as a “Shelf Registration”, provides the MONY Group with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. Through September 30, 2003 the MONY Group issued $575.0 million of par value securities in the form of senior indebtedness pursuant to the Shelf Registration which remain outstanding as of September 30, 2003.

Consolidated Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income, increased to $2,906.9 million at September 30, 2003, as compared to $2,874.7 million at December 31, 2002. The increase was primarily due to net income of $33.6 million. The Company’s debt to equity ratio (excluding accumulated comprehensive income and short term debt) was 44.4% at September 30, 2003 compared to 45.2% at December 31, 2002. The Company’s debt to total capitalization ratio (excluding accumulated comprehensive income and short term debt) was 30.7% at September 30, 2003 compared to 31.1% at December 31, 2002.

Common Stock Repurchase Program

On January 11, 2000, the Board of Directors of the MONY Group approved a common share repurchase program which authorized the repurchase of up to 5% of its outstanding common shares. On May 16, 2001, the majority of the repurchases under the program having been completed, the Board of Directors of the MONY Group approved a second common share repurchase program to take effect upon completion of the original program. The second program authorized the repurchase of up to 5% of the then outstanding common shares. On November 20, 2002, with nearly all of the repurchases under the second program having been completed, the Board of Directors of the MONY Group approved a third common share repurchase program to take effect upon completion of the second program. This program also authorized the repurchase of up to 5% of the then outstanding common shares. There have not been any repurchases under the third program. Under the programs, the MONY Group may repurchase such shares from time to time, as market conditions and other factors warrant. The programs may be discontinued at any time. During the first three quarters of 2003 there were no repurchases of outstanding shares. As of December 31, 2002, 4.8 million shares had been repurchased at an aggregate cost of approximately $154.4 million, of which 1.1 million shares, 2.5 million shares, and 1.2 million shares were repurchased in 2002, 2001 and 2000, respectively, for consideration of $33.0 million, $88.4 million, and $33.0 million, respectively.

MONY Life—

Cash Inflows and Outflows

MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, dividends to MONY Holdings (if declared and paid), operating expenses, income taxes, and principal and interest payments on its intercompany surplus notes and demand notes outstanding. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the internal cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections, it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “—Investments.” In 2002, MONY Life paid a dividend to MONY Holdings in the amount of $90.0 million, of which $15.6 million was retained by MONY Holdings in its DSCA Sub-account CBB (see Note 9 to the Unaudited Interim Condensed Consolidated Financial Statement) and $74.4 million was paid by MONY Holdings in the form of a dividend to MONY Group. Also in 2002, MONY Group contributed $125.0 million to MONY Holdings, which in turn contributed such amount to MONY Life to support its capital and surplus. In July 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in it DSCA Sub-account CBB (see Note 9 to the Unaudited Interim Condensed Consolidated Financial Statements) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “—Investments.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of MONY Life’s total annuity reserves and deposit liabilities at September 30, 2003 and December 31, 2002.

Withdrawal Characteristics of

Annuity Reserves and Deposit Liabilities

	Amount at September 30, 2003	Percent of Total	Amount at December 31, 2002	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,085.4	18.4%	$1,054.6	19.1%
Subject to discretionary withdrawal with market value adjustment or at carrying value less surrender charge	3,690.6	62.9	3,369.8	61.2

Subtotal	4,776.0	81.3	4,424.4	80.3
Subject to discretionary withdrawal—without adjustment at carrying value	1,095.2	18.7	1,085.5	19.7

Total annuity reserves and deposit liabilities (gross)	5,871.2	100.0%	5,509.9	100.0%
Less reinsurance	66.8		68.6

Total annuity reserves and deposit liabilities (net)	$5,804.4		$5,441.3

The following table sets forth by product line the actual surrenders and withdrawals for the periods indicated.

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2003	2002	2003	2002
Product Line:
Traditional life	$76.6	$415.4	$240.8	$580.0
Variable and universal life	15.9	13.8	46.5	43.2
Annuities(1)	119.7	126.9	321.9	346.5
Pensions(2)	120.8	41.3	186.0	72.3

Total	$333.0	$597.4	$795.2	$1,042.0

(1)	Excludes approximately $8.7 million and $18.6 million for the three-month periods ended September 30, 2003 and 2002, respectively and $24.7 million and $51.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.
(2)	Excludes transfers between funds within the MONY Life benefit plans.

The Company’s principal sources of liquidity to meet cash flow needs are its portfolio of liquid assets and its net operating cash flow. During the nine-month period ended September 30, 2003 the net cash inflow from operations was $48.2 million, a $14.3 million increase from $33.9 million in the corresponding prior year period. The Company’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

As of September 30, 2003, the Company had fixed maturity securities with a carrying value of $8,362.5 million (including fixed maturities in the Closed Block), of which $5,243.9 million were publicly traded securities and $ 3,118.6 million were private (or non-publicly traded) fixed maturity securities (see—Investments—Fixed Maturity Securities for further information). At that date, approximately 88.6% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at September 30, 2003 the Company had cash and cash equivalents of $559.2 million (including cash and cash equivalents in the Closed Block).

INVESTMENTS

The following discussion includes the Debt Service Coverage Account (“DSCA”) sub-account Ongoing Business (“OB”) and sub-account Closed Block Business (“CBB”) but excludes invested assets transferred in the Group Pension Transaction and the trading securities of Advest. The following discussion should be read in conjunction with the summary financial information regarding assets transferred in the Group Pension Transaction presented in Note 5 to the Unaudited Interim Condensed Consolidated Financial Statement included herein.

The following table sets forth the results of the major categories of the Company’s general account invested assets.

	As of September 30, 2003(1)		As of December 31, 2002(2)
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Invested Assets
Fixed Maturities, available-for-sale, at fair value	$8,362.5	66.8%	$7,971.2	66.3%
Equity Securities, available-for-sale, at fair value	253.9	2.0	249.0	2.1
Mortgage loans on real estate	1,856.5	14.8	1,877.4	15.6
Policy loans	1,184.2	9.5	1,212.5	10.1
Real Estate—to be disposed of	0.5	—	26.8	0.2
Real Estate—held for investment	179.4	1.4	180.2	1.5
Other invested assets	120.0	1.0	110.8	0.9
Cash and cash equivalents	559.2	4.5	390.0	3.3

Invested assets, excluding trading securities	$12,516.2	100.0%	$12,017.9	100.0%

(1)	Includes $61.8 million in fixed maturity securities and $4.0 million in cash and cash equivalents in the DSCA sub-account OB and $9.6 million in cash and cash equivalents included in the DSCA sub-account CBB.
(2)	Includes $61.8 million in fixed maturities and $2.1 million in cash and cash equivalents in the DSCA sub-account OB and $9.4 million in cash and cash equivalents included in the DSCA sub-account CBB.

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

Investment Yields by Asset Category

	For the Three-month Periods Ended September 30,		For the Nine-month Periods Ended September 30,
	2003	2002	2003	2002
Fixed maturity securities	6.6%	6.6%	6.8%	6.9%
Equity securities	10.4	(10.8)	5.1	(2.9)
Mortgage loans on real estate	7.6	7.7	7.7	7.8
Policy loans	6.7	6.9	6.6	7.0
Real estate—to be disposed of(1)	(0.4)	—	(0.2)	—
Real estate—held for investment	(1.3)	3.5	4.2	7.8
Cash and cash equivalents	1.1	2.6	1.3	2.2
Other invested assets	12.0	9.8	11.7	12.6

Total invested assets before investment expenses	6.6%	6.2%	6.7%	6.7%
Investment expenses	(0.2)	(0.2)	(0.3)	(0.2)

Total invested assets after investment expenses	6.4%	6.0%	6.4%	6.5%

(1)	For the three and nine-month periods ended September 30, 2003, income from real estate to be disposed of is classified as part of Discontinued Operations on the Company’s consolidated statements of income and comprehensive income.

The annualized yield on general account invested assets (including net realized gains and losses on investments) was 6.6% and 4.5% for the three-month periods ended September 30, 2003 and 2002, respectively and was 6.8% and 5.6% for the nine-month periods ended September 30, 2003 and 2002, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 66.8% and 66.3% of total invested assets, excluding the trading securities of Advest, at September 30, 2003 and December 31, 2002, respectively.

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

Total Fixed Maturity Securities by Credit Quality

		As of September 30, 2003(1)			As of December 31, 2002(1)
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$4,448.1	56.8%	$4,750.4	$4,220.7	57.2%	$4,558.7
2	Baa	2,442.6	31.5	2,637.7	2,320.7	31.3	2,496.2
3	Ba	606.9	7.6	639.6	604.1	7.7	610.5
4	B	172.4	2.2	182.1	176.4	2.2	172.0
5	Caa and lower	51.0	0.7	59.3	48.8	0.6	47.4
6	In or near default	36.5	0.7	51.8	35.6	0.4	35.9

	Subtotal	7,757.5	99.5	8,320.9	7,406.3	99.4	7,920.7
	Redeemable preferred stock	37.0	0.5	41.6	47.0	0.6	50.5

	Total Fixed Maturities	$7,794.5	100.0%	$8,362.5	$7,453.3	100.0%	$7,971.2

(1)	Amounts include fixed maturities of $58.3 million at amortized cost and $61.8 million at estimated fair value included in the DSCA sub-account OB.

Of the Company’s total portfolio of fixed maturity securities at September 30, 2003, 88.6% were investment grade and 11.4% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at September 30, 2003 and December 31, 2002. As of September 30, 2003 the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $322.2 million, $5.3 million and $0.0 million, respectively, which, in the aggregate, represented approximately 3.9% of total fixed maturities. As of December 31, 2002, the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $274.7 million, $8.5 million and $0.0 million, respectively, which, in the aggregate, represented approximately 3.6% of total fixed maturities.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds), as of September 30, 2003 and December 31, 2002 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of September 30, 2003(1)		As of December 31, 2002(1)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$306.6	$319.0	$498.9	$507.7
Due after one year through five years	2,163.9	2,348.4	2,082.4	2,227.1
Due after five years through ten years	2,739.9	2,980.2	2,851.6	3,099.2
Due after ten years	1,555.4	1,637.8	1,052.0	1,121.1

Subtotal	6,765.8	7,285.4	6,484.9	6,955.1
Mortgage-backed and other asset-backed securities	1,028.7	1,077.1	968.4	1,016.1

Total	$7,794.5	$8,362.5	$7,453.3	$7,971.2

(1)	Amounts include fixed maturities of $58.3 million at amortized cost and $61.8 million at estimated fair value in the DSCA sub-account OB.

At September 30, 2003, the Company’s largest unaffiliated single concentration of fixed maturities was $757.4 million of U.S. Treasury fixed maturity securities which represents 6.1% of total invested assets. The largest non-government issuer consists of $38.3 million of Walmart mortgage backed securities and senior notes, which represent approximately 0.3% of total invested assets at September 30, 2003. No other individual non-government issuer represents more than 0.3% of total invested assets.

The Company held approximately $1,077.1 million and $1,016.1 million of mortgage-backed and asset-backed securities as of September 30, 2003 and December 31, 2002, respectively. Of such amounts, $458.9 million and $307.8 million, or 42.6% and 30.3%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At September 30, 2003 and December 31, 2002, 88.5% and 87.1%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of September 30, 2003	As of December 31, 2002
	($ in millions)
CMOs	$87.3	$276.2
Pass-through securities	398.4	135.5
Commercial MBSs	157.7	159.1
Asset-backed securities	433.7	445.3

Total MBSs and asset-backed securities	$1,077.1	$1,016.1

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 14.8% and 15.6% of total invested assets at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, commercial mortgage loans comprised $1,515.8 million and $1,570.5 million or 81.6% and 83.7% of total mortgage loan investments, respectively. Agricultural loans comprised $340.2 million and $306.2 million or 18.4% and 16.3% of total mortgage loans, respectively, and residential mortgages comprised $0.5 million and $0.7 million or 0.0% and 0.0% of total mortgage loan investments at September 30, 2003 and December 31, 2002, respectively.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $40.2 million and represented less than 0.3% of general account invested assets as of September 30, 2003. Amounts loaned on 20 properties were $20.0 million or greater, representing in the aggregate 35.0% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 14.0% of the total carrying value of the commercial loan portfolio and less than 2.0% of the total invested assets at September 30, 2003.

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

The carrying value of commercial mortgage loans at September 30, 2003 was $1,515.8 million, which amount is net of valuation allowances aggregating $20.2 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of September 30, 2003 the carrying value of problem loans aggregated $18.8 million net of $0.0 million in valuation allowance, potential problem loans aggregated $23.6 million net of $0.3 million in valuation allowances and the carrying value of restructured loans aggregated $8.9 million net of $2.1 million in valuation allowances.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2003, such reserves were $17.8 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans at September 30, 2003 was $340.2 million, which amount is net of valuation allowances of $1.8 million, representing management’s best estimate of cumulative impairments at such date. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of September 30, 2003 were $25.0 million.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of September 30, 2003, such reserves were $1.6 million.

Other Invested Assets

Other invested assets as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
	($ in millions)
Mezzanine real estate loans	$26.3	$20.4
Partnership equities	44.9	36.2
Receivables	22.3	11.8
Other	26.5	42.4

Total other invested assets	$120.0	$110.8

Equity Securities

Common Stocks—

The Company’s investments in common stocks represented 2.0% and 2.1%, respectively, of invested assets as of September 30, 2003 and December 31, 2002. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Limited partnership interests—

The Company’s investments in limited partnership interests were $183.1 million and $186.2 million at September 30, 2003 and December 31, 2002, respectively. In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation or depreciation in the fair value of the investments of the partnerships. See “—Critical Accounting Policies—Investments.”

The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Accordingly, certain of the common stocks owned by the Company at September 30, 2003 and December 31, 2002 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

At September 30, 2003 and December 31, 2002, the industry sectors underlying the investments in equity limited partnerships comprised 52.7% and 52.5% in information technology, 19.9% and 19.8% in domestic LBO, and 27.4% and 27.7% in other industry sectors none of which exceeded 9.3% of total equity limited partnerships, respectively.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at September 30, 2003 and December 31, 2002:

	Carrying Value
	As of September 30, 2003	As of December 31, 2002
	($ in millions)
Equity Method
Public common stock	$32.1	$27.7
Private common stock	57.1	64.3

Subtotal	89.2	92.0

Fair Value Method
Public common stock	18.9	15.2
Private common stock	75.0	79.0

Subtotal	93.9	94.2

Total	$183.1	$186.2

At September 30, 2003 and December 31, 2002, the Company had investments in approximately 54 limited partnerships, which represented 1.5% and 1.6%, respectively, of the Company’s general account invested assets as of both dates. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the nine-month periods ended September 30, 2003 and 2002, investment income (loss) from equity partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnership investments accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the fair value method) was approximately $9.1 million and $(6.7) million, respectively.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the nine-month period ended September 30, 2003 and the year ended December 31, 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	As of September 30, 2003	As of December 31, 2002
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$23.4	$115.5
Number of positions	22	69

Common stocks	$0.7	$12.2
Number of positions	13	16

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. The Company’s portfolio of common stocks is comprised of all public securities. Public securities are those that are registered with the SEC. Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities and common stocks as “available for sale”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the SEC or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations system “NASDAQ”. Fair value for private securities is generally determined by discounting their prospective cash flows at a discount rate. The discount rate for each issue is the sum of two rates. The first component is the yield to maturity of a U.S. Treasury security with a maturity comparable to the average life of the issue being priced. The second component is a credit spread assigned from a matrix based on credit rating and average life. This matrix is created monthly based on data from two major broker dealers. The quality ratings on the issues being priced are reviewed and updated quarterly.

At September 30, 2003 the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $5,243.9 million and $3,118.6 million, respectively, and the carrying value of the Company’s common stock portfolio was $70.9 million. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $4,798.1 million and $3,173.1 million, respectively, and the carrying value of the Company’s common stock portfolio was $62.8 million.

At September 30, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $27.2 million, of which $16.7 million and $10.5 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $0.7 million. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $43.2 million, of which $22.4 million and $20.8 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $2.3 million.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired”, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment charges” that could have a material effect on its financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security or common stock is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At September 30, 2003 and December 31, 2002, no single issuer constituted more than $2.5 million and $5.0 million of the Company’s gross unrealized losses, respectively. See “—Investments—Fixed Maturity Securities—Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio. Also, see “—Investments—Fixed Maturity Securities—Total Fixed Maturities by Credit Quality” for information concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities outside of the Closed Block, in the Closed Block, and in total, at September 30, 2003 and December 31, 2002, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities. Management segregated the information in the following tables between that applicable to the Closed Block and that applicable to outside the Closed Block because, other than a difference in classification within the Company’s income statement, management believes it is unlikely that there could be any impact to the net income reported by the Company for any period presented due to the sufficiency of the deferred dividend liability in the Closed Block as of the end of all periods presented—see Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

Gross Unrealized Losses on Fixed Maturity Securities As of September 30, 2003

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	51	4	9	—	5	69	24	10	—	—	—	34	103
Total Market Value	366.6	27.9	51.6	—	1.2	447.3	13.3	1.1	—	—	—	14.4	461.7
Total Amortized Cost	371.9	28.9	55.3	—	1.4	457.5	14.0	1.2	—	—	—	15.2	472.7
Gross Unrealized loss	(5.3)	(1.0)	(3.7)	—	(0.2)	(10.2)	(0.7)	(0.1)	—	—	—	(0.8)	(11.0)

Private Fixed Maturity Securities:
Number of positions	13	3	3	1	—	20	3	4	—	—	—	7	27
Total Market Value	128.9	3.8	4.8	8.9	—	146.4	28.6	34.0	—	—	—	62.6	209.0
Total Amortized Cost	131.9	4.0	5.0	9.0	—	149.9	29.1	37.9	—	—	—	67.0	216.9
Gross Unrealized loss	(3.0)	(0.2)	(0.2)	(0.1)	—	(3.5)	(0.5)	(3.9)	—	—	—	(4.4)	(7.9)

Total Fixed Maturity Securities:
Number of positions	64	7	12	1	5	89	27	14	—	—	—	41	130
Total Market Value	495.5	31.7	56.4	8.9	1.2	593.7	41.9	35.1	—	—	—	77.0	670.7
Total Amortized Cost	503.8	32.9	60.3	9.0	1.4	607.4	43.1	39.1	—	—	—	82.2	689.6
Gross Unrealized loss	(8.3)	(1.2)	(3.9)	(0.1)	(0.2)	(13.7)	(1.2)	(4.0)	—	—	—	(5.2)	(18.9)

Gross Unrealized Losses on Fixed Maturity Securities As of September 30, 2003

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	24	6	—	—	—	30	1	1	—	—	—	2	32
Total Market Value	220.2	40.3	—	—	—	260.5	4.8	9.7	—	—	—	14.5	275.0
Total Amortized Cost	224.1	41.6	—	—	—	265.7	5.0	10.0	—	—	—	15.0	280.7
Gross Unrealized loss	(3.9)	(1.3)	—	—	—	(5.2)	(0.2)	(0.3)	—	—	—	(0.5)	(5.7)

Private Fixed Maturity Securities:
Number of positions	5	2	—	—	1	8	1	—	—	—	—	1	9
Total Market Value	60.0	7.1	—	—	15.0	82.1	1.6	—	—	—	—	1.6	83.7
Total Amortized Cost	62.0	7.5	—	—	15.1	84.6	1.7	—	—	—	—	1.7	86.3
Gross Unrealized loss	(2.0)	(0.4)	—	—	(0.1)	(2.5)	(0.1)	—	—	—	—	(0.1)	(2.6)

Total Fixed Maturity Securities:
Number of positions	29	8	—	—	1	38	2	1	—	—	—	3	41
Total Market Value	280.2	47.4	—	—	15.0	342.6	6.4	9.7	—	—	—	16.1	358.7
Total Amortized Cost	286.1	49.1	—	—	15.1	350.3	6.7	10.0	—	—	—	16.7	367.0
Gross Unrealized loss	(5.9)	(1.7)	—	—	(0.1)	(7.7)	(0.3)	(0.3)	—	—	—	(0.6)	(8.3)

Total Gross Unrealized Losses on Fixed Maturity Securities As of September 30, 2003

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	75	10	9	—	5	99	25	11	—	—	—	36	135
Total Market Value	586.8	68.2	51.6	—	1.2	707.8	18.1	10.8	—	—	—	28.9	736.7
Total Amortized Cost	596.0	70.5	55.3	—	1.4	723.2	19.0	11.2	—	—	—	30.2	753.4
Gross Unrealized loss	(9.2)	(2.3)	(3.7)	—	(0.2)	(15.4)	(0.9)	(0.4)	—	—	—	(1.3)	(16.7)

Private Fixed Maturity Securities:
Number of positions	18	5	3	1	1	28	4	4	—	—	—	8	36
Total Market Value	188.9	10.9	4.8	8.9	15.0	228.5	30.2	34.0	—	—	—	64.2	292.7
Total Amortized Cost	193.9	11.5	5.0	9.0	15.1	234.5	30.8	37.9	—	—	—	68.7	303.2
Gross Unrealized loss	(5.0)	(0.6)	(0.2)	(0.1)	(0.1)	(6.0)	(0.6)	(3.9)	—	—	—	(4.5)	(10.5)

Total Fixed Maturity Securities:
Number of positions	93	15	12	1	6	127	29	15	—	—	—	44	171
Total Market Value	775.7	79.1	56.4	8.9	16.2	936.3	48.3	44.8	—	—	—	93.1	1,029.4
Total Amortized Cost	789.9	82.0	60.3	9.0	16.5	957.7	49.8	49.1	—	—	—	98.9	1,056.6
Gross Unrealized loss	(14.2)	(2.9)	(3.9)	(0.1)	(0.3)	(21.4)	(1.5)	(4.3)	—	—	—	(5.8)	(27.2)

As indicated in the above tables, there were 19 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of September 30, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $4.3 million ($2.7 million after-tax) as of such date. These positions were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”.

The following table presents certain information by type of investments with respect to the Company’s gross unrealized losses on common stock investments at September 30, 2003 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions	8	2	—	10
Total Market Value	3.6	0.1	—	3.7
Total Amortized Cost	4.2	0.2	—	4.4
Gross Unrealized loss	(0.6)	(0.1)	—	(0.7)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	24	9	2	—	5	40	14	1	—	—	—	15	55
Total Market Value	117.4	17.1	0.5	—	1.4	136.4	49.4	0.1	—	—	—	49.5	185.9
Total Amortized Cost	126.1	17.3	0.5	—	1.7	145.6	52.5	0.1	—	—	—	52.6	198.2
Gross Unrealized loss	(8.7)	(0.2)	—	—	(0.3)	(9.2)	(3.1)	—	—	—	—	(3.1)	(12.3)

Private Fixed Maturity Securities:
Number of positions	12	—	1	—	—	13	11	1	—	—	—	12	25
Total Market Value	63.5	—	8.8	—	—	72.3	45.2	1.0	—	—	—	46.2	118.5
Total Amortized Cost	68.5	—	9.0	—	—	77.5	51.4	1.3	—	—	—	52.7	130.2
Gross Unrealized loss	(5.0)	—	(0.2)	—	—	(5.2)	(6.2)	(0.3)	—	—	—	(6.5)	(11.7)

Total Fixed Maturity Securities:
Number of positions	36	9	3	—	5	53	25	2	—	—	—	27	80
Total Market Value	180.9	17.1	9.3	—	1.4	208.7	94.6	1.1	—	—	—	95.7	304.4
Total Amortized Cost	194.6	17.3	9.5	—	1.7	223.1	103.9	1.4	—	—	—	105.3	328.4
Gross Unrealized loss	(13.7)	(0.2)	(0.2)	—	(0.3)	(14.4)	(9.3)	(0.3)	—	—	—	(9.6)	(24.0)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	9	5	3	—	1	18	5	2	—	—	—	7	25
Total Market Value	48.0	9.5	17.0	—	9.3	83.8	29.0	15.0	—	—	—	44.0	127.8
Total Amortized Cost	50.2	10.5	18.5	—	10.0	89.2	33.2	15.5	—	—	—	48.7	137.9
Gross Unrealized loss	(2.2)	(1.0)	(1.5)	—	(0.7)	(5.4)	(4.2)	(0.5)	—	—	—	(4.7)	(10.1)

Private Fixed Maturity Securities:
Number of positions	3	—	—	—	1	4	13	3	—	—	—	16	20
Total Market Value	21.8	—	—	—	15.0	36.8	31.5	23.0	—	—	—	54.5	91.3
Total Amortized Cost	22.5	—	—	—	15.2	37.7	33.3	29.4	—	—	—	62.7	100.4
Gross Unrealized loss	(0.7)	—	—	—	(0.2)	(0.9)	(1.8)	(6.4)	—	—	—	(8.2)	(9.1)

Total Fixed Maturity Securities:
Number of positions	12	5	3	—	2	22	18	5	—	—	—	23	45
Total Market Value	69.8	9.5	17.0	—	24.3	120.6	60.5	38.0	—	—	—	98.5	219.1
Total Amortized Cost	72.7	10.5	18.5	—	25.2	126.9	66.5	44.9	—	—	—	111.4	238.3
Gross Unrealized loss	(2.9)	(1.0)	(1.5)	—	(0.9)	(6.3)	(6.0)	(6.9)	—	—	—	(12.9)	(19.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade						Grand Total
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	33	14	5	—	6	58	19	3	—	—	—	22	80
Total Market Value	165.4	26.6	17.5	—	10.7	220.2	78.4	15.1	—	—	—	93.5	313.7
Total Amortized Cost	176.3	27.8	19.0	—	11.7	234.8	85.7	15.6	—	—	—	101.3	336.1
Gross Unrealized loss	(10.9)	(1.2)	(1.5)	—	(1.0)	(14.6)	(7.3)	(0.5)	—	—	—	(7.8)	(22.4)

Private Fixed Maturity Securities:
Number of positions	15	—	1	—	1	17	24	4	—	—	—	28	45
Total Market Value	85.3	—	8.8	—	15.0	109.1	76.7	24.0	—	—	—	100.7	209.8
Total Amortized Cost	91.0	—	9.0	—	15.2	115.2	84.7	30.7	—	—	—	115.4	230.6
Gross Unrealized loss	(5.7)	—	(0.2)	—	(0.2)	(6.1)	(8.0)	(6.7)	—	—	—	(14.7)	(20.8)

Total Fixed Maturity Securities:
Number of positions	48	14	6	—	7	75	43	7	—	—	—	50	125
Total Market Value	250.7	26.6	26.3	—	25.7	329.3	155.1	39.1	—	—	—	194.2	523.5
Total Amortized Cost	267.3	27.8	28.0	—	26.9	350.0	170.4	46.3	—	—	—	216.7	566.7
Gross Unrealized loss	(16.6)	(1.2)	(1.7)	—	(1.2)	(20.7)	(15.3)	(7.2)	—	—	—	(22.5)	(43.2)

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

The following table presents certain information by type of investment with respect to securities sold which resulted in a loss for the nine-month period ended September 30, 2003 and the year ended December 31, 2002, including: (i) the number of positions sold that comprise the aggregate gross realized loss for the period; (ii) the aggregate fair value of such securities at the date of their sale, (iii) the aggregate carrying value of such securities at the date of sale; (iv) the aggregate gross amount of the realized loss recorded from the sale of such securities during the period; and (v) the gross realized losses reported for each period sorted in descending order by percentage of sales price to carrying value at the date of sale. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Three-month Period Ended September 30, 2003	For the Nine-month Period Ended September 30, 2003	For the Year Ended December 31, 2002
	($ in millions)
Fixed Maturity Securities:
Number of positions	25	37	64
Fair value at date of sale	$8.1	$12.3	$18.0
Carrying value at date of sale	$8.3	$12.6	$22.9
Gross realized losses	$(0.2)	$(0.3)	$(4.9)
Gross realized losses by the % of sales price to carrying value:
• 100 to 95 percent	$(0.0)	$(0.1)	$(0.1)
• <95 to 90	$(0.2)	$(0.2)	$(0.1)
• <90	$(0.0)	$(0.0)	$(4.7)

Common Stock Securities:
Number of positions	3	21	27
Fair value at date of sale	$0.2	$3.6	$4.7
Carrying value at date of sale	$0.2	$3.8	$7.3
Gross realized losses	$(0.0)	$(0.2)	$(2.6)

With respect to fixed maturity securities sold which resulted in a loss for the three and nine-month periods ended September 30, 2003 respectively and the year ended December 31, 2002, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. The information in this table is sorted by % of sales price to carrying value.

	For the Quarter Ended September 30, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	17	0	0	17
• <95 to 90	3	5	0	8
• <90	0	0	0	0

	For the NineMonth Period Ended September 30, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	24	1	0	25
• <95 to 90	4	6	0	10
• <90	2	0	0	2

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	12	3	2	17
• <95 to 90	8	1	2	11
• <90	16	3	17	36

Based on management’s analysis of the underlying issuers’ fundamentals, management concluded that, with few exceptions, losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value are not attributable to the creditworthiness of the issuer. In certain instances losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value were at least in part due to the creditworthiness of the issuer. Management made sales of securities at or above prices of 90% of carrying value in response to portfolio management decisions made in the period of sale, and such sales were not previously contemplated in prior periods. For the quarter ended September 30, 2003 and the year ended December 31, 2002 the Company incurred losses on sales of fixed maturity securities at prices below 90% of carrying value aggregating $0.0 million and $4.7 million, respectively. For all sales of securities at prices less than 90% of carrying value management’s evaluation of the underlying issuers’ fundamentals up to the period of sale concluded that both the principal and interest would be collected as scheduled. In the period in which management changed its view as to the likelihood that the Company would collect the scheduled principal and interest the Company either recognized an “other than temporary impairment” or sold the securities.

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

With respect to common stock sold which resulted in a loss for the quarter ended September 30, 2003 and the year ended December 31, 2002, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position.

	For the Three-month period Ended September 30, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	3	0	0	3

	For the Nine-month period Ended September 30, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	21	0	0	21

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	10	17	0	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure regarding the Company’s exposures to market risk, as well as the Company’s objectives, policies and strategies relating to the management of such risks, is set forth in the MONY Group’s 2002 Annual Report on Form 10-K. The Company’s relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 2003 is not materially different from that presented in MONY Group’s 2002 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of MONY Group’s management, including MONY Group’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of MONY Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No change in MONY Group’s internal control over financial reporting was identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, MONY Group’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Letter agreement dated September 17, 2003 among MONY Life Insurance Company, AXA Financial, Inc. and Michael I. Roth.

10.2	Letter agreement dated September 17, 2003 among MONY Life Insurance Company, AXA Financial, Inc. and Samuel J. Foti.

10.3	Letter agreement dated September 17, 2003 among MONY Life Insurance Company, AXA Financial, Inc. and Richard Daddario.

10.4	Letter agreement dated September 17, 2003 among MONY Life Insurance Company, AXA Financial, Inc. and Kenneth M. Levine.

10.5	364-Day Credit Agreement dated as of July 25, 2003 among The MONY Group Inc. and the lenders and other parties named therein.

31.1	Certification of Michael I. Roth pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Daddario pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)    Current Report on Form 8-K filed with the SEC on September 18, 2003 (responding to Items 5 and 7 of Form 8-K).

(2)    Current Report on Form 8-K filed with the SEC on August 5, 2003 (responding to Items 5, 7 and 12 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONY GROUP INC.

By:	/s/ RICHARD DADDARIO
Richard Daddario Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

Date:  November 14, 2003

By:	/s/ ARNOLD B. BROUSELL
Arnold Brousell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date:  November 14, 2003

S-1