Form 10-K
period 2003-12-31
MONY GROUP INC
filed 2004-03-15
CIK 1069822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,247,000,000. All executive officers of the Registrant have been deemed to be “affiliates” of the Registrant solely for the purpose of the foregoing calculation.

As of March 8, 2004 there were outstanding 50,130,782 shares of Common Stock, $0.01 par value per share, of the Registrant.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement for the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements

The Company’s management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company’s operations, economic performance, prospects and financial condition. Forward-looking statements include, among other things, discussions concerning the Company’s potential exposure to market risks, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions. The Company claims the protection afforded by the safe harbor for forward-looking statements as set forth in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including the following: satisfaction of the closing conditions set forth in the merger agreement among AXA Financial, Inc., AIMA Acquisition Co. and The MONY Group Inc., including the approval of The MONY Group Inc’s shareholders and regulatory approvals; a significant delay in the expected completion of, or failure to complete, the contemplated merger; the Company could experience losses, including venture capital losses; the Company could be subjected to further downgrades by rating agencies of the Company’s senior debt ratings and the claims-paying and financial-strength ratings of the Company’s insurance subsidiaries; the Company could be required to take a goodwill impairment charge relating to its investment in The Advest Group, Inc. if the market deteriorates; recent improvements in the equities markets may not be sustained into the future; the Company could have to accelerate amortization of deferred policy acquisition costs if market conditions deteriorate; the Company may be required to recognize in its earnings “other than temporary impairment” charges on its invested assets if market conditions and/or the issuer’s financial condition deteriorates; the Company could have to write off investments in certain securities if the issuers’ financial condition deteriorates; recent improvements in the equity markets may not be sustained in the future; actual death-claim experience could differ from the Company’s mortality assumptions; the Company could have liability from as-yet-unknown litigation and claims; larger settlements or judgments than the Company anticipates could result in pending cases due to unforeseen developments; and changes in laws, including tax laws, could affect the demand for the Company’s products. The Company does not undertake to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	Business

Organization and Business

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life Insurance Company, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2003, Retail distribution accounted for approximately 17.6%, and 42.6% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues, while Wholesale distribution accounted for 82.4% and 57.4% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can more fully meet the insurance and investment needs of their customers, (vi) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (vii) MONY Bank & Trust Company of the Americas, Ltd. (“MBT”), a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (viii) MONY Life Insurance Company of the Americas, Ltd. (“MLICA”), a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries. Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Trust Company, a federal savings bank, and Boston Advisors, Inc. (“Boston Advisors”), a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business (see Notes 1 and 21 to the Consolidated Financial Statements) within MONY Life. On April 30, 2002, MONY Holdings commenced its operations and, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. In addition, MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the note indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to the MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on this indebtedness at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Insured Notes, the all-in cost of the indebtedness is 7.36%. See Note 22 to the Consolidated Financial Statements.

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co., which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. The MONY Group has announced that it will pay a cash dividend, which was determined in accordance with the AXA Agreement, of approximately $0.33 to $0.35 per share to shareholders who are record holders of the issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of the merger transaction with AXA Financial. However, the exact per share amount of the dividend will be determined by the total number of issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of the merger transaction with AXA Financial. This dividend is expressly conditioned on the closing of the merger transaction with AXA Financial. See Notes 2 and 18 to the Consolidated Financial Statements for further information regarding MONY Group’s pending merger transaction with AXA Financial.

Information About Business Segments

For management and reporting purposes, the Company’s business is organized in three principal reportable segments: the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts not allocated to the segments are reported as reconciling items. See Note 9 to the Consolidated Financial Statements. The Company formed the Retail Brokerage and Investment Banking segment in 2001 in connection with its acquisitions of Advest and Matrix Private Equities, Inc and Matrix Capital Markets, Inc. (together, “Matrix”). In addition to these companies, this segment includes the revenues, expenses, assets and liabilities of MSC. In prior years MSC was reported in the Company’s Other Products segment.

Protection Products — —

The Company offers a diverse portfolio of protection products consisting primarily of traditional life insurance, variable universal life insurance (“VUL”) and universal life insurance (“UL”).

The Company’s traditional protection products consist of whole life and term insurance products. The whole life insurance products vary in their level of premiums and guaranteed cash values, providing flexibility to the Company’s primary marketplace of high net worth individuals including small business owners, pre-retirees and family builders with varying needs. The Company’s term insurance products include annual renewable term insurance, term insurance providing coverage for a limited number of years and term insurance featuring a level premium for a fixed number of years.

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

The Company’s COLI and BOLI products are flexible premium VUL products designed for corporate plan sponsors and banks. These products are specifically designed to have sub-accounts which purchase shares of externally managed mutual funds, as well as proprietary mutual funds available from MONY Life’s MONY Series Fund and Enterprise’s Enterprise Accumulation Trust (“EAT”), or a guaranteed interest account.

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

Protection Products Segment Sales

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Sales:
Traditional life (1)	$64.2	$51.5	$44.7
Universal life	64.7	38.0	31.6
Variable universal life	22.2	38.3	61.8
Group universal life	4.9	3.0	1.5
COLI and BOLI	180.0	148.2	75.1

Total	$336.0	$279.0	$214.7

(1)	Consists of whole life and term life policies.

Life Insurance in Force

	As of December 31,
	2003	2002	2001
	($ in millions)
Protection Products:
Traditional life: (1)
Number of policies (in thousands)	829.7	839.1	857.3
Life reserves	$7,544.4	$7,447.0	$7,374.8
Face amounts	$94,003.3	$82,598.6	$73,678.2
Universal life:
Number of policies (in thousands)	75.3	74.0	74.7
Life reserves	$840.0	$765.4	$711.2
Face amounts	$12,023.8	$10,790.2	$10,843.6
Variable universal life:
Number of policies (in thousands)	61.1	62.5	62.0
Account values	$535.4	$385.0	$402.4
Face amounts	$14,803.9	$15,171.7	$15,031.0
Group universal life:
Number of policies (in thousands)	39.7	41.8	43.9
Life reserves	$74.5	$70.3	$66.7
Face amounts	$1,543.2	$1,497.3	$1,571.4
COLI and BOLI
Number of policies (in thousands)	6.9	5.5	4.0
Life reserves	$711.7	$495.3	$369.0
Face amounts	$4,522.5	$3,618.5	$3,199.5

(1)	Excludes disability income insurance business, which is no longer offered. As of December 31, 1997 all existing in force disability income has been reinsured. The reserves for such business as of December 31, 2003, 2002, and 2001, were $365.6 million, $374.3 million, and $378.0 million, respectively.

Accumulation Products — —

The Company’s annuity products within the Accumulation Products segment focus on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a variety of accumulation and payout products, such as flexible premium variable annuities (“FPVA”), flexible premium deferred annuities (“FPDA”), single premium immediate annuities (“SPIA”) and proprietary retail mutual funds. The Company’s annuity and mutual fund products offer numerous investment alternatives to meet the customer’s individual investment objectives.

The FPVA is a tax-deferred annuity contract that provides the contract holder with the flexibility to vary payments. In addition, after the annuity’s accumulation period, contract holders have the option to receive a lump sum distribution or elect various other payout options over the life of the annuitant. During the accumulation period, funds may be placed in one or more of the available guaranteed interest accounts or in one of a number of other variable investment options offered through the Company’s separate accounts. The FPDA is a tax-deferred annuity which offers a choice of guaranteed interest periods into which the contract holder can allocate payments into one or more of these periods to fit their time horizon. The SPIA contract provides for a single premium payment that is immediately annuitized to provide the annuitant with a guaranteed level income for life.

Variable annuity contract holders have a range of investment options in which to invest the assets held under their contracts. Currently, these options are comprised of two proprietary fund families and fourteen non-proprietary fund families consisting of 15 and 34 different investment options (or mutual funds), respectively, with a wide array of investment objectives. As of December 31, 2003, proprietary and non-proprietary funds accounted for approximately 73% and 27%, respectively, of variable annuity assets under management.

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

The Company believes that it benefits from a shift towards separate account variable annuity products, as this reduces the Company’s investment risks and capital requirements because the investment risk in such accounts is borne by the contract holder. The wide array of investment fund options offered through the Company’s separate accounts also permits contract holders to choose more aggressive or conservative investment strategies without affecting the composition and quality of assets in the Company’s general account. The Company believes there will be a continuation in the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options), which will benefit its accumulation business. In 2003, 80.4% and 19.6% of the Company’s total annuity sales came from Retail and Wholesale distribution, respectively, compared to 87.0% and 13.0% in 2002.

At December 31, 2003, approximately 96.8% of the Company’s career financial professionals were licensed through MSC to sell variable annuities (with 75.5% having National Association of Securities Dealers (“NASD”) Series 6 licenses and 43.0% having NASD Series 7 licenses).

The following table sets forth the total account value of the principal products offered by the Company in its Accumulation Products segment.

Accumulation Products Segment — Assets Under Management

	As of December 31,
	2003	2002	2001
	($ in millions)
Individual variable annuities (1) (2)	$3,790.1	$3,244.9	$3,867.6
Individual fixed annuities (1) (2)	1,006.5	815.7	728.2
Proprietary mutual funds	4,847.3	3,695.3	4,396.6

	$9,643.9	$7,755.9	$8,992.4

(1)	Individual variable annuity contracts in force were approximately 95.6 thousand, 99.0 thousand, and 103.0 thousand, respectively, and individual fixed annuity contracts in force were 17.9 thousand, 15.7 thousand, and 9.1 thousand, respectively, for each of the years ended December 31, 2003, 2002 and 2001.
(2)	Represents account values for annuities.

The Company offers proprietary retail mutual funds through Enterprise. Enterprise is the registered investment advisor of The Enterprise Group of Funds (“EGF”), a mutual fund family that provides investors with a broad range of investment alternatives through 22 separate investment portfolios. In addition, EAT, for which Enterprise is also the registered investment advisor, is the principal funding vehicle for the Company’s variable annuities and VUL insurance products. EAT provides investors with a broad range of investment alternatives through 16 separate investment portfolios. Enterprise is also the registered investment advisor of Enterprise Global Funds plc (“EGF plc”) which is comprised of seven separate investment portfolios. EGF plc represents Enterprise’s overseas arm of investment management services. Altogether, EGF has in excess of $7.0 billion in assets under management. The Company earns investment management fees on the assets managed in connection with both its variable annuities and its proprietary retail mutual funds. In addition, the Company has entered into agreements with Fidelity Variable Insurance Products Fund, Janus Aspen Series, Dreyfus Variable Investment Fund, Alger American Fund, Invesco Variable Investment Funds, Inc., Pimco Variable Insurance Trust, Lord Abbett Series Fund, Morgan Stanley — The Universal Institutional Funds, Inc., PBHG Insurance Series Fund and MFS Variable Insurance Trust to provide additional investment choices for the Company’s variable annuities and VUL products. The Company has agreements with T. Rowe Price, The Vanguard Group and Van Eck Worldwide Insurance Trust for its variable COLI product.

The Company offers a variety of proprietary retail mutual funds to retail customers. Enterprise’s wholly owned subsidiary, Enterprise Fund Distributors, Inc., acts as the broker-dealer in distributing shares in EGF through MSC and third-party broker-dealer firms. In addition, Enterprise markets EAT as a funding vehicle for variable product offerings of third-party insurance companies, initially concentrating on small and mid-size insurance companies.

Retail Brokerage and Investment Banking — —

The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, Matrix and MSC.

Advest is comprised of the following principal operating subsidiaries or divisions: (i) Advest, Inc., (ii) the Lebenthal division of Advest, Inc., formerly Lebenthal & Co., Inc. (“Lebenthal”), and (iii) Boston Advisors. Advest’s principal operating subsidiary, Advest, Inc., a regional broker/dealer, provides securities brokerage, investment banking, institutional sales, trading and asset management services to retail and institutional investors through more than 100 sales offices in 18 states and Washington, DC. Advest, Inc. services more than 183,000 active customer accounts and averaged in excess of 170,000 trades per month in 2003. Advest’s Boston Advisors subsidiary, an investment advisory firm, manages the financial assets of individuals, endowment funds and retirement plans, as well as 12 money funds. Over $1.6 billion of funds designated for investment in money funds by brokerage clients of Advest, Inc. are invested in the funds managed by Boston Advisors. Managed accounts, including the funds of Babson United Investment Advisors, Inc. (“Babson-United”, which was acquired by Boston Advisors in 2002) and Lebenthal Asset Management, Inc. (a division of Advest, Inc.), total $9.4 billion. Advest Inc.’s Advest Trust Company subsidiary, an FDIC-insured, federal savings bank, provides trust and custody services primarily through the branch network of Advest, Inc.

On November 30, 2001, Advest completed the acquisition of Lebenthal, in a merger transaction. Since its founding in 1925, Lebenthal has specialized in the sale of municipal bonds to individual investors. In recent years, Lebenthal has significantly expanded its product offerings to include stocks, mutual funds, annuities, insurance, estate planning, money management, and retirement accounts. Lebenthal’s investment advisory subsidiary, Lebenthal Asset Management, Inc., acts as investment advisor to a family of municipal bond investment companies and private accounts. Effective June 8, 2002, Lebenthal merged with Advest, Inc. and Lebenthal Asset Management, Inc. merged with Boston Advisors.

Matrix is a middle market investment bank specializing in merger and acquisition services. Services offered by Matrix include exclusive sales and divestitures, acquisition searches and buy-side engagements, management buyouts, financial services and valuations.

MSC is a registered securities broker-dealer and investment advisor and a member of NASD. MSC performs brokerage and other investment services relating to a wide range of securities, including mutual funds, stocks, bonds, limited partnership interests (primarily in real estate, oil and gas and equipment leasing) and tax-exempt unit investment trusts. For the years ended December 31, 2003, 2002, and 2001, 22%, 24%, and 37%, respectively, of the investment products sold by MSC were shares in mutual funds in EGF. MSC’s products and services are distributed through registered representatives who belong to the Company’s career agency sales force. MSC transacts business in all 50 of the United States, the District of Columbia and Puerto Rico. Sales of non-proprietary investment products through MSC were $557.0 million, $312.0 million, and $290.0 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Products — —

The Company’s Other Products segment primarily consists of MBI and certain lines of insurance business no longer written by the Company (the “Run-Off Businesses”). Through MBI, the Company provides its career agency sales force with access to life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. MBI is licensed as an insurance broker in Delaware and most other states. The Run-Off Businesses primarily consist of group life and health insurance and the group pension business that was not included in the Group Pension Transaction. See Note 13 to the Consolidated Financial Statements for more information on the Group Pension Transaction.

Financial information with respect to each of the Company’s business segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 to the Consolidated Financial Statements.

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

The Company’s career agency distribution system consisted of 1,460 domestic career financial professionals at December 31, 2003. The sales force is organized as a managerial agency system, which is comprised of 34 agency managers as of December 31, 2003, who supervise the marketing and sales activities of financial professionals. Such professionals are managed by experience and productivity level within defined marketing territories in the United States.

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

The agency managers are all employees of the Company, while the career financial professionals are all independent contractors and not employees of the Company. The Company’s compensation arrangements with career financial professionals, which are based on a broker dealer type model, contain incentives for them to solicit applications for products issued by MONY Life and MLOA and for products issued by insurance companies not affiliated with the Company, made available by the Company through MBI and MSC. Career financial professionals receive a percentage of gross dealer concessions associated with each product sale that is made. The percentage paid to the career financial professionals is directly linked to their level of production.

The Company’s compensation structure provides a salary plus incentive compensation system for all of its agency managers and sales managers, designed to more closely align the interests of the managers with those of the Company. The Company has several programs to recruit and train its career financial professionals. As a result of its recruiting programs and the alignment of its new financial professionals financing program with its productivity-driven commission plus expense reimbursement arrangement, the Company hired 392 new financial professionals in 2003.

Advest

The Company, through its wholly-owned subsidiary, Advest, distributes investment products and services through 490 financial advisors. Advest Inc., one of the country’s leading regional financial services firms, is headquartered in Hartford, CT. Advest provides financial, securities brokerage, trading, investment banking, trust, and other advisory services to its clients through a network of more than 100 offices in 18 states and the District of Columbia. Advest is a member of the New York, American, and other principal stock exchanges.

Lebenthal, now a division of Advest, has long been one of the most respected names in the financial services industry. The firm was founded in 1925 and became a division of Advest in 2002. Through a series of creative advertising campaigns, innovative sales tools, and investor education, Lebenthal has established itself as a household name in the Northeast and is particularly well known for its expertise in the municipal bond area.

Boston Advisors manages the financial assets of individuals, endowment funds and retirement plans from their location in Boston, Massachusetts. In addition, Boston Advisors manages four money funds.

Advest Trust Company, an FDIC-insured, federal savings bank, provides trust and custody services primarily through Advest’s branch network.

Trusted Securities Advisors Corporation

Through Trusted Securities Advisors Corporation (“Trusted Advisors”), now a division of MSC, the Company sells a variety of financial products and services to customers through certified public accountants and other tax professionals who are licensed agents and registered representatives of the Company. Trusted Advisors became a division of MSC in December, 2003.

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

Life insurance business written by MONY Life and MLOA is primarily ceded on a yearly renewable term basis under various reinsurance contracts, except for the Company’s level term product, which utilizes a coinsurance agreement. The Company’s general practice is to retain no more than $4.0 million of risk on any one person for individual products and $6.0 million for last survivor products. The total amount of reinsured life insurance in force on this basis was $30.0 billion, $24.9 billion, and $20.7 billion, at December 31, 2003, 2002, and 2001, respectively. As of December 31, 1997, 100% of the Company’s individual disability income insurance business was reinsured on an indemnity basis.

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

USFL has automatic and facultative treaties for new business. USFL’s retention is $750,000 per single life product and $1.0 million on last survivor products. New UL business is ceded on a yearly renewable term basis.

New term business is ceded on both a coinsurance and yearly renewable term basis. USFL has a number of automatic and facultative treaties that are closed to new business, on either a yearly renewable term or coinsurance basis, which cover approximately 20% of its older business.

The following table presents the Company’s principal reinsurers and the percentage of total reinsurance recoverable reported in the Company’s Consolidated Financial Statements at December 31, 2003 that was due from each reinsurer, including reinsurance recoverable reported in the Consolidated Financial Statements under the caption “Amounts Due From Reinsurers” (which amounted to $605.0 million) and indemnity reinsurance in connection with the Group Pension Transaction (which amounted to $66.5 million). See Note 15 to the Consolidated Financial Statements.

Reinsurers:

Centre Life Reinsurance, Ltd.	57.5%
Aegon and its subsidiaries	9.9
Life Reassurance Corp. of America	8.8
All Other (1)	23.8

100.0%

(1)	No one reinsurer included herein exceeds 10% of the Company’s reinsurance recoverable.

International Business

MONY International Holdings, LLC (“MIH”), through its Brazilian domiciled insurance brokerage subsidiary, principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil. In addition, on a more limited basis since its reorganization in 2001, MIH, through its direct and indirect Cayman Island based insurance and banking subsidiaries (MLICA and MBT, respectively), provides life insurance, annuity and investment products, as well as trust services, to nationals of certain Latin American countries. MLICA is a wholly-owned subsidiary of MBT.

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

The following table presents the claims-paying ability and financial strength ratings of the Company’s domestic life insurance subsidiaries as of December 31, 2003. Subsequent to December 31, 2003 all four rating agencies took certain actions with respect to their ratings of the Company as discussed in the footnotes to the table below. These footnotes and the actions discussed therein are material to understanding the ratings.

December 31, 2003
S&P (1)
MONY Life	A+ (Strong)
MLOA	A+ (Strong)
USFL	—

Moody’s (2)
MONY Life	A2 (Good)
MLOA	A2 (Good)
USFL	—

Fitch (3)
MONY Life	A+ (Strong)
MLOA	A+ (Strong)
USFL	—

A.M. Best (4)
MONY Life	A (Excellent)
MLOA	A (Excellent)
USFL	A (Excellent)

(1)	On February 19, 2004, S&P lowered MONY Life’s and MLOA’s financial strength ratings to ‘A’ and placed these ratings on ‘credit watch developing’ based on the Company’s full year financial performance.
(2)	On February 23, 2004, Moody’s changed its outlook on MONY Life’s and MLOA’s financial strength ratings from “review for possible upgrade” to “direction uncertain”, reflecting announcements made by the Company about MONY Group’s amended merger agreement with AXA Financial and the increased uncertainty about the merger transaction being completed.
(3)	On February 5, 2004, Fitch changed its Rating Watch status on MONY Life’s and MLOA’s financial strength ratings from “rating watch positive” to “rating watch evolving” to reflect the possibility of a failure to complete the proposed merger transaction with AXA Financial and because the Company’s run-rate of earnings was inconsistent with expectations for the rating category.
(4)	On February 19, 2004, A.M. Best changed its outlook on MONY Life’s, MLOA’s and USFL’s financial strength ratings from “under review – positive” to “under review – developing”. A.M. Best advised that this change reflects the February 17, 2004 decision of the Delaware Chancery Court which requires MONY Group to revise its proxy statement to include additional disclosure regarding the change in control agreements and compensation levels with its senior executives. A.M. Best views recent actions as evidence of additional uncertainty surrounding the outcome of the AXA Financial merger transaction.

In addition to the claims-paying ability and financial strength ratings of the Company’s insurance company subsidiaries, the aforementioned rating agencies also rate the financial strength of the Company to meet its obligations to investors with respect to debt that it has issued.

The following table presents the ratings assigned by the aforementioned ratings agencies to each of the Company’s outstanding debt obligations as of December 31, 2003. Subsequent to December 31, 2003 all four rating agencies took certain actions with respect to their ratings of the Company as discussed in the footnotes to the table below. These footnotes and the actions discussed therein are material to understanding the ratings.

December 31, 2003
S&P (1)
The MONY Group Inc.
8.35% Senior Notes	BBB+ (Strong)
7.45% Senior Notes	BBB+ (Strong)
Commercial Paper	A-2 (Good)

MONY Holdings, LLC
Series A Floating Rate Insured Notes	AAA (Extremely Strong)

MONY Life
Surplus Notes	N/A

Moody’s (2)
The MONY Group Inc.
8.35% Senior Notes	Baa2 (Investment Grade)
7.45% Senior Notes	Baa2 (Investment Grade)
Commercial Paper	P-2 (Strong)

MONY Holdings, LLC
Series A Floating Rate Insured Notes	Aaa (Exceptional Financial Security)

MONY Life
Surplus Notes	Baa1 (Medium Grade)

Fitch (3)
The MONY Group Inc.
8.35% Senior Notes	BBB+ (High Credit Quality)
7.45% Senior Notes	BBB+ (High Credit Quality)
Commercial Paper	F-2 (Moderately Strong)

MONY Holdings, LLC
Series A Floating Rate Insured Notes	AAA (Highest Credit Quality)

MONY Life
Surplus Notes	A- (Average)

A.M. Best (4)
The MONY Group Inc.
8.35% Senior Notes	bbb+ (Strong)
7.45% Senior Notes	bbb+ (Strong)
Commercial Paper	AMB-2 (Acceptable)

MONY Holdings, LLC
Series A Floating Rate Insured Notes	aaa (Exceptional)

MONY Life
Surplus Notes	N/A

1.	On February 19, 2004, S&P lowered MONY Group’s counterparty credit rating to ‘BBB’ and placed the rating on ‘credit watch developing’ based on the Company’s full year financial performance.
2.	On February 23, 2004, Moody’s changed its outlook on MONY Group’s senior debt rating from “review for possible upgrade” to “direction uncertain”, reflecting announcements made by the Company about MONY Group’s amended merger agreement with AXA Financial and the increased uncertainty about the transaction being completed.
3.	On February 5, 2004, Fitch changed its Rating Watch status on MONY Group’s senior debt rating from “rating watch positive” to “rating watch evolving” to reflect in its rating the possibility of a failure to complete the proposed merger transaction with AXA Financial and the fact that the Company’s run-rate of earnings was inconsistent with expectations for the rating category.
4.	On February 19, 2004, A.M. Best changed its outlook on MONY Group’s long-term debt rating from “under review – positive” to “under review – developing”. The change reflects the February 17, 2004 decision of the Delaware Chancery Court which requires MONY Group to revise its proxy statement to include additional disclosure regarding the change in control agreements and compensation levels with its senior executives. A.M. Best views recent actions as evidence of additional uncertainty surrounding the outcome of the AXA Financial merger transaction.

In February 2004, the rating agencies revised the Company’s outlook and/or ratings, primarily in response to the postponement of the scheduled date of the shareholder vote on MONY Group’s proposed merger with AXA Financial (see Notes 2 and 18 to the Consolidated Financial Statements). All four rating agencies have indicated that they may upgrade the Company’s current ratings or review their outlook on the Company’s ratings upon the successful completion of the MONY Group’s proposed merger with AXA Financial, reflecting the additional strength and support that would be received from AXA Financial. However, if the proposed merger of MONY Group with AXA Financial is not completed, the resulting uncertainty of the Company’s future direction would likely result in further ratings downgrades and/or revisions to the Company’s financial outlook. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Potential Forward Looking Risks Affecting Profitability – If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically.

The foregoing ratings reflect each rating agency’s current opinion of the various companies’ claims-paying ability, financial strength, operating performance and ability to meet their obligations and are not evaluations directed toward the protection of investors in the common stock of the MONY Group. Such factors are of concern to the Company’s policyholders, insurance agents and intermediaries, as well as holders of its debt obligations.

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

Regulation

General Regulation at the State Level — —

MONY Life is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam and the U.S. Virgin Islands. MLOA is licensed and regulated in all states other than New York, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, and USFL is licensed and regulated in all states other than New York and the District of Columbia.

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

The MONY Group is not regulated as an insurance company but will, as the direct or indirect owner of the capital stock of MONY Life, MLOA and USFL be subject to the insurance holding company acts of the states in which MONY Life, MLOA and USFL are domiciled (or deemed to be commercially domiciled). Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and, periodically to furnish financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in New York, Arizona and Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The New York, Arizona and Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material inter-corporate transfers of assets or other material transactions within the holding company structure. Generally, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. Under the New York Insurance Law, for a period of five years following the date when the distribution of consideration to MONY Life policyholders in exchange for their membership interest was completed (December 23, 1998), no person could acquire beneficial ownership of 5% or more of the outstanding shares of MONY Group’s common stock without the prior approval of the New York State Superintendent of Insurance (the “New York Superintendent”). Certain affiliates of Goldman Sachs & Co., one of the underwriters of the MONY Group’s initial public offering, received a conditional waiver of this rule from the New York Superintendent in connection with the potential exercise of warrants they held prior to the end of such five-year period. See “— Determination of Non-Control.”

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. See Note 18 to the Consolidated Financial Statements. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations.

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

Shareholder Dividend Restrictions — —

The payment of dividends by MONY Life is regulated under state insurance law. Under the New York Insurance Law, MONY Life may distribute a dividend without the prior approval of the New York Superintendent, where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (a) ten percent of its statutory surplus to policyholders as of the immediately preceding calendar year, or (b) its statutory net gain from operations for the immediately preceding calendar year, not including realized capital gains. If MONY Life does not satisfy the criteria mentioned above, it can only distribute dividends to its shareholder upon giving notice of its intentions to the New York Superintendent no less than thirty days in advance of such declaration, subject to the Superintendent disapproving such distribution by giving written notice to MONY Life within thirty days thereafter that the financial condition of MONY Life does not warrant such distribution. In addition, Arizona and Ohio insurance laws contain restrictions on the abilities of MLOA and USFL, respectively, to pay dividends to MONY Life. MONY Life’s inability to pay dividends to MONY Holdings in the future in an amount sufficient for MONY Holdings to pay a dividend to MONY Group in an amount sufficient for MONY Group to pay dividends to its shareholders would have a material adverse effect on the MONY Group and the market value of its common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. In 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in its DSCA sub-account CBB (see Note 22 to the Consolidated Financial Statements) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group.

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

Insurance regulators may take actions ranging in severity from reviewing financial plans if adjusted capital is greater than the RAL RBC but less than the CAL RBC to placing the insurance company under regulatory control if adjusted capital is less than the MCL. The adjusted RBC capital ratios of all the Company’s insurance subsidiaries at December 31, 2003 and 2002 were in excess of the CAL.

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

The New York Superintendent issued a determination pursuant to Section 1501(c) of the New York Insurance Law, dated December 29, 1997, that the Investors would not control MONY Life as a result of the transactions contemplated by the Investment Agreement, subject to certain notice and approval requirements, and certain commitments by the Investors. The Investors have agreed to the following notice and approval requirements: (i) the Investors and their affiliates will notify the New York Superintendent before exercising the Warrants or selling any of the Warrants; (ii) the Investors and their affiliates must notify the New York Superintendent before the sale of any securities of MONY Life, the MONY Group or any of their affiliates acquired pursuant to the Investment Agreement; (iii) the notice and non-disapproval requirements of Sections 1505(c) and (d) of the New York Insurance Law (relating to transactions within a holding company system) apply to transactions between the Investors and the MONY Group or any affiliate, except transactions in the ordinary course of the Investors’ business other than transactions involving investment management or investment advisory services performed by the Investors for or on behalf of the MONY Group or any affiliate, to which (along with certain other transactions) the notice requirements of Section 1505(d) of the New York Insurance Law will apply; and (iv) the Investors will provide to the New York Superintendent quarterly and annual reports of transactions between the Investors and the MONY Group or any affiliate. The Investors have also made commitments to the New York Superintendent as follows: (i) every transaction between the Investors and the MONY Group or any affiliate will comply with the standards of the New York Insurance Law related to transactions within a holding company system; (ii) the Investors will be subject to New York Insurance Law requirements regarding examinations by the New York Superintendent and violations and penalties in the context of the MONY Group system; (iii) the Investors will not acquire, directly or indirectly, any security issued by the MONY Group or any affiliate except pursuant to the Investment Agreement or in the ordinary course of their business as an underwriter, broker/dealer, investment manager or investment advisor; (iv) the Investors will not exercise the rights of security holders to vote (except for certain major corporate transactions), propose directors in opposition to management, solicit proxies, call special meetings, or dispose or threaten to dispose of securities as a condition for corporate action or non-action by the MONY Group or any affiliate; (v) the Investors may have one representative (with certain restrictions on activities) on the boards of MONY Life, the MONY Group, or a key subsidiary thereof as long as such boards have at least 13 members; and (vi) the Investors will not otherwise cause, or attempt to cause, the direction of the management or policies of, or otherwise exercise control over, the MONY Group or any affiliate. The determination of non-control will remain in effect until revoked by the New York Superintendent (a) in accordance with the New York Insurance Law, at the request of the Investors or upon the initiative of the New York Superintendent, or (b) as and for so long as the Investors own less than 2% of the equity securities of the MONY Group.

In December 2003, AXA Financial acquired Warrants from the Investors which, in the aggregate, provided for the purchase of 4.4% (or 2,228,574) of MONY Group’s fully diluted common shares outstanding as of December 24, 1998. See Note 2 to the Consolidated Financial Statements.

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

Securities Laws — —

The MONY Group, certain of its subsidiaries and certain policies and contracts offered by such subsidiaries are subject to various levels of regulation under the federal securities laws administered by the Securities and Exchange Commission (the “Commission” or the “SEC”) and under certain state securities laws. Certain separate accounts and a variety of mutual funds and other pooled investment vehicles are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Certain annuity contracts and insurance policies issued by subsidiaries are registered under the Securities Act of 1933, as amended (the “Securities Act”), and certain other subsidiaries of the MONY Group are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Several of the MONY Group’s subsidiaries are investment advisors registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Certain investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States and the District of Columbia. Certain subsidiaries of the MONY Group are also subject to the Commission’s net capital rules.

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

Savings and Loan Holding Company Regulation — —

The MONY Group is a registered savings and loan holding company by virtue of its indirect ownership of Advest Trust Company. As a registered savings and loan holding company, the MONY Group is subject to holding company regulation by the U.S. Office of Thrift Supervision.

ERISA Considerations — —

The Company offers certain products and services, including investment advisory services, to (i) employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (“Code”) and (ii) individual retirement accounts and individual retirement annuities (“IRAs”) that are subject to the Code. Accordingly, while engaging in these activities the Company is subject to the standards and limitations imposed by ERISA and the Code, and the regulations, rulings and exemptions thereunder, where applicable. These include the requirement under ERISA that fiduciaries perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries and certain parties in interest may not cause an ERISA - covered plan or IRA to engage in certain prohibited transactions with respect to such plans and IRAs. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

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

Employees

As of December 31, 2003, the Company had 3,717 employees, of which 490 were Advest financial advisors. No employees are covered by a collective bargaining agreement. In addition, as of December 31, 2003, the Company was represented by 1,578 full time domestic and international career financial professionals who are all independent contractors and are not employees of the Company. The Company believes that its employee and financial professional relations are satisfactory.

Available Information

MONY Group files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports with the SEC. These reports are available free of charge on the MONY Group’s internet website at www.mony.com. These reports and amendments are posted on this website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A. Executive Officers of the Registrant

The names of the executive officers of the Company and their respective ages and positions are as follows:

Name	Age	Position
Michael I. Roth	58	Chairman of the Board, Chief Executive Officer and Director of the MONY Group
Samuel J. Foti	52	President, Chief Operating Officer and Director of the MONY Group
Richard Daddario	56	Executive Vice President and Chief Financial Officer of the MONY Group
Kenneth M. Levine	57	Executive Vice President, Chief Investment Officer and Director of the MONY Group
Steven G. Orluck	51	Executive Vice President of the MONY Group
Lee M. Smith	60	Vice President and Corporate Secretary of the MONY Group
Bart R. Schwartz	51	Senior Vice President and General Counsel of the MONY Group
Richard E. Connors	51	Senior Vice President of MONY Life
Evelyn L. Peos	47	Senior Vice President of MONY Life
Michael Slipowitz	45	Senior Vice President and Chief Actuary of MONY Life
Victor Ugolyn	56	Senior Vice President of MONY Life
Grant W. Kurtz	61	Chairman, President and Chief Executive Officer of Advest
Arnold Brousell	46	Vice President, Controller and Chief Accounting Officer of the MONY Group
Kimberly Windrow	46	Senior Vice President of MONY Life
Ernest P. Rogers	57	Senior Vice President and Chief Information Officer of MONY Life

Executive Officers of the Company are elected annually and serve until their retirement, resignation, death or removal.

Set forth below is a description of the business positions during at least the past five years for the executive officers of the Company.

Michael I. Roth has been a Director, Chairman and Chief Executive Officer of the MONY Group since 1997. He has been Chairman of the Board (since 1993) and Chief Executive Officer (since 1993) of MONY Life and has been a Director since 1991. Mr. Roth is a Director of the American Council of Life Insurance, The Life Insurance Council of New York, Insurance Marketplace Standards Association, Enterprise Foundation (a charitable foundation which develops housing and which is not affiliated with the Enterprise Group of Funds), Metropolitan Development Association of Syracuse and Central New York, Enterprise Group of Funds, Inc., Enterprise Accumulation Trust, Pitney Bowes, Inc., The Partnership for New York City, Committee to Encourage Corporate Philanthropy, the Baruch College Fund Board and Interpublic Group of Companies. Mr. Roth also serves on the Board of Governors of the United Way of Tri-State and is a member of the Lincoln Center Consolidated Corporate Fund Leadership Committee.

Samuel J. Foti has been a Director, President and Chief Operating Officer of the MONY Group since 1997. He has been President and Chief Operating Officer (since 1994) of MONY Life and has been a Director since 1993. Mr. Foti previously served as a Trustee of The American College and was Chairman of the Board for 2001 and 2002 and on the board of directors of the Life Insurance Marketing and Research Association (LIMRA), where he served as Chairman from 1996 to 1997.

Richard Daddario has been Executive Vice President and Chief Financial Officer of the MONY Group since 1997. He has been Executive Vice President and Chief Financial Officer of MONY Life since 1994. Prior to being appointed Executive Vice President and Chief Financial Officer of MONY Life, he served as Senior Vice President and Corporate Controller. Mr. Daddario has been with MONY Life for 14 years.

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

Lee M. Smith has been Vice President and Corporate Secretary of the MONY Group since 1999. Mr. Smith has been Vice President Government Relations of MONY Life (since 1999) and Vice President for Government Relations of MONY Life (from 1985 to 1999). Prior to that time, he held several positions with MONY Life. Mr. Smith has been with MONY Life for 22 years.

Bart R. Schwartz has been Senior Vice President and General Counsel of the MONY Group and of MONY Life since June 2000. Prior to joining the Company in 2000, Mr. Schwartz was Senior Vice President and General Counsel of Willis Corroon Corporation.

Richard E. Connors has been Senior Vice President (since 1994) and Head of the Annuities Division (since 2001) of MONY Life. He has also served as Senior Vice President of Marketing (from 1994 to 2001), Regional Vice President — Western Region (from 1991 to 1994) of MONY Life, Vice President — Small Business Marketing (from 1990 to 1991) and Vice President — Manpower Development (from 1988 to 1990). Mr. Connors has been with MONY Life for 16 years.

Evelyn L. Peos has been Senior Vice President of MONY Life since March 2002. Mrs. Peos was Vice President (from 1993-2002) and Vice President — Individual Product Actuary (from 1988 to 1993) of MONY Life. Prior to that time, she held several positions with MONY Life. Mrs. Peos has been with MONY Life for 25 years.

Michael Slipowitz has been Senior Vice President (since March 2002) and Chief Actuary (since January 2002) of MONY Life. He also served as Vice President of MONY Life from 1993 to 2001. Prior to that time, Mr. Slipowitz held various positions with MONY Life. Mr. Slipowitz has been with MONY Life for 23 years.

Victor Ugolyn has been Senior Vice President of MONY Life since 1991. He has also been Chairman and Chief Executive Officer of Enterprise Capital Management, Inc. (since 1991); Enterprise Group of Funds, Inc. (since 1991); Enterprise Accumulation Trust (since 1994); and Enterprise Fund Distributors, Inc. (since 1991); and Chairman and President of Enterprise Global Funds plc (since 2001). Mr. Ugolyn has been with MONY Life for 13 years.

Grant W. Kurtz has been Chairman (since 2001), Chief Executive Officer (since 1999) and President (since 1995) of Advest Group. Mr. Kurtz joined Advest in 1985 after 20 years with the Ohio Company to take the role of Regional Sales Manager and, in 1987, became National Sales Manager. He has been Chairman (since 2001), Chief Executive Officer (since 1999) and President (since 1990) of Advest, Inc.

Arnold Brousell has been Vice President, Controller and Chief Accounting Officer of the MONY Group since October 2002. Prior to that time, Mr. Brousell was Vice President — Financial Reporting and Chief Accounting Officer of the MONY Group (from March to October 2002). Prior to that time, Mr. Brousell was Vice President — Financial Reporting (from 1998-2002) and Assistant Vice President (from 1997-1998) of MONY Life. Mr. Brousell joined MONY Life in 1997 after 14 years of providing accounting and auditing services for Big 4 public accounting firms, including PricewaterhouseCoopers LLP and Deloitte & Touche LLP.

Kimberly Windrow has been Senior Vice President of MONY Life since March 2002. Prior to that time, she was Vice President, Human Resources (from 2001-2002) of MONY Life. Prior to joining MONY Life in 2001, Ms. Windrow was Senior Vice President, Human Resources for Willis North America.

Ernest P. Rogers has been Senior Vice President and Chief Information Officer of MONY Life since March 2002. Mr. Rogers was Vice President, Chief Information Officer (from 1994 to 2001), Vice President of Computing Services (from 1987 to 1994) and Assistant Vice President of Corporate Information Services (from 1982 to 1987). Prior to that time he held various positions in the Information Technology Department of MONY Life. Mr. Rogers has been with MONY Life for 38 years.

ITEM 2.	Properties

The Company leases its headquarters building which is located at 1740 Broadway, New York, New York and consists of approximately 267,000 square feet. The Company also occupies facilities in Syracuse, New York for use in its insurance operations, which consist of approximately 578,000 square feet in the aggregate. The Company also leases all 217 of its agency and its subsidiary offices, which consist of approximately 1,388,000 square feet in the aggregate. The Company believes that such properties are suitable and adequate for its current and anticipated business operations.

ITEM 3.	Legal Proceedings

See Note 18 to the Consolidated Financial Statements. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

The MONY Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “MNY.”

The following table presents the high and low closing prices for the common stock of the MONY Group on the NYSE for the period indicated and the quarterly dividends declared per share.

	High	Low	Dividends
2003
First Quarter	$25.70	$18.82	$—
Second Quarter	$28.24	$20.96	$—
Third Quarter	$33.33	$26.79	$—
Fourth Quarter	$32.78	$31.29	$—
2002
First Quarter	$40.61	$34.32	$—
Second Quarter	$41.63	$32.45	$—
Third Quarter	$34.15	$24.27	$—
Fourth Quarter	$27.82	$21.88	$0.45

As of March 8, 2004, the closing price of MONY Group’s common stock was $31.65. There were 504,731 holders of MONY Group common stock at March 8, 2004.

The MONY Group has announced that it will pay a dividend in 2004 to shareholders who are record holders of the issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of MONY Group’s merger with AXA Financial. This dividend payment is expressly conditioned on the closing of the merger transaction with AXA Financial. See Note 2 to the Consolidated Financial Statements.

The MONY Group paid dividends to holders of its common stock of $21.0 million, or $0.45 per share, in 2002. No dividend was paid to common stock holders in 2003. Future dividend decisions will be made by the Board of Directors on the basis of a number of factors, including the operating results and financial requirements of the MONY Group and the impact of regulatory restrictions. See “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data for the Company. The selected financial data as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 has been derived from audited financial statements included herein. The selected financial data as of December 31, 2001, 2000 and 1999 and for each of the years in the two-year period ended December 31, 2000 has been derived from audited financial statements not included herein. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere herein.

	As of and for the Years Ended December 31,
	2003(3)	2002(3)	2001(3)	2000	1999
	($ in millions, except per share amounts)
Consolidated Income Statement Data (1)(5):
Revenues:
Premiums	$705.2	$690.4	$695.3	$700.5	$717.1
Universal life and investment-type product policy fees	210.9	200.5	207.2	205.8	196.3
Net investment income	739.5	737.3	684.8	978.1	902.3
Net realized gains/(losses) on investments	51.2	(153.0)	(12.3)	37.5	125.1
Group Pension Profits(2)	—	82.3	30.7	37.1	63.0
Retail brokerage and investment banking revenues	426.8	397.1	350.8	59.7	63.4
Other income	186.7	139.9	147.1	163.6	133.8

Total revenues	2,320.3	2,094.5	2,103.6	2,182.3	2,201.0
Total benefits and expenses	2,279.7	2,126.5	2,197.0	1,786.2	1,820.4

Income/(loss) from continuing operations before income tax	40.6	(32.0)	(93.4)	396.1	380.6
Income tax expense/(benefit)	9.9	(11.2)	(32.6)	133.8	132.0

Income/(loss) from continuing operations	30.7	(20.8)	(60.8)	262.3	248.6
Discontinued operations: Income/(loss) from real estate to be disposed of, net of income tax expense/(benefit) of $3.1 million and $(1.4) million for the years ended December 31, 2003 and 2002, respectively	5.9	(2.5)	—	—	—
Extraordinary item — net of tax	—	—	—	37.7	—

Net income/(loss)	$36.6	$(23.3)	$(60.8)	$224.6	$248.6

Basic earnings/(loss) per share	$0.78	$(0.49)	$(1.25)	$4.83	$5.26
Diluted earnings/(loss) per share(4)	$0.77	$(0.49)	$(1.25)	$4.70	$5.20
Cash dividends per common share	$—	$0.45	$0.45	$0.45	$0.40
Consolidated Balance Sheet Data (1)(2)(5):
Total assets	$21,321.8	$19,876.4	$25,681.4	$24,575.3	$24,736.3
Total debt	$876.4	$883.3	$903.1	$623.4	$298.8
Total liabilities	$19,227.6	$17,877.9	$23,629.2	$22,536.4	$22,910.8
Shareholders’ equity	$2,094.2	$1,998.5	$2,052.2	$2,038.9	$1,825.5

(1)	On January 1, 2001, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies for Certain Long-Duration Participating Contracts” (“SOP 00-3”). SOP 00-3 provides guidance with respect to accounting for demutualizations and requires, among other things, that (i) Closed Block assets, liabilities, revenues and expenses should be displayed in financial statements combined with all other assets, liabilities, revenues and expenses outside the Closed Block, and (ii) demutualization expenses be classified as a single line item within income from continuing operations. In accordance with SOP 00-3 the Consolidated Financial Statements for years prior to 2001 have been restated as necessary to conform to the requirements of SOP 00-3.
(2)	See Note 13 to the Consolidated Financial Statements regarding the Group Pension Transaction.
(3)	The Company’s results of operations for the years ended December 31, 2003, 2002 and 2001 include reorganization charges aggregating $5.8 million and $7.7 million, and reorganization and other charges aggregating $146.1 million, respectively, before taxes. For details of such charges and the line items in which they are reflected, see Note 26 to the Consolidated Financial Statements.
(4)	1,227,397 and 1,333,745 incremental shares from assumed conversion of dilutive securities were not included in the computation of per share amounts for the years ended December 31, 2002 and 2001, respectively, because to do so would be antidilutive.
(5)	See Notes 3 and 20 to the Consolidated Financial Statements regarding the Closed Block.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Organization and Business

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life Insurance Company, (ii) independent third party insurance brokerage general agencies and securities broker dealers, and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2003, Retail distribution accounted for approximately 17.6% and 42.6% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues, while Wholesale distribution accounted for 82.4% and 57.4% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can more fully meet the insurance and investment needs of their customers, (vi) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (vii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (viii) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries. Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Trust Company, a federal savings bank, and Boston Advisors, Inc. (“Boston Advisors”), a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co., which was subsequently amended on February 22, 2004

(hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. The MONY Group has announced that it will pay a cash dividend, which was determined in accordance with the AXA Agreement, of approximately $0.33 to $0.35 per share to shareholders who are record holders of the issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of the merger transaction with AXA Financial. However, the exact per share amount of the dividend will be determined by the total number of issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of the merger transaction with AXA Financial. This dividend is expressly conditioned on the closing of the merger transaction with AXA Financial. See Notes 2 and 18 to the Consolidated Financial Statements for further information regarding MONY Group’s pending merger transaction with AXA Financial.

See Part I Item 1, “Business” and Notes 1, 2, and 9 to the Consolidated Financial Statements for further information regarding the Company’s organization and business.

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

The Company’s profitability depends in large part upon (i) price movements and trends in the securities markets, (ii) the amount of its assets and its third-party assets under management, (iii) the adequacy of its product pricing (which is primarily a function of competitive conditions, management’s ability to assess and manage trends in mortality and morbidity experience as compared to the level of benefit payments, and its ability to maintain expenses within pricing assumptions), (iv) supply and demand for the kinds of products and services offered by the Company (see Note 9 to the Consolidated Financial Statements included herein for the principal products and services offered by the Company), (v) the maintenance of the Company’s target spreads between credited rates on policyholders’ account balances and the rate of earnings on its investments, (vi) the amount of time purchasers of the Company’s insurance and annuity products hold and renew their contracts with the Company (referred to as “persistency”), which affects the Company’s ability to recover the costs incurred to sell such policies and contracts, (vii) the ability to manage the market and credit risks associated with its invested assets, (viii) returns on venture capital investments, (ix) the investment performance of its mutual fund and variable product offerings, and (x) commission and fee revenue from securities brokerage and investment banking operations which fluctuate with trading volume. External factors, such as general economic conditions and the securities markets, as well as legislation and regulation of the insurance marketplace and products, may also affect the Company’s profitability. In addition, downgrades of the claims paying ability ratings of the Company’s insurance subsidiaries by Nationally Recognized Statistical Rating Organizations may affect the Company’s ability to compete in the marketplace for its products and services. Similarly, downgrades of MONY Group’s credit ratings may affect the Company’s ability to access the debt markets to raise additional capital, which could affect the Company’s liquidity and ability to support the capital of its insurance subsidiaries.

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses, particularly the businesses comprising its Accumulation Products segment and the businesses comprising its Retail Brokerage and Investment Banking segment, are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, the level of retail securities trading volume, consumer sentiment and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of worsening economic and securities market conditions, as well as other matters that could adversely affect its future earnings.

If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically

If a majority of the outstanding shares are not voted in favor of the proposed merger with AXA Financial or if the AXA Financial merger transaction does not close for any reason, both the profitability and the financial condition of the Company could suffer severely. A.M. Best, Moody’s, S&P and Fitch have all recently lowered the Company’s ratings and/or their outlook on the Company’s ratings. It is likely that, in the event the proposed merger is not approved by MONY Group’s shareholders, the rating agencies would promptly further lower their ratings and/or their ratings outlook of MONY Group’s debt obligations and their financial strength ratings of its domestic insurance subsidiaries. This action could cause the Company either (a) to lose business to competitors, given that MONY Life’s distribution includes third-party channels with access to other, higher rated providers, or (b) to pay higher gross concessions to its distributors to maintain premium volume, resulting in lower profits. In addition, among other things, lower ratings could increase the rate of policy surrenders to MONY Life, thereby reducing revenue to a level that would require a write-down of deferred policy acquisition costs. A ratings downgrade could also undermine MONY Life’s relationships with its distributors and, thus, its attractiveness to third parties as an acquisition candidate. Further, such a downgrade could impair MONY Group’s ability to borrow money or to raise money by selling additional equity. This, in turn, could have a negative effect on the Company’s liquidity or the Company’s cost of capital.

In addition, a failure of the proposed merger with AXA Financial could have significant negative effects on the Company’s staff and agents. As to staff, many employees may have found other jobs by the time the transaction closes in anticipation of losing their positions with the Company after the closing. In addition, the perceived instability of the Company if the proposed transaction does not close could lead to additional employee and agent turnover.

Declines in Securities Market Prices Could Reduce the Value of Certain Intangible Assets on the Company’s Balance Sheet

•

The Company Might Have to Amortize or Write-Off Deferred Policy Acquisition Costs Sooner Than Planned. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), deferred policy acquisition costs (“DPAC”) (policy acquisition costs represent costs that vary with and primarily relate to the production of business, such as commissions paid to financial professionals and brokers) are amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. Such amortization is calculated based on the actual amount of earnings that have emerged to date relative to management’s best estimate of the total amount of such earnings expected to emerge over the life of such business. This calculation requires the Company to make assumptions about future investment yields, contract charges, interest crediting rates, mortality rates, lapse rates, expense levels, policyholder dividends and where flexibility is allowed, policyholder premium payment behavior. In addition, to the extent that the present value of estimated future earnings expected to emerge over the remaining life of the business is not sufficient to recover the remaining DPAC balance, GAAP requires that such excess DPAC amount be immediately charged to earnings. Accordingly, changes in the Company’s assumptions underlying DPAC or actual results that differ significantly from management’s prior estimates may materially affect the rate at which the Company amortizes or writes-off DPAC, which may materially affect its financial position and results of operations. Also, to the extent that circumstances lead management to conclude that the business, after writing off all DPAC, will not ultimately be profitable, the Company would be required to record its best estimate of the loss in the period such determination was made. While management believes such a scenario is unlikely, a sustained deterioration in the securities markets will significantly impact such determination and may require the Company to recognize a loss that could materially affect its financial position and results of operations.

At December 31, 2003 the carrying value of the Company’s DPAC was $1.3 billion. Approximately $172.0 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of the Company’s variable annuity DPAC, the accounting policy applied, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

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

The Company’s calculation of variable annuity product DPAC asset balances as of December 31, 2003 incorporated an asset growth assumption of 9.6% in 2004, gradually decreasing to 8.0% in 2013 and thereafter, for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of guaranteed minimum death benefits.

•	The Company Might Have to Write-Off Goodwill. The carrying value of goodwill in the Company’s Retail Brokerage and Investment Banking segment was $190.1 million at December 31, 2003. Such goodwill was tested for impairment in the fourth quarter of 2003 in accordance with FASB Statement No. 142 Goodwill and Other Intangible Assets (“SFAS 142”). As a result of the testing, a $4.0 million charge related to the impairment of goodwill in the Company’s Matrix subsidiary was recorded. If securities market conditions worsen or if there is a prolonged downturn in retail securities trading volumes, the Company might conclude, in the future, that all or a portion of the remaining carrying value of goodwill is impaired and must be written off.

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

The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. The Company generally limits these investments to no more than 2.0% to 3.0% of its total invested assets. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May 1995 are accounted for at fair value, while those acquired on or after May 1995 are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect the pro rata share of such mark to market adjustment if the Company accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company by the partnership, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments have had a significant impact on the Company’s earnings. The Company’s future earnings from venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position. At December 31, 2003, the carrying value of the Company’s venture capital investments was $177.6 million, of which $80.6 million was accounted for under the equity method and $97.0 million was accounted for at fair value.

Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

•

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At December 31, 2003, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the fund values of the Company’s in force annuity contracts) totaled approximately $418.0 million. At December 31, 2003, the Company carried a reserve of approximately $4.0 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained deterioration in the securities markets. In addition, the American Institute of Certified Public Accountants (“AICPA”) has issued guidance concerning the establishment of such reserves. This guidance requires the Company to change its methodology for determining the amount of reserves that should be established for such claims.

Accordingly, upon the adoption of the new guidance issued by the AICPA, effective for financial statements for fiscal years beginning after December 15, 2003, the Company will have to establish additional reserves. The Company estimates that under the new AICPA guidance it would have had to establish additional reserves of approximately $0.8 million at December 31, 2003.

Declines in Securities Market Prices Could Decrease the Company’s Revenues

•	As discussed above under the caption “General Discussion of Factors Affecting Profitability,” revenues from the Company’s separate account and mutual fund products depend, in large part, upon the amount of assets it has under management. Accordingly, a sustained deterioration in the securities markets can adversely affect the Company’s revenues which could be material to its results of operations and financial position.

Events in 2004 Could Result in Significant Changes to Pension and Other Post-retirement Benefit Costs

•	As required under GAAP, both the expected rate of return assumption for 2004 on assets funding the Company’s pension liabilities and other post-retirement benefits and the discount rate used to determine those liabilities were established at December 31, 2003. The Company made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields on high-quality corporate bonds. Due to the continuing decline in the market yield on high-quality corporate bonds, the Company lowered the discount rate assumption for 2004 to 6.125% from 6.625% in 2003, which will cause an increase in the Company’s net periodic expense in 2004 and thereafter. However, while the expected rate of return assumption for 2004 of 8.0% was not changed from that assumed in 2003, the fair value of plan assets grew more than anticipated during 2003, and accordingly, earnings on plan assets during 2004 attributable to such growth are expected to more than offset the increase in pension expense resulting from the use in 2004 of a lower discount rate assumption. Each 1% increment in the return on assets lowers the future expected annual GAAP expense for 2005 and later by approximately $700,000, while each 1% decrease in the discount rate adds approximately $9.6 million to annual expense.

•	While the market value of assets funding the Company’s tax-qualified defined benefit pension liabilities (“RISPE”) exceeded the Company’s tax-qualified defined benefit Accumulated Benefit Obligation (“ABO”) at December 31, 2003, any unfunded ABO at December 31, 2004 will either cause the Company to contribute assets to the pension plan in an amount sufficient to eliminate any unfunded ABO or, as required by GAAP, the Company will be required to charge to comprehensive income the full amount of any prepaid benefit cost at such date. At December 31, 2003, prepaid benefit costs aggregated $132.5 million. While management expects that, in the event of an underfunded position, it would make a contribution to the Company’s pension plan to avoid such a charge to comprehensive income, this will ultimately depend upon the total amount of any such underfunding, which largely is dependent upon the market values of assets backing the pension plan, and the ABO, at December 31, 2004. It should be noted that, in the event a company is required to charge its prepaid benefit cost asset to comprehensive income due to an underfunded position, in accordance with GAAP, a company may reestablish that asset if the market value of assets supporting the pension plan increases, the ABO decreases, and/or subsequent contributions increase plan assets to the level of the ABO.

The Company’s Expenses May Increase if it Chooses or Becomes Required to Adopt the Fair Value Recognition Provisions of Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock Based Compensation (“SFAS 123”) and Recognize Expense for the Issuance of Certain Employee Stock Based Compensation

•	Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under SFAS 123, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If the Company chooses to adopt these provisions of SFAS No. 123 or if it becomes required to adopt such provisions as a result of action by the Financial Accounting Standards Board (“FASB”), the adoption will result in additional expense recognition in an amount that may be material to the Company’s results of operations.

Segments

The Company’s business is organized in three principal reportable segments: the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts, which are not allocated to the segments, are reported as reconciling items. Reconciling items are principally comprised of: (i) revenues and expenses associated with contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, since its formation and commencement of operations in 2002—see Note 1 to the Consolidated Financial Statements, (iv) certain charges associated with the Company’s reorganization activities—see Note 26 to the Consolidated Financial Statements, and (v) merger related expenses incurred in connection with the pending merger of the MONY Group with AXA Financial—see Note 2 to the Consolidated Financial Statements.

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

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 4 to the Consolidated Financial Statements for a complete description of the Company’s significant accounting policies.

Investments—

The Company records investments in fixed maturity securities and equity securities available for sale, trading securities and certain investments in venture capital partnerships at fair value in its consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, the valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates, and the timing of cash flows because quoted market prices are not available. At December 31, 2003, the carrying value of private placement fixed maturity securities was $3,061.2 million.

The Company records changes in the fair values of investments in fixed maturity and equity securities available for sale that are not considered to be “other than temporarily impaired” in other comprehensive income. The Company reports changes in the value of trading securities and venture capital investments accounted for using the equity method, in the consolidated statement of income and comprehensive income. For investments the Company considers to be “other than temporarily impaired”, the Company records an impairment loss, which is reflected in realized gains and (losses) on investments. See—Investments—Other Than Temporary Impairment Charges On Investments in Fixed Maturity Securities and Common Stocks. Determining whether a security is “other than temporarily impaired” requires the use of estimates and significant judgment. The Company’s financial position and results of operations are therefore affected by changes in circumstances that affect the value of these investments and the Company’s determination as to whether the investments are “other than temporarily impaired”.

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and operating results are therefore sensitive to: (i) changes in the estimated cash flows from mortgages, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At December 31, 2003 and 2002, the valuation allowance on these mortgage loans was $20.0 million and $22.7 million, respectively.

Deferred policy acquisition costs and insurance reserves—

The Company values DPAC and insurance reserves in accordance with the relevant GAAP pronouncements: generally SFAS 60 for term and whole life insurance products, SFAS 97 for universal life and investment-type contracts, and SFAS 120 for traditional participating life insurance contracts. The valuation of DPAC and insurance reserves requires management to assume future investment yields, mortality rates, lapse rates, expense levels, policyholder dividends and where flexibility is allowed, policyholder premium payment behavior. For many of the Company’s products, amortization of DPAC varies with profit margins of the policies and contracts supporting the DPAC balances. The Company must periodically evaluate the recoverability of DPAC and the adequacy of its reserves based on historical and projected future results. Changes in management’s assumptions or actual results that differ significantly from management’s estimates may materially affect the Company’s financial position and results of operations. See—Potential Forward Looking Risks Affecting Profitability.

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

Litigation, contingencies and restructuring charges—

Accounting for litigation, contingencies and restructuring charges requires the Company to estimate the expected costs of events which have already occurred but which the Company has not completely resolved. As discussed in Note 18 to the Consolidated Financial Statements, the Company is party to various legal actions and proceedings in connection with its businesses. To the extent the losses are probable and reasonably estimable, the Company records liabilities related to these matters in accordance with the provisions of SFAS 5 and FASB Interpretation 14. Judgments or settlements exceeding established loss reserves or changes in the circumstances requiring management to update its loss estimate may materially affect the Company’s financial position and results of operations.

As discussed in Note 26 to the Consolidated Financial Statements, in each of the years in the three-year period ending December 31, 2003 the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and related benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates. See – Reorganization and Other Charges.

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

The Company’s assumption with respect to the future return on Plan assets is made by management after taking into consideration historic returns on such assets (generally the geometric annual rate of return over at least a ten year period), the actual mix of the Plan’s invested assets at the valuation date (which is assumed to be consistent in future periods), management’s outlook for future returns on such asset types, and the long-term outlook for such returns in the marketplace. At December 31, 2003, the Plan’s invested assets were comprised of the following:

	Fair Value As of December 31, 2003	Percentage of Total
	($ in millions)
Public common stocks	$238.3	61.5%
Public and private fixed maturity securities	112.4	29.0
Real estate	15.5	4.0
Cash and cash equivalents	21.4	5.5

	$387.6	100.0%

The Company’s assumption as to the appropriate discount rate to be used to determine the present value of the Company’s pension liabilities is made by management after taking into consideration the Moody’s AA rate index.

The Company’s assumption with respect to the rate of future compensation increases was made by management based on future expected salary trends.

The fair value of Plan assets is determined as follows:

•	Public and Private Fixed Maturity Securities—The estimated fair values of public fixed maturity securities are based upon quoted market prices, where available. The fair values of private fixed maturity securities or public fixed maturity securities which are not actively traded are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

•	Public common stock—The fair values of public common stock investments are determined based on quoted market prices.

•	Real estate—The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.

The most significant assumptions underlying the valuation of the Company’s pension valuation are the expected future rate of return on Plan assets and the discount rate which, at January 1, 2003, were determined to be 8.0% and 6.125%, respectively. Each 1% increment in the return on assets lowers the future expected annual GAAP expense for 2005 and later by approximately $700,000, while each 1% decrease in the discount rate adds approximately $9.6 million to annual expense.

Other significant estimates—

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize deferred tax benefits. See Notes 3 and 12 to the Consolidated Financial Statements.

Reorganization and Other Charges

During 2003, the Company recorded charges aggregating $5.8 million as part of the Company’s continuing initiative to enhance operating efficiency and effectively allocate resources. These charges consisted of: (i) severance and related benefits of $1.1 million incurred in connection with the merger of MONY Asset Management, Inc.’s operations into Boston Advisors and the resulting termination of certain employees; (ii) losses from the abandonment of leased offices of $1.3 million; (iii) losses from the abandonment of leased space in the Company’s home office of $2.0 million; (iv) write-offs of unused furniture and equipment in certain abandoned agency offices of $1.3 million; and (iv) moving and alteration costs incurred in connection with the consolidation of leased space in the Company’s home office of $0.2 million. The severance actions were substantially completed during the fourth quarter of 2003. The reserves established for the abandonment of leased agency offices and leased space in the Company’s home office are expected to run-off through 2008 and 2016, respectively. All of the charges recorded in 2003 represent “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

During the fourth quarter of 2002 and 2001, the Company recorded reorganization and other charges aggregating approximately $7.7 million and $146.1 million, respectively, as part of the Company’s initiative to enhance operating efficiency, more effectively allocate resources and capital, and discontinue certain non-core operations. Of these charges, $7.7 million and $19.0 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The 2002 restructure charge consisted of severance and related benefits resulting from headcount reductions of 161 and 26 in the Company’s home office and career agency system, respectively, as well as losses from the abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240 in the Company’s home office and career agency system, respectively, and $8.7 million of other miscellaneous items. These actions were substantially completed in 2002. The remaining restructuring reserves primarily relate to lease abandonment costs and are expected to run-off through 2007. The balance of the charge in 2001, $127.0 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio; (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds; (iii) write-downs of certain information technology assets; and (iv) other miscellaneous items.

The following tables summarize the components of the aforementioned charges recorded during 2003, 2002, and 2001, respectively. None of the charges referred to below as “Reorganization Charges” have been allocated to the Company’s operating segments, however, the charges in 2001 referred to as “Other Charges” have been allocated to the Company’s operating segments. All Reorganization Charges incurred in 2003, 2002 and 2001 are reported as reconciling items.

2003:	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$1.1	$—	$1.1
Leased offices and equipment	2.5	—	2.5
Lease abandonment and other	2.2	—	2.2

Total Reorganization Charges before tax(1)	$5.8	$—	$5.8

Total Reorganization Charges after tax	$3.8	$—	$3.8

(1)	All of the reorganization charges recorded in 2003 are “costs associated with exit or disposal activities” as described in SFAS 146.

2002:	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$6.6	$—	$6.6
Leased offices and equipment	1.1	—	1.1

Total Reorganization Charges before tax(1)	$7.7	$—	$7.7

Total Reorganization Charges after tax	$5.0	$—	$5.0

(1)	All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001:	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset impairments and valuation related write-downs	29.9	20.1	50.0
Deferred sales charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	22.9	—	22.9

Subtotal — Other Charges	69.2	20.1	89.3

Total — Reorganization and Other Charges before tax	$126.0	$20.1	$146.1

Total — Reorganization and Other Charges after tax	$81.9	$13.1	$95.0

All charges referred to as Reorganization Charges included in the tables above, except $17.0 million related to deferred policy acquisition costs in 2001 and $5.3 million related to investment expenses in 2001, are included in “Other Operating Costs and Expenses” in the Company’s 2001 consolidated statement of income and comprehensive income.

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 that the Other Charges in the table above are reflected in.

	Protection	Accumulation	Retail Brokerage and Investment Banking	Other/ Reconciling	Total
	($ in millions)
Premiums	$1.0	$—	$—	$—	$1.0
Net investment income	20.3	3.8	—	8.6	32.7
Group pension profit	2.5	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.7	35.5	65.1

Total Other Operating Charges	43.2	20.0	1.7	61.1	126.0

Net realized losses on investments	14.9	2.8	—	2.4	20.1

Total Reorganization and Other Charges	$58.1	$22.8	$1.7	$63.5	$146.1

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions, as well as the changes therein during the year ended December 31, 2003. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet.

	December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	December 31, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$8.3	$1.1	$(8.2)	$(0.7)	$0.5
Other restructure charges	4.4	4.7	(5.1)	—	4.0

Total Restructuring Charges Liability	$12.7	$5.8	$(13.3)	$(0.7)	$4.5

Summary of Financial Results

The following tables present the Company’s consolidated and segment results of operations for the years ended December 31, 2003, 2002 and 2001. The financial information herein is presented in accordance with GAAP unless otherwise noted.

Results of Operations

	For the Year Ended December 31, 2003
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(1)	Consolidated
	($ in millions)
Revenues:
Premiums	$667.9	$21.2	$—	$16.1	$—	$705.2
Universal life and investment-type policy fees	170.4	40.6	—	(0.1)	—	210.9
Net investment income	602.2	91.6	0.1	18.0	27.6	739.5
Net realized gains on investments	29.7	14.0	—	2.8	4.7	51.2
Group Pension Profits (4)	—	—	—	—	—	—
Retail brokerage and investment banking revenues	—	—	426.8	—	—	426.8
Other income	42.1	105.8	4.0	27.4	7.4	186.7

Total revenue	1,512.3	273.2	430.9	64.2	39.7	2,320.3

Benefits and Expenses:
Benefits to policyholders	762.5	49.7	—	23.8	5.5	841.5
Interest credited to policyholders’ account balances	75.1	56.3	—	8.0	—	139.4
Amortization of deferred policy acquisition costs	114.8	5.2	—	—	—	120.0
Dividends to policyholders	222.0	1.3	—	1.0	—	224.3
Other operating costs and expenses	274.5	125.1	424.0	40.3	90.6	954.5

Total expenses	1,448.9	237.6	424.0	73.1	96.1	2,279.7

Income/(loss) from continuing operations before income tax	$63.4	$35.6	$6.9	$(8.9)	$(56.4)	40.6

Income tax expense						9.9

Net income from continuing operations						30.7
Discontinued Operations: Income from real estate to be disposed of, net of income tax expense of $3.1 million						5.9

Net income						$36.6

Results of Operations—(Continued)

	For the Year Ended December 31, 2002
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(2)	Consolidated
	($ in millions)
Revenues:
Premiums	$662.9	$11.6	$—	$15.9	$—	$690.4
Universal life and investment-type policy fees	152.1	46.8	—	1.6	—	200.5
Net investment income	595.8	82.7	0.3	27.1	31.4	737.3
Net realized (losses)/gains on investments	(121.5)	(23.2)	—	(8.4)	0.1	(153.0)
Group Pension Profits (4)	82.3	—	—	—	—	82.3
Retail brokerage and investment banking revenues	—	—	397.1	—	—	397.1
Other income	15.0	96.1	0.7	17.3	10.8	139.9

Total revenue	1,386.6	214.0	398.1	53.5	42.3	2,094.5

Benefits and Expenses:
Benefits to policyholders	729.7	41.9	—	21.6	9.9	803.1
Interest credited to policyholders’ account balances	64.5	46.0	—	8.8	—	119.3
Amortization of deferred policy acquisition costs	110.3	45.8	—	—	—	156.1
Dividends to policyholders	185.6	1.2	—	1.2	—	188.0
Other operating costs and expenses	233.7	119.4	395.7	37.2	74.0	860.0

Total expenses	1,323.8	254.3	395.7	68.8	83.9	2,126.5

Income/(loss) from continuing operations before income tax	$62.8	$(40.3)	$2.4	$(15.3)	$(41.6)	(32.0)

Income tax benefit						11.2

Net loss from continuing operations						(20.8)
Discontinued Operations: Loss from real estate to be disposed of, net of income tax benefit of $1.4 million						(2.5)

Net loss						$(23.3)

Results of Operations—(Continued)

	For the Year Ended December 31, 2001
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling(3)	Consolidated
	($ in millions)
Revenues:
Premiums	$675.5	$5.3	$—	$14.5	$—	$695.3
Universal life and investment-type policy fees.	151.6	54.7	—	0.9	—	207.2
Net investment income	565.6	70.5	0.7	22.0	26.0	684.8
Net realized losses on investments	(6.2)	(1.9)	(0.2)	(4.0)	—	(12.3)
Group Pension Profits (4)	30.7	—	—	—	—	30.7
Retail brokerage and investment banking revenues	—	—	350.8	—	—	350.8
Other income	16.1	107.4	—	15.5	8.1	147.1

Total revenue	1,433.3	236.0	351.3	48.9	34.1	2,103.6

Benefits and Expenses:
Benefits to policyholders	754.5	34.1	—	20.6	5.5	814.7
Interest credited to policyholders’ account balances	60.6	41.3	—	8.6	—	110.5
Amortization of deferred policy acquisition costs	115.7	26.1	—	—	17.0	158.8
Dividends to policyholders	233.9	1.6	—	1.1	—	236.6
Other operating costs and expenses	245.5	127.2	371.3	39.8	92.6	876.4

Total expenses	1,410.2	230.3	371.3	70.1	115.1	2,197.0

Income/(loss) before income taxes	$23.1	$5.7	$(20.0)	$(21.2)	$(81.0)	(93.4)

Income tax benefit						32.6

Net loss						$(60.8)

(1)	Amounts reported as “reconciling” in 2003 primarily relate to (i) contracts issued by MONY Life relating to its employee benefits plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, (iv) charges totaling $5.8 million pre-tax relating to the Company’s reorganization activities (see “Reorganization and Other Charges”) and (v) merger related expenses totaling $9.6 million incurred in connection with MONY Group’s pending merger transaction with AXA Financial – see Note 2 to the Consolidated Financial Statements.
(2)	Amounts reported as “reconciling” in 2002 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, (iv) charges totaling $7.7 million pre-tax relating to the Company’s reorganization activities and (v) a $1.5 million reversal of certain reserves associated with the reorganization charge recorded in 2001. See “Reorganization and Other Charges”.
(3)	Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group and (iii) charges totaling $56.8 million pre-tax relating to the Company’s reorganization activities. See “Reorganization and Other Charges”.
(4)	See Note 13 to the Consolidated Financial Statements.

-Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums — —

Premium revenue was $705.2 million for 2003, an increase of $14.8 million, or 2.1%, from $690.4 million reported for 2002. The increase was primarily the result of higher premiums in the Protection Products and Accumulation Products segments of $5.0 million and $9.6 million, respectively. The following table summarizes the components of premiums recorded in each of the Company’s segments for the years ended December 31, 2003 and 2002, respectively.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Protection Products Segment:
Single premiums	$129.0	$130.4
New premiums	23.5	18.7
Renewal premiums	454.5	471.2
Premiums ceded	(47.7)	(40.4)

Total premiums, excluding USFL and other	559.3	579.9
USFL	108.8	83.3

	668.1	663.2
Other	(0.2)	(0.3)

Total Protection Products segment	667.9	662.9

Accumulation Products segment	21.2	11.6
Other Products segment	16.1	15.9

Total Premiums	$705.2	$690.4

Premium revenue in the Protection Products segment, excluding USFL, decreased $20.5 million, primarily due to a reduction of $16.7 million in renewal premiums on individual life, attributable mostly to the run-off of the Closed Block business, partially offset by an increase in renewal premiums on level term and whole life business outside the Closed Block. An increase in premiums ceded of $7.3 million, attributable to an increase in new and renewal premiums outside the Closed Block, also contributed to the decrease in premium revenue. The year over year increase in new premiums on individual life products outside the Closed Block was $5.3 million, primarily due to growth in the Level Term and Whole Life product lines.

USFL’s premiums were $108.8 million and $83.3 million for the years ended December 31, 2003 and 2002, respectively. The increase in USFL’s premiums was primarily due to an increase in renewal premiums attributable to the growth of its in-force block of business and improved retention. Higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states also contributed to the increase in USFL’s premiums.

The increase in premiums in the Accumulation Products segment from $11.6 million to $21.2 million was primarily due to an increase in life contingent immediate annuity sales. The stability and payout stream of the single premium life contingent immediate annuity product has been well received by customers, which has contributed to improved sales of the product.

Universal life and investment-type product policy fees —

Universal life and investment-type product policy fees were $210.9 million for 2003, an increase of $10.4 million, or 5.2%, from $200.5 million reported for 2002. The increase was primarily the result of higher fees in the Protection Products segment of $18.3 million, partially offset by lower fees in the Accumulation Products and Other

Products segments of $6.2 million and $1.7 million, respectively. The increase in the Protection Products segment was primarily the result of increases in Universal Life (“UL”), Variable Universal Life (“VUL”) and Corporate Sponsored Variable Universal Life (“CSVUL”) of $15.0 million, $3.2 million, and $2.8 million, respectively, net of reinsurance. The increases in UL and CSVUL fees were primarily due to higher Cost of Insurance (“COI”), administrative, loading, and reinsurance charges aggregating $8.8 million, $2.1 million, $4.8 million and $6.6 million, respectively, partially offset by a $4.4 million decrease in the amount of unearned revenue that was recognized on these products. The increase in VUL fees was primarily attributable to increases in COI charges and the amount of unearned revenue that was recognized of $1.8 million and $5.0 million, respectively, partially offset by decreased surrender, loading and reinsurance charges of $2.2 million, $1.2 million and $0.4 million, respectively. These increases on protection products were partially offset by a higher level of fees ceded to certain reinsurers.

The decrease in the Accumulation Products segment was primarily due to lower Flexible Premium Variable Annuity (“FPVA”) surrender charges of $3.2 million attributable to a negative market value adjustment and lower surrender rates, a decrease in mortality and expense charges of $1.7 million due to lower average FPVA separate account asset under management balances, and a $1.2 million increase in reinsurance charges attributable to an increase in the assets under management on the new Variable Annuity (VA) product introduced in January 2002. The average FPVA separate account assets under management balance for 2003 was $2.8 billion compared to $3.0 billion for 2002. The decrease in the Other Products segment was primarily due to a $1.0 million negative market value adjustment on the retained portion of the Company’s group pension business, and a $0.7 million decrease in fees earned on administrative charges.

Net investment income and net realized gains/(losses) on investments — —

Net investment income was $739.5 million for 2003, an increase of $2.2 million, or 0.3%, from $737.3 million reported for 2002. The increase in net investment income related primarily to a higher average invested asset balance offset by a decline in interest rates. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after net realized gains and (losses) on investments was 6.3% and 6.7%, respectively, for the year ended December 31, 2003, as compared to 6.6% and 5.2%, respectively, for the year ended December 31, 2002. See “— Investments — Investment Yields by Asset Category.”

As of December 31, 2003, the Company had approximately $10.6 million of additional unrealized pre-tax gains related to venture capital limited partnership investments accounted for at fair value that may be recognized in future earnings subject to market fluctuation. This amount is reflected in other comprehensive income on the Company’s statement of income and comprehensive income.

Net realized gains were $51.2 million for the year ended December 31, 2003, an increase of $204.2 million from losses of $153.0 million reported in the prior year. The increase was due primarily to significant losses recorded in 2002 relating to other than temporary impairment charges on fixed maturity securities of $115.5 million, valuation allowances taken on real estate properties of $26.7 million, and a $6.8 million litigation loss related to a specific joint venture real estate partnership. In comparison, for 2003 other than temporary impairment charges on fixed maturity securities and venture capital aggregated $42.8 million. Further contributing to the gains in 2003 was an increase in gains from sales of investments and prepayments on bonds and mortgages. See “— Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks” and see Note 18 to the Consolidated Financial Statements.

The following table presents the components of net realized gains and (losses) by investment category for the periods presented.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Fixed maturity securities	$47.7	$(79.3)
Equity securities	(9.1)	(38.7)
Real estate	1.3	(32.1)
Mortgage loans	18.6	(3.0)
Other	(7.3)	0.1

Total net realized gains/(losses)	$51.2	$(153.0)

Group Pension Profits — —

The Group Pension Transaction and the related Group Pension Profits ceased as of December 31, 2002. Refer to Note 13 of the Consolidated Financial Statements included herein for information regarding the Group Pension Transaction, the Group Pension Profits and the Final Value Payment, along with certain summary financial information relating thereto.

Retail brokerage and investment banking revenues — —

Retail brokerage and investment banking revenues were $426.8 million for 2003, an increase of $29.7 million, or 7.5%, compared to $397.1 million reported for 2002. This increase in revenues is a reflection of the upturn in the markets during 2003. Advest had revenues of $369.6 million for the year ended December 31, 2003 compared to $348.3 million reported for 2002, an increase of $21.3 million, or 6.1%. The increase was primarily due to higher retail, principal bond and syndicate underwriting commissions, partially offset by a decrease in interest revenue earned on margin accounts and stock borrowed. Revenues from MSC, a registered securities broker-dealer for the MONY Group’s career network, increased to $53.1 million from $44.8 million in the comparable prior year due to higher commission fee income.

The following table presents the components of retail brokerage and investment banking revenues for the periods presented.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Commissions	$168.6	$157.4
Interest	29.9	35.2
Principal transactions (1)	121.0	107.2
Asset management and administration	61.4	60.5
Investment banking	35.5	27.9
Other	10.4	8.9

Total retail brokerage and investment banking revenues	$426.8	$397.1

(1)	Includes commissions and trading profits from trading securities where Advest acts as principal.

Other income — —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $186.7 million for 2003, an increase of $46.8 million, or 33.5%, from $139.9 million reported for 2002. The increase was due primarily to higher income in the Protection Products, Accumulation Products, Other Products and Retail Brokerage and Investment Banking segments of $27.1 million, $9.7 million, $10.1 million and $3.3 million, respectively, partially offset by a decrease in reconciling amounts of $3.4 million. The following table summarizes the components of other income recorded in each of the Company’s segments for the years ended December 31, 2003 and 2002, respectively.

	For the Years Ended December 31,
	2003	2002
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$14.0	$(11.5)
Reinsurance allowances	13.9	12.1
Other miscellaneous	14.2	14.4

Total Protection Products segment	42.1	15.0

Accumulation Products segment	105.8	96.1
Retail Brokerage and Investment Banking Products segment	4.0	0.7
Other Products segment	27.4	17.3
Reconciling amounts	7.4	10.8

Total Other Income	$186.7	$139.9

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially offset the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In 2003, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $14.0 million compared to $(11.5) million in 2002. The change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment was $2.5 million in 2003 compared to $(2.0) million in 2002. For reporting purposes, the results of the COLI contract are allocated among the segments.

In addition to the increase in the cash surrender value of the COLI contract, the Accumulation Products segment also reported increases in fee income and supplementary contract sales of $3.8 million and $3.5 million, respectively. These increases were partially offset by a $2.1 million decrease in advisory fees from the Company’s mutual fund management operations. The increase in the Retail Brokerage and Investment Banking segment was due to non-recurring revenue related to an insurance settlement from the events of September 11th, while the increase in the Other Products segment was primarily due to increased revenues from the Company’s insurance brokerage subsidiaries. The decrease in reconciling amounts was primarily due to lower revenue attributable to the Company’s employee benefit plans.

Benefits to policyholders — —

Benefits to policyholders were $841.5 million for 2003, an increase of $38.4 million, or 4.8%, from $803.1 million reported for 2002. The increase consisted primarily of higher benefits of $32.8 million, $7.8 million, and $2.2 million in the Protection Products, Accumulation Products, and Other Products segments, respectively, partially offset by a decrease in reconciling amounts of $4.4 million. The increase in the Protection Products segment of $32.8 million was primarily attributable to (i) a $24.5 million increase in death claims in USFL, attributable to an unusually high level of claims in the first half of 2003 compared to an unusually low level of claims in 2002 and an increase in USFL’s in-force block of business, (ii) an increase in death benefits on

CSVUL and individual life outside the Closed Block of $3.3 million and $5.0 million, respectively, attributable primarily to increased sales of these products over the past few years, (iii) a $17.8 million increase in death benefits in the Closed Block, net of reinsurance, attributable to an unusually low level of claims in 2002 , and (iv) a $6.8 million increase in reserves primarily due to the growth of the in-force block of business for USFL’s products and for individual life products outside the Closed Block. These increases were partially offset by a $21.7 million decrease in surrender benefits, primarily in the Closed Block, attributable to conservation efforts, and a $3.6 million decrease in death benefits on UL business. The decrease in death benefits on UL business is attributable to poor mortality experience in 2002 compared to 2003. The increase in the Accumulation Products segment was primarily due to higher reserves on individual annuity products and supplementary contracts of $9.0 million and $2.1 million, respectively, partially offset by lower benefit reserves of $3.4 million on the Company’s FPVA product as compared to the prior year. The increased reserves on individual annuities and supplementary contracts were attributable to higher sales of these accumulation products, while the lower reserves for guaranteed minimum death benefits (“GMDB”) on the Company’s FPVA products were due to improving market conditions. The reduction in GMDB reserves was partially offset by an increase in death benefit payouts. The increased benefits in the Other Products segment were primarily attributable to higher reserves for group health and an increase in claims experience.

Interest credited to policyholders’ account balances — —

Interest credited to policyholders’ account balances was $139.4 million for 2003, an increase of $20.1 million, or 16.8%, from $119.3 million reported for the comparable prior year. The increase was primarily attributable to higher interest crediting of $10.6 million and $10.3 million in the Protection Products and Accumulation Products segments, respectively, offset by lower interest crediting of $0.8 million in the Other Products segment. The increase in the Protection Products segment was primarily due to higher interest crediting on CSVUL and UL products of $6.7 million and $3.1 million, respectively, due to a larger in-force block on those products. Higher interest crediting on VUL, individual life and Guaranteed Universal Life (“GUL”) products aggregating $0.8 million made up the remainder of the increase in the Protection Products segment. The increase in the Accumulation Products segment was primarily attributable to higher interest crediting on the Flexible Premium Deferred Annuity (“FPDA”) and FPVA products of $10.2 million and $2.1 million, respectively, partially offset by decreased interest crediting on Single Premium Deferred Annuity (“SPDA”) business and other annuity contract business of $1.4 million and $0.6 million, respectively. The increase in interest crediting on FPDA and FPVA business was related to higher general account fund balances resulting from new sales of these products. The decrease in interest crediting on SPDA and other annuity contract business is primarily attributable to the continued run-off of these lines of business.

Amortization of deferred policy acquisition costs — —

Amortization of DPAC was $120.0 million for 2003, a decrease of $36.1 million, or 23.1%, from $156.1 million reported for 2002. The decrease was primarily due to lower amortization of $40.6 million in the Accumulation Products segment, partially offset by an increase of $4.5 million in the Protection Products segment. The decreased amortization in the Accumulation Products segment was due primarily to increased future margins as a result of higher revenue from underlying funds and an increase in future profitability due to improved market returns. The market upturn in 2003 triggered lower amortization of $11.0 million for the year ended December 31, 2003 compared to the prior year when the deterioration of the markets triggered accelerated DPAC amortization of approximately $17.9 million for the year ended December 31, 2002. The increased revenue from underlying funds resulted in decreased DPAC amortization in the Accumulation Products segment of approximately $8.6 million. The increase in the Protection Products segment was primarily attributable to increased amortization of $5.2 million, $3.2 million and $3.0 million on the VUL, individual life and UL product lines, respectively, attributable to growth in these blocks of business. These increases were partially offset by lower amortization of $2.8 million on the CSVUL product line due to higher net death claims and lower amortization of approximately $3.9 million in the Closed Block resulting from a reduction in maintenance expenses which reflects cost reduction measures instituted over the past few years.

Dividends to policyholders — —

Dividends to policyholders (all but a de minimus amount of which are recorded in the Protection Products segment) were $224.3 million for 2003, an increase of $36.3 million, or 19.3%, from $188.0 million reported for 2002. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $36.3 million increase in dividends to policyholders was due to a period over period increase of $38.3 million in the deferred dividend liability, offset by a period over period decrease of $2.0 million in dividends paid to policyholders due to the run-off of the Closed Block business.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders, referred to as the deferred dividend liability. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life as more fully discussed in Note 3 to the Consolidated Financial Statements. Due to the recognition of realized losses from other than temporary impairment charges on invested assets during the fourth quarter of 2002, the actual experience of the Closed Block earnings was less than expected in the prior year, and as a result, the deferred dividend liability for 2002 was unusually low compared to the current year. See “—Year Ended December 31, 2002 Compared to Year Ended December 31, 2001- Net Investment Income and Realized Gains/(Losses)”. The deferred dividend liability was $65.7 at December 31, 2003.

Other operating costs and expenses — —

Other operating costs and expenses were $954.5 million for 2003, an increase of $94.5 million, or 11.0%, from $860.0 million for 2002. The following table summarizes the change in other operating costs and expenses reported in each of the Company’s segments for the years ended December 31, 2003 and 2002, respectively.

	For the Years Ended December 31,
	2003	2002	$ Increase
	($ in millions)
Protection Products segment	$274.5	$233.7	$40.8
Accumulation Products segment	125.1	119.4	5.7
Retail Brokerage and Investment Banking segment	424.0	395.7	28.3
Other Products segment	40.3	37.2	3.1
Reconciling amounts	90.6	74.0	16.6

Total Other Operating Costs and Expenses	$954.5	$860.0	$94.5

The increase in the Protection Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $43.4 million, offset by a decrease in other general operating expenses of $2.6 million. The $43.4 million increase in the costs related to the Company’s employee benefit plans consisted of a $21.1 million increase in the non-qualified deferred compensation liabilities and a $22.3 million increase in pension expense. The Company purchased a COLI contract to provide a funding mechanism for the non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially offset the changes in the Company’s non-qualified deferred compensation liabilities. The cash surrender value of the COLI contract is reflected in the statement of income and comprehensive income caption entitled “other income”. The increase in the Accumulation Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $7.6 million, and a charge of $2.0 million relating to reserves established for the support of certain market fund net asset values, partially offset by a $2.0 million reduction in compensation and other miscellaneous expenses at Enterprise and a decrease in other general expenses of $1.9 million. The increased expenses in the Retail Brokerage and Investment Banking segment were primarily attributable to higher employee compensation and other benefit expenses of $20.3 million, attributable primarily to an increase in commission expense directly related to increased commission revenues, a $7.0 million increase in expense reimbursement allowances attributable to the increased commission revenues, a charge of $4.0 million related to the impairment of goodwill at Matrix, and an increase in other general expenses of $5.8 million. These increases in the Retail Brokerage and Investment Banking segment were offset by a decrease in interest expense of $8.8 million. The increase in reconciling amounts related primarily to merger related expenses of $9.6 million, consisting primarily of legal and consulting costs relating to MONY Group’s pending merger with AXA Financial (see Note 2 to the Consolidated Financial Statements), an increase in interest expense of $6.7 million relating to the issuance of the Insured Notes on April 30, 2002 (see Notes 21 and 22 to the Consolidated Financial Statements), and an increase in other general expenses (primarily stock option expense, transfer agent fees and postage) of $2.2 million. These increases in reconciling amounts were partially offset by a decrease in reorganization charges of $1.9 million (see Note 26 to the Consolidated Financial Statements).

The Company recorded a federal income tax expense in 2003 of $13.0 million, compared to a federal income tax benefit of $12.6 million in 2002. The Company’s effective tax rates were approximately 26.2% and 35.0% in 2003 and 2002, respectively. See Note 12 to the Consolidated Financial Statements for details of the sources of the differences between the statutory federal income tax rate of 35.0% and the Company’s effective tax rate.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Premiums — —

Premium revenue was $690.4 million for 2002, a decrease of $4.9 million, or 0.7%, from $695.3 million reported for 2001. The decrease was primarily the result of lower premiums in the Protection Products segment of $12.6 million partially offset by increases in the Accumulation Products and Other Products segments of $6.3 million and $1.4 million, respectively. The following table summarizes the components of premiums recorded in each of the Company’s segments for the years ended December 31, 2002 and 2001, respectively.

	For the Years Ended December 31,
	2002	2001
	($ in millions)
Protection Products Segment:
Single premiums	$130.4	$143.3
New premiums	18.7	15.1
Renewal premiums	471.2	491.6
Premiums ceded	(40.4)	(35.0)

Total premiums, excluding USFL and other	579.9	615.0
USFL	83.3	60.0

	663.2	675.0
Other	(0.3)	0.5

Total Protection Products segment	662.9	675.5

Accumulation Products segment	11.6	5.3
Other Products segment	15.9	14.5

Total Premiums	$690.4	$695.3

Premium revenue in the Protection Products segment, excluding USFL, decreased $35.9 million, primarily due to a reduction in single and renewal premiums on individual life of $12.9 million and $20.4 million, respectively. The decrease in premiums was primarily attributable to a reduction of the in-force block.

USFL’s premiums were $83.3 million and $60.0 million for the years ended December 31, 2002 and 2001, respectively. The increase in USFL’s premiums was primarily due to higher new premiums on special risk insurance products attributable to the increased penetration of the broker market into more states and an increase in renewal premiums.

The increase in premiums in the Accumulation Products segment from $5.3 million to $11.6 million was primarily due to an increase in life contingent immediate annuity sales while the increase in the Other Products segment from $14.5 million to $15.9 million was primarily attributable to an increase in assumed premiums from the U.S. Servicemen’s Group Life Insurance Pool (“SEGLI”).

Universal life and investment-type product policy fees — —

Universal life and investment-type product policy fees were $200.5 million for 2002, a decrease of $6.7 million, or 3.2%, from $207.2 million reported for 2001. The decrease was primarily a result of lower fees in the Accumulation Products segment of $7.9 million, partially offset by higher fees in the Protection Products and Other Products segments of $0.5 million and $0.7 million, respectively. The decrease in the Accumulation Products segment was primarily due to lower FPVA mortality and expense charges of $7.5 million, attributable to lower separate account fund balances. Annuity assets under management were $4.0 billion at December 31, 2002 compared to $4.6 billion at December 31, 2001. The increase in the Protection Products segment was primarily due to an increase of $9.8 million in VUL relating to an increase in that block of business and a decrease of $1.5 million relating to certain reinsurance attributable to protection products. This was partially offset by decreases in UL and CSVUL fees of $5.2 million and $5.1 million, respectively. The decrease in UL fees was due to lower COI charges attributable to the overall decline in UL business, and the decrease in CSVUL fees was primarily due to lower renewal premiums.

Net investment income and net realized gains/(losses) on investments — —

Net investment income was $737.3 million for 2002, an increase of $52.5 million, or 7.7%, from $684.8 million reported for 2001. The increase in net investment income primarily consisted of: (i) a $41.9 million increase in income from investments in venture capital partnerships to $6.5 million for the year ended December 31, 2002, from a loss of $35.4 million reported for the year ended December 31, 2001 (See “Investments — Limited Partnership Interests”) (ii) a $6.5 million increase in income from real estate investments, and (iii) additional earnings from the increase in invested assets which was substantially offset by a decline in interest rates. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on investments was 6.6% and 5.2%, respectively, for the year ended December 31, 2002, as compared to 6.2% and 6.1%, respectively, for the year ended December 31, 2001. See “— Investments — Investment Yields by Asset Category.”

As of December 31, 2002, the Company had approximately $3.3 million of additional unrealized pre-tax gains related to venture capital limited partnership investments accounted for at fair value that may be recognized in future earnings subject to market fluctuation. The amount is reflected in other comprehensive income in the Company’s statement of income and comprehensive income.

Net realized losses were $153.0 million for 2002, an increase of $140.7 million from losses of $12.3 million reported for 2001. The increase in realized losses primarily consisted of other than temporary impairment charges on fixed maturity and equity securities of $115.5 million and $38.5 million, respectively, valuation allowances taken on real estate properties of $26.7 million and a $6.8 million litigation loss related to a specific joint venture real estate partnership, offset by gains from sales of investments and prepayments on fixed maturity securities of $38.2 million. See “— Investments — Other Than Temporary Impairment Charges on Investments in Fixed Maturity Securities and Common Stocks” and Note 18 to the Consolidated Financial Statements.

The following table presents the components of net realized gains and (losses) by investment category for the periods presented.

	For the Years Ended December 31,
	2002	2001
	($ in millions)
Fixed maturity securities	$(79.3)	$(2.6)
Equity securities	(38.7)	(7.8)
Real estate	(32.1)	(5.4)
Mortgage loans	(3.0)	9.3
Other	0.1	(5.8)

Total net realized losses	$(153.0)	$(12.3)

Group Pension Profits — —

Group Pension Profits (which ceased as of December 31, 2002 — see Note 13 to the Consolidated Financial Statements) of $82.3 million for the year ended December 31, 2002 include earnings of $54.1 million from the final payment due from Aegon USA, Inc. (“AEGON”) (“Final Value Payment”) in connection with the expiration of the Group Pension Transaction at December 31, 2002. Excluding the Final Value Payment, Group Pension Profits for the year ended December 31, 2002 were $28.2 million, a decrease of $2.5 million, as compared to $30.7 million recorded in the prior year. The decrease primarily resulted from the continuing run-off of the group pension in force business transferred by the Company pursuant to the Group Pension Transaction.

Refer to Note 13 of the Consolidated Financial Statements included herein for information regarding the Group Pension Transaction, the Group Pension Profits and the Final Value Payment, along with certain summary financial information relating thereto.

Retail brokerage and investment banking revenues — —

Retail brokerage and investment banking revenues were $397.1 million for the year ended December 31, 2002, an increase of $46.3 million, or 13.2%, compared to $350.8 million reported for 2001 to increased revenues from Advest, MSC, and Matrix. Advest had revenues of $348.3 million for 2002 compared to $304.1 million reported for 2001, an increase of $44.2 million, or 14.6%. The increase was primarily due to an additional month of revenue in 2002 (Advest was acquired by the Company on January 31, 2001), partially offset by a decrease in interest revenue due to the outsourcing of Advest’s clearing operations. Advest’s results for the year ended December 31, 2002 also include $21.6 million in revenue from Lebenthal, which was acquired by Advest in November, 2001 and merged into Advest, Inc. in early 2002, and Babson-United which was acquired by Advest on May 31, 2002. Revenues from MSC, a registered securities broker-dealer for the MONY Group’s career network, increased to $44.8 million from $43.6 million in the comparable prior year due to higher commission fee income. Matrix revenues increased to $4.0 million from $3.1 million in the prior year due to higher mergers and acquisition related fees.

The following table presents the components of retail brokerage and investment banking revenues for the periods presented.

	For the Years Ended December 31,
	2002	2001
	($ in millions)
Commissions	$157.4	$140.7
Interest	35.2	56.2
Principal transactions (1)	107.2	78.4
Asset management and administration	60.5	17.5
Investment banking	27.9	47.2
Other	8.9	10.8

Total retail brokerage and investment banking revenues	$397.1	$350.8

(1)	Includes commissions and trading profits from trading securities where Advest acts as principal.

Other income — —

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees and other miscellaneous revenues) was $139.9 million for 2002, a decrease of $7.2 million, or 4.9%, from $147.1 million reported for 2001. The decrease was due primarily to lower income in the Protection Products and Accumulation Products segments of $1.1 million and $11.3 million, respectively, partially offset by increased income in the Other Products and Retail Brokerage and Investment Banking segments and reconciling amounts of $1.8 million, $0.7 million and $2.7 million, respectively. The following table summarizes the components of other income recorded in each of the Company’s segments for the years ended December 31, 2002 and 2001, respectively.

	For the Years Ended December 31,
	2002	2001
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$(11.5)	$(3.7)
Reinsurance allowances	12.1	13.5
Other miscellaneous	14.4	6.3

Total Protection Products segment	15.0	16.1

Accumulation Products segment	96.1	107.4
Retail Brokerage and Investment Banking segment	0.7	—
Other Products segment	17.3	15.5
Reconciling amounts	10.8	8.1

Total Other Income	$139.9	$147.1

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

The decrease in the Accumulation Products segment was due primarily to an $11.1 million decrease in commission revenue earned by Enterprise and a $1.4 million decrease in the change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment, partially offset by a $2.1 million increase in other miscellaneous revenues. For reporting purposes, the results of the COLI contract are allocated among the segments. The increase in the Other Products segment was primarily due to increased revenues from the Company’s insurance brokerage subsidiaries, while the increase in reconciling amounts was primarily due to higher revenue attributable to the Company’s employee benefit plans.

Benefits to policyholders — —

Benefits to policyholders were $803.1 million for 2002, a decrease of $11.6 million, or 1.4%, from $814.7 million reported for 2001. The decrease consisted primarily of lower benefits of $24.8 million in the Protection Products segment offset by higher benefits in the Accumulation Products segment, Other Products segment and reconciling amounts of $7.8 million, $1.0 million and $4.4 million, respectively. The decrease of $24.8 million in the Protection Products segment was due primarily to lower benefits of $35.3 million and $2.7 million on individual life and VUL business, respectively, partially offset by an increase in benefits related to UL business of $13.3 million. The decrease in individual life was due to lower death benefits, surrenders, and reserves, primarily in the Closed Block, as a result of better mortality and improved persistency, while the decrease in VUL was primarily attributable to lower death benefits, net of reinsurance. The increase in UL business was primarily attributable to poor mortality. The increase in the Accumulation Products segment was primarily due to higher supplementary contract and individual annuity reserves of $1.2 million and $5.1 million, respectively, coupled with higher benefit reserves of $0.8 million on the Company’s FPVA products line as compared to the prior year. The increased reserves are attributable to higher sales of accumulation products and higher provisions for guaranteed minimum death benefits on the Company’s FPVA products line due to unfavorable market conditions and the decline in assets under management. The increase in reconciling amounts is due to higher costs attributable to the Company’s employee benefit plans.

Interest credited to policyholders’ account balances — —

Interest credited to policyholders’ account balances was $119.3 million for 2002, an increase of $8.8 million, or 8.0%, from $110.5 million reported for 2001. The increase was primarily attributable to higher interest crediting of $3.9 million in the Protection Products segment, $4.7 million in the Accumulation Products segment and $0.2 million in the Other Products segment. The increase in the Protection Products segment was primarily related to higher interest crediting on CSVUL of $3.0 million primarily due to higher general account fund values. The increase in the Accumulation Products segment was primarily attributable to higher interest crediting of $7.3 million on FPVA business and $2.0 million on the new FPDA product, partially offset by decreased interest crediting on supplementary contracts, SPDA business, and other annuity contract business of $2.0 million, $1.9 million and $0.5 million, respectively. The increase in interest crediting on FPVA business was related to higher general account fund balances. The decrease in interest crediting on supplementary contracts was attributable to lower interest rates, while the decrease on SPDA and other annuity contract business was due to the continued run-off of these products.

Amortization of deferred policy acquisition costs — —

Amortization of DPAC was $156.1 million for 2002, a decrease of $2.7 million, or 1.7%, from $158.8 million reported for 2001. The decrease was primarily due to lower amortization of $5.4 million in the Protection Products segment and $17.0 million in reconciling amounts, partially offset by an increase of $19.7 million in the Accumulation products segment. The decrease in the Protection Products segment was primarily due to lower amortization in the Closed Block of $10.4 million due to the run-off of this block of business and the implementation of SOP 00-3 in 2001. In addition, the UL product line had lower amortization of $3.5 million due to unfavorable mortality and the GUL product line had lower amortization of $1.5 million. This was partially offset by increased amortization in the VUL and term product lines of $4.4 million and $2.0 million, respectively as these blocks of business continue to grow. The decrease of $17.0 million in reconciling amounts related to reorganization and other charges recorded during the fourth quarter of 2001 (see Note 26 to the Consolidated

Financial Statements). Of the $17.0 million, approximately $13.0 million represented a write-off of DPAC in the Company’s international insurance subsidiary to reflect reduced expectations of future profitability due primarily to revised business strategies, and approximately $4.0 million represented the write-off of DPAC on the Company’s GUL business. The increase in the Accumulation Products segment was due to higher amortization in the FPVA product caused by an acceleration of amortization, which was attributable to a decline in variable annuity assets under management and lower expected future profit margins.

Dividends to policyholders — —

Dividends to policyholders (all but a de minimus amount of which are recorded in the Protection Products segment) were $188.0 million for 2002, a decrease of $48.6 million, or 20.5%, from $236.6 million reported for 2001. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $48.6 million decrease in dividends to policyholders was due to a year over year decrease of $35.8 million in the deferred dividend liability, and a year over year decrease of $12.8 million in dividends paid to policyholders.

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during the year ended December 31, 2002 were $202.6 million, a decrease of $12.8 million, or 5.9%, from $215.4 million reported in the comparable prior year period. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of the ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block (see Note 3 to the Consolidated Financial Statements).

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected cash flows from the in force policies in the Closed Block were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 3 to the Consolidated Financial Statements. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings”. The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the “deferred dividend liability”. Due to the recognition of realized losses from “other than temporary impairment” charges on invested assets during the fourth quarter of 2002, the actual experience of the Closed Block earnings was less than expected. The deferred dividend liability was $33.2 million at December 31, 2002.

Other operating costs and expenses — —

Other operating costs and expenses were $860.0 million for 2002, a decrease of $16.4 million, or 1.9%, from $876.4 million for 2001. The decrease was primarily attributable to decreases in the Protection Products segment, Accumulation Products segment, Other Products segment and reconciling amounts of $11.8 million, $7.8 million, $2.6 million and $18.6 million, respectively, partially offset by increased expenses in the Retail Brokerage and Investment Banking segment of $24.4 million. The decreases in the Protection Products and Accumulation Products segments were primarily attributable to lower compensation and other miscellaneous expenses of $18.6 million and $9.7 million, respectively, partially offset by higher costs related to the Company’s employee benefit plans of $6.6 million and $2.0 million, respectively. The increase in the Retail Brokerage and Investment Banking segment was primarily attributable to the inclusion of an additional month of Advest’s expenses in 2002 (because Advest was acquired by the Company on January 31, 2001) of approximately $33.0 million and higher compensation expense of approximately $15.4 million, partially offset by lower interest expense of $17.1 million and the elimination of goodwill expense of $6.7 million (see Note 25 to the Consolidated Financial Statements). The decrease in reconciling amounts related primarily to a decrease in reorganization charges of $26.5 million (see Note 26 to the Consolidated Financial Statements) and miscellaneous expenses of $5.5 million, partially offset by an increase in interest expense of $13.2 million. The increased interest expense related primarily to the issuance of the Insured Notes on April 30, 2002 (see Notes 21 and 22 to the Consolidated Financial Statements).

The Company recorded a federal income tax benefit in 2002 of $12.6 million, compared to a federal income tax benefit of $32.6 million in 2001. The Company’s effective tax rate was approximately 35.0% in 2002 and 2001.

Results of Operations of the Closed Block

The results of operations of the Closed Block are combined with the results of operations outside the Closed Block in the Protection Products segment in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Set forth below is a discussion and analysis of the results of operations of the Closed Block for the periods indicated.

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Premiums	$479.2	$509.1	$551.4
Net investment income	393.5	396.5	397.6
Net realized gains/(losses)	12.2	(51.4)	6.0
Other income	1.9	2.2	2.4

Total revenues	886.8	856.4	957.4

Benefits to policyholders	562.6	566.8	606.9
Interest credited to policyholders’ account balances	8.8	8.6	8.9
Amortization of deferred policy acquisition costs	45.2	49.1	59.4
Dividends to policyholders	220.7	185.5	233.1
Other operating cost and expenses	6.5	6.1	7.0

Total benefits and expenses	843.8	816.1	915.3

Contribution from the Closed Block	$43.0	$40.3	$42.1

No new policies have been added to the Closed Block subsequent to MONY Life’s demutualization. Therefore, the Company expects the revenues and benefits related to the Closed Block to decrease over time as the in-force business declines. This is consistent with the “glide path earnings” established in connection with MONY Life’s plan of demutualization.

Closed Block — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums — —

Premiums were $479.2 million for the year ended December 31, 2003, a decrease of $29.9 million, or 5.9%, from $509.1 million reported in the prior year. The decrease in premiums is in line with the continued run-off of the in force business in the Closed Block.

Net investment income and net realized gains/(losses) — —

Net investment income was $393.5 million for the year ended December 31, 2003, a decrease of $3.0 million, from $396.5 million reported in the prior year, attributable primarily to lower interest rates on fixed maturity securities.

Net realized gains were $12.2 million for the year ended December 31, 2003, an increase of $63.6 million, from losses of $51.4 million reported in the prior year. The increase in realized gains/(losses) was attributable primarily to an increase in prepayment gains and a decrease in other than temporary impairments on bonds. The following table sets forth the components of net realized gains/(losses) by investment category for the years ended December 31, 2003 and 2002.

	For the Year Ended December 31,
	2003	2002
	($ in millions)
Fixed maturity securities	$10.0	$(46.8)
Mortgage loans	2.2	(4.6)

Total net realized gains/(losses)	$12.2	$(51.4)

Other income — —

Other income was $1.9 million for the year ended December 31, 2003, a decrease of $0.3 million, or 13.6%, from $2.2 million reported in the prior year due to lower mortgage loan modification fees.

Benefits to policyholders — —

Benefits to policyholders were $562.6 million for the year ended December 31, 2003, a decrease of $4.2 million, or 0.7%, from $566.8 million reported in the comparable prior year. The decrease resulted primarily from: (i) a $21.8 million decrease in surrenders (surrenders were $323.4 million and $345.2 million for the years ended December 31, 2003 and 2002, respectively), and (ii) a $0.6 million decrease in annuity benefits, disability benefits and mature endowments, offset by (iii) higher death benefits of $17.8 million (death benefits were $190.9 million and $173.1 million for the years ended December 31, 2003 and 2002, respectively), and (iv) an increase in change in reserves of $0.4 million (the change in reserves was $38.5 million and $38.1 million for the years ended December 31, 2003 and 2002, respectively)

Interest credited to policyholders’ account balances — —

Interest credited to policyholders’ account balances was $8.8 million for the year ended December 31, 2003 a decrease of $0.2 million from $8.6 million reported in the prior year. The decrease in interest crediting was primarily due to a decrease in interest crediting on overdue policy claims.

Amortization of deferred policy acquisition costs — —

Amortization of DPAC was $45.2 million for the year ended December 31, 2003, a decrease of $3.9 million, or 7.9%, compared to $49.1 million reported in the prior year. The decrease in amortization was due principally to the run-off of the Closed Block’s block of business and lower maintenance expenses as a result of cost reduction efforts instituted in the Closed Block over the past few years.

Dividends to policyholders — —

Dividends to policyholders were $220.7 million for the year ended December 31, 2003, an increase of $35.2 million, or 19.0%, compared to $185.5 million reported in the prior year. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $35.2 million increase in dividends to policyholders was due to a period over period increase of $38.3 million in the deferred dividend liability expense, offset by a period over period decrease of $3.1 million in dividends paid to policyholders.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders, referred to as the deferred dividend liability. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life as more fully discussed in Note 3 to the Consolidated Financial Statements. Due to the recognition of realized losses from “other than temporary impairment” charges on invested assets during the fourth quarter of 2002, the actual experience of the Closed Block earnings was less than expected in the prior year. See “Closed Block – Year ended December 31, 2002 compared to Year Ended December 31, 2001-Net Investment Income and Net Realized Gains/(Losses)”. The deferred dividend liability was $65.7 million at December 31, 2003 an increase of $32.5 million from $33.2 million at December 31, 2002.

Other operating costs and expenses — —

Other operating costs and expenses were $6.5 million for the year ended December 31, 2003, an increase of $0.4 million from $6.1 million reported in the prior year. The increase was primarily attributable to an increase in miscellaneous expenses and taxes.

Closed Block — Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Premiums — —

Premiums were $509.1 million for the year ended December 31, 2002, a decrease of $42.3 million from $551.4 million reported in the prior year. Excluding reinvested dividends, premiums decreased by approximately $28.1 million, or 6.8%, which was in line with the expected run-off of the in force business in the Closed Block. Premiums from reinvested dividends decreased by $14.1 million primarily due to a reduction in the dividend scale effective January 1, 2002.

Net investment income and net realized gains/(losses) — —

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

	For the Years Ended December 31,
	2002	2001
	($ in millions)
Fixed maturity securities	$(46.8)	$3.2
Mortgage loans	(4.6)	2.8

Total net realized (losses)/gains	$(51.4)	$6.0

Benefits to policyholders — —

Benefits to policyholders were $566.8 million for the year ended December 31, 2002, a decrease of $40.1 million from $606.9 million reported in the comparable prior year. The decrease resulted primarily from: (i) lower death benefits of $14.7 million compared to the prior year as a result of improved mortality experience (death benefits were $173.1 million and $187.8 million for the years ended December 31, 2002 and 2001, respectively), (ii) a decrease in surrender benefits of $10.6 million compared to the prior year as a result of improved persistency experience (surrender benefits were $345.2 million and $355.8 million for the years ended December 31, 2002 and 2001, respectively), and (iii) a $14.6 million decrease in the change in reserves compared to the comparable prior year results (changes in reserves were $39.1 million and $53.7 million for the years ended December 31, 2002 and 2001, respectively).

Other Income — —

Other income was $2.2 million for the year ended December 31, 2002, a decrease of $0.2 million from $2.4 million reported in the prior year due to lower loan modification fees.

Interest credited to policyholders’ account balances — —

Interest credited to policyholders’ account balances was $8.6 million for the year ended December 31, 2002 a decrease of $0.3 million from $8.9 million reported in the prior year. The decrease in interest crediting was primarily due to a decrease in interest crediting on overdue policy claims.

Amortization of deferred policy acquisition costs — —

Amortization of DPAC was $49.1 million for the year ended December 31, 2002, a decrease of $10.3 million, compared to $59.4 million reported in the prior year. The $10.3 million decrease in amortization was due principally to the run-off of this block of business and the implementation of SOP 00-3 in 2001 See “Dividends to policyholders” below for an explanation of the deferred dividend liability.

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

Due to a reduction in the dividend scale effective January 1, 2002, policyholder dividends payable during 2002 were $199.7 million, a decrease of $11.8 million from $211.5 million reported in the prior year. The dividend scale reduction reflects lower forecasted ultimate profitability of the Closed Block due primarily to declines in the interest rate environment for fixed income assets. Determination of dividends paid to policyholders in the Closed Block is based on a forecast of the ultimate profitability of the Closed Block over its remaining expected life. The purpose of reducing or increasing dividends to policyholders in the Closed Block is to attempt to align the payment of such dividends to the emergence of expected profits from the Closed Block. See Note 3 to the Consolidated Financial Statements.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block, as well as certain expenses, as more fully discussed in Note 3 to the Consolidated Financial Statements. The expected emergence of earnings from such cash flows is referred to as the “glide path earnings.” The aforementioned additional liability (which represents the actual Closed Block earnings in excess of expected Closed Block glide path earnings) is referred to as the deferred dividend liability. Due to the recognition of realized losses from “other than temporary impairment” charges on invested assets during the fourth quarter of 2002, the actual experience of the Closed Block earnings was less than expected. See “— Net Investment Income and Net Realized Gains/(Losses)” above. The deferred dividend liability was $33.2 million at December 31, 2002.

Other operating costs and expenses — —

Other operating costs and expenses were $6.1 million for the year ended December 31, 2002, a decrease of $0.9 million from $7.0 million reported in the prior year. The decrease was primarily attributable to a decrease in premium taxes as a result of lower premiums.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection, accumulation, and retail brokerage and investment banking products and services during the years ended December 31, 2003, 2002 and 2001 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received during the periods presented on COLI and BOLI business and single premium paying policies are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented. The amounts presented with respect to the Retail Brokerage and Investment Banking segment represent fees earned by Advest, Matrix Private Equity, Inc. and Matrix Capital Markets, Inc. (together “Matrix”) and MSC primarily from securities brokerage, investment banking and asset management services.

The information presented should not be viewed as a substitute for revenues determined in accordance with GAAP. Revenues in accordance with GAAP related to product sales are generated from both current and prior period sales that are in-force during the reporting period. For protection products, GAAP recognizes premium revenue when due from a policyholder. For accumulation products, GAAP revenues are a function of fee based charges applied to a contract holder’s account balance. Because of how revenues are recognized in accordance with GAAP, management does not believe GAAP revenues are meaningful in assessing the periodic sales production of a life insurance company and, accordingly, a reconciliation to GAAP revenues would not be meaningful.

New Business and Revenues By Source

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Protection Products
Career Agency System (1)(2)	$59.2	$63.6	$86.7
U. S. Financial Life Insurance Company	64.9	55.8	49.0
MONY Partners Brokerage and Other (1)	40.1	12.0	4.7
COLI and BOLI	171.8	147.6	74.3

Total New Annualized Life Insurance Premiums	$336.0	$279.0	$214.7

Accumulation Products
Career Agency System—Variable Annuities (3)	$412.0	$405.0	$393.0
Fixed Annuities	198.0	138.0	—
Career Agency System—Mutual Funds	189.0	231.0	359.0
Third Party Distribution—Mutual Funds	1,077.0	1,007.0	962.0

Total Accumulation Sales	$1,876.0	$1,781.0	$1,714.0

Retail Brokerage & Investment Banking Revenues
Advest	$369.6	$348.3	$304.1
MONY Securities Corp.	53.1	44.8	43.6
Matrix Capital Markets	4.1	4.0	3.1

Total Retail Brokerage & Investment Banking Revenues	$426.8	$397.1	$350.8

(1)	Includes COLI and BOLI sales of $6.4 million sold through the Retail distribution channel and $1.8 million sold through the Wholesale distribution channel in the year ended December 31, 2003. COLI and BOLI sales through the Wholesale and Retail distribution channels were not significant for the years ended December 31, 2002 and 2001.
(2)	Excludes non-proprietary sales by the Company’s career financial professionals of $36.8 million, $21.1 million, and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.
(3)	Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Protection Products Segment—

New Business Information for the year ended December 31, 2003 compared to the year ended December 31, 2002

Total new annualized recurring and single life insurance premiums were $336.0 million for the year ended December 31, 2003, compared with $279.0 million for the year ended December 31, 2002. The increase was primarily due to increased sales of COLI and BOLI, which were $171.8 million for the year ended December 31, 2003, compared to $147.6 million in the prior year, and an increase in new life insurance premiums sold through the Wholesale distribution channel. The improvement in COLI and BOLI sales was attributable primarily to MONY Group’s pending merger with AXA Financial, whose strong financial ratings are important in the COLI and BOLI markets. There were 66 new cases and 1,690 new policies issued in 2003, approximately 40% of which were in the fourth quarter. In 2002, there were 43 new cases and 2,061 new policies issued, approximately 20% of which were in the 2002 fourth quarter. Prior to the announcement of the proposed merger with AXA Financial in September 2003, the Company’s COLI and BOLI sales for the first nine-months of 2003 were down $32.9 million from the comparable prior year period. New life insurance premium sales from the Company’s Wholesale distribution channel, primarily MONY Partners, totaled $37.5 million for the year ended December 31, 2003 compared to $11.2 million in the comparable prior year. These results are an indication of how well the Company’s protection product offerings have been received by the brokerage community.

New life insurance premiums (annualized recurring and single premiums) sold through the career agency network decreased to $59.2 million for the year ended December 31, 2003 compared to $63.6 million for the comparable prior year. Excluding COLI and BOLI sales of $6.4 million included in the career agency network’s results for the year ended December 31, 2003, new life insurance premiums decreased by $10.8 million from the prior year’s levels. However, sales of non-proprietary products through the career agency network increased to $36.8 million in 2003 from $21.1 million in 2002.

USFL sales were $64.9 million for the year ended December 31, 2003, compared to $55.8 million during the comparable prior year due to increased penetration of the brokerage market.

New Business Information for the year ended December 31, 2002 compared to the year ended December 31, 2001

Total new annualized recurring and single life insurance premiums were $279.0 million for the year ended December 31, 2002, compared with $214.7 million for the year ended December 31, 2001. The increase was primarily due to increased sales of COLI and BOLI from the Company’s Wholesale distribution channel, which were $147.6 million for the year ended December 31, 2002, compared to $74.3 million for the comparable prior year. The increase was primarily due to an overall increase in new cases and policies issued in 2002 compared to 2001. There were 43 new cases and 2,061 new policies issued for the year ended December 31, 2002 compared to 29 new cases and 1,074 new policies for the year ended December 31, 2001. Corporate sales, approximately 99% of which are from the Company’s Wholesale distribution channel, are large premium cases, which typically generate revenues that can fluctuate considerably from quarter to quarter.

New life insurance premiums (annualized recurring and single premiums) through the career agency network decreased to $63.6 million for the year ended December 31, 2002 compared to $86.7 million for the comparable prior year period. The decrease was primarily due to weaker markets throughout 2002 and a reduction in the career network’s sales force.

USFL sales were $55.8 million for the year ended December 31, 2002, compared to $49.0 million during the comparable 2001 period due to increased penetration of the brokerage market into more states.

Accumulation Products Segment —

The following tables set forth assets under management at December 31, 2003, 2002, and 2001 as well as the changes in the primary components of assets under management during the years then ended.

	For the Years Ended December 31,
	2003	2002	2001
	($ in billions)
Assets under management:
Individual variable annuities	$3.8	$3.2	$3.9
Individual fixed annuities(1)	1.0	0.8	0.7
Proprietary retail mutual funds	4.8	3.7	4.4

	$9.6	$7.7	$9.0

Individual variable annuities:
Beginning account value	$3.2	$3.9	$4.4
Sales(2)	0.4	0.4	0.4
Market appreciation	0.6	(0.5)	(0.4)
Surrenders and withdrawals(2)	(0.4)	(0.6)	(0.5)

Ending account value	$3.8	$3.2	$3.9

Proprietary retail mutual funds:
Beginning account value	$3.7	$4.4	$4.8
Sales (3)	1.4	1.2	1.3
Dividends reinvested	0.0	0.0	0.1
Market appreciation	0.7	(0.9)	(0.6)
Redemptions	(1.0)	(1.0)	(1.2)

Ending account value	$4.8	$3.7	$4.4

(1)	Amount presented for 2002 includes fixed annuity sales of approximately $0.2 billion.
(2)	Excludes sales and surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.
(3)	Includes in 2003, the assumed management of $0.2 billion of money market funds previously managed by a third party.

New Business Information for the year ended December 31, 2003 compared to the year ended December 31, 2002

Accumulation sales were $1,876.0 million for the year ended December 31, 2003 compared to $1,781.0 million for the year ended December 31, 2002. Enterprise had sales of $1,266.0 million, $1,077.0 million of which were sold through third-party broker-dealers and $189.0 million of which were sold through the Company’s career network. For the year ended December 31, 2002, Enterprise sales were $1,238.0 million, $1,007.0 million of which were sold through third-party broker-dealers and $231.0 million of which were sold through the Company’s career network. Accumulation assets under management increased 24.7% to $9.6 billion as of December 31, 2003 from $7.7 billion as of December 31, 2002, attributable primarily to an improvement in the equity markets during 2003, and net cash inflows of $275.0 million for the year. The improvement in the equity markets during 2003 was also reflected in higher sales of the Company’s variable annuities, the sales of which were $412.0 million for the year ended December 31, 2003 compared to $405.0 million in the prior year.

New Business Information for the year ended December 31, 2002 compared to the year ended December 31, 2001

Accumulation sales were $1,781.0 million for the year ended December 31, 2002 compared to $1,714.0 million in the comparable prior year. Enterprise had sales of $1,238.0 million, $1,007.0 million of which were sold through third-party broker-dealers and $231.0 million of which were sold through the Company’s career network. For the year ended December 31, 2001, Enterprise sales were $1,321.0 million, $962.0 million of which were from third-party broker dealers and $359.0 million of which were sold through the Company’s career network. Due to a decline in the equity markets and a 15.0% decline in the Dow Jones Industrial average during 2002, accumulation assets under management decreased 14.4% to $7.7 billion as of December 31, 2002 from $9.0 billion as of December 31, 2001.

Retail Brokerage and Investment Banking Segment —

New Business Information for the year ended December 31, 2003 compared to the year ended December 31, 2002

Retail brokerage and investment banking revenues were $426.8 million for the year ended December 31, 2003 compared to $397.1 million for the comparable prior year, reflecting an upturn in the markets during 2003. Advest’s revenues were $369.6 million for the year ended December 31, 2003, compared to $348.3 million for the comparable prior year. The increase in revenues was driven primarily by higher retail, principal bond and syndicate underwriting commissions, partially offset by a decrease in interest revenue earned on margin accounts and stock borrowed. Revenues from Advest’s private client group were $228.4 million for the year ended December 31, 2003 compared to $206.9 million for the comparable prior year. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the year ended December 31, 2003, MSC, a registered securities broker-dealer for MONY Group’s career network, posted revenues of $53.1 million, compared with $44.8 million during the comparable prior year.

New Business Information for the year ended December 31, 2002 compared to the year ended December 31, 2001

Retail brokerage and investment banking revenues were $397.1 million for the year ended December 31, 2002 compared to $350.8 million for the comparable prior year. Although revenues improved over last year, market volatility adversely affected revenues at Advest and MSC. Advest’s revenues were $348.3 million for the year ended December 31, 2002, compared to $340.5 million for the comparable prior year on a proforma basis. The increase in revenues was driven primarily by higher municipal bond and fixed income sales and increased trading activity, as well as higher investment banking revenues. Revenues from Advest’s private client group were $206.9 million for the year ended December 31, 2002 compared to $201.0 million for the comparable prior year on a proforma basis to include Advest’s private client group for the month of January 2001. Advest was acquired by the Company on January 31, 2001. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the year ended December 31, 2002, MSC, a registered securities broker-dealer for MONY’s career network, had revenues of $44.8 million, compared with $43.6 million in the comparable prior year.

Liquidity and Capital Resources

MONY Group —

Formation of MONY Holdings and MONY Holdings Structured Debt Issuance

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings, LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life (see Notes 1 and 22 to the Consolidated Financial Statements), issued $300 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

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

This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the Insured Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block Business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes. The amount of dividends attributable to the Closed Block Business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block business, subject to certain adjustments described in the indenture (see Note 21 to the Consolidated Financial Statements).

If an event of default occurs (and is not waived) with regard to compliance with the terms of the Indenture under which the Insured Notes were issued or if MONY Group’s senior debt rating is downgraded to BB+ or below by Standard & Poor’s Rating Services (“S&P”) or to Ba2 or below by Moody’s Investors Service, Inc., the insurer of the Insured Notes, at its option, may (a) declare all future premiums payable pursuant to the Insurance Agreement among it, MONY Holdings, MONY Group and MONY Life to be immediately due and payable, (b) cause all assets held in the debt service coverage account in excess of an amount equal to the debt service payable on the next scheduled payment date on the Insured Notes to be applied to prepay all or a portion of the principal or accrued interest on the Insured Notes, or (c) do both (a) and (b). See — Business — Ratings and — Potential Forward Looking Risks Affecting Profitability — If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically.

Cash Inflows and Outflows

MONY Group’s cash inflows principally consist of investment income from its invested assets (including principal and interest payments on the inter-company surplus notes of MONY Life (see Note 16 to the Consolidated Financial Statements), principal and interest payments on the inter-company demand notes due from certain of its subsidiaries, and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid). MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block Business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the inter-company surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law. As of December 31, 2003, MONY Group and MONY Holdings had cash and cash equivalents (including all commercial paper and U.S. Treasury investments) aggregating approximately $235.0 million. The cash and cash equivalents balance at December 31, 2003 includes proceeds received by MONY Group of approximately $52.4 million from the purchase of MONY Group common stock by AXA Financial pursuant to the exercise of warrants (see Note 2 to the Consolidated Financial Statements) and proceeds of approximately $9.8 million from the exercise of options by employees and career financial professionals (see Note 23 to the Consolidated Financial Statements).

Credit Facility

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million. This facility was renewed in July 2003, with the next renewal date scheduled for July 2004, subject to bank approval. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program. In accordance with specified covenants of the facility, MONY Life and its insurance subsidiaries are required to maintain total tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain (a) a debt to capitalization ratio not to exceed 40% and (b) cash and cash equivalents, as defined in the credit facility, on a separate company basis equal to the greater of $75.0 million or one and one half years of debt service. As of December 31, 2003, MONY Group was in compliance with each of the covenants. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2003 and 2002. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

Shelf Registration and Issuances Thereunder

On January 12, 2000, the MONY Group filed a registration statement with the SEC to register certain securities. This registration, known as a “Shelf Registration,” provides the MONY Group with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. Through December 31, 2003 the MONY Group issued $575.0 million of par value securities in the form of senior indebtedness pursuant to the Shelf Registration, which remain outstanding as of December 31, 2003.

Consolidated Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income, increased to $2,918.8 million at December 31, 2003, as compared to $2,814.9 million at December 31, 2002. The increase was primarily due to net income for the year of $36.6 million and an increase in capital of approximately $71.0 million as a result of the issuance of stock from the exercise of warrants and options, as discussed above under the heading “Cash Inflows and Outflows”. The Company’s debt to equity ratio (excluding accumulated comprehensive income and short term debt) was 42.9% at December 31, 2003 as compared to 45.2% at December 31, 2002. The Company’s debt to total capitalization ratio (excluding accumulated comprehensive income and short term debt) decreased to 30% at December 31, 2003 from 31.1% at December 31, 2002 as a result of the increase in the Company’s total capitalization.

Common Stock Repurchase Program

On January 11, 2000, the Board of the MONY Group approved a common share repurchase program which authorized the repurchase of up to 5% of its outstanding common shares. On May 16, 2001, the majority of the repurchases under the program having been completed, the Board of the MONY Group approved a second common share repurchase program to take effect upon completion of the original program. The second program authorized the repurchase of up to 5% of the then outstanding common shares. On November 20, 2002, with nearly all of the repurchases under the second program having been completed, the Board of the MONY Group approved a third common share repurchase program to take effect upon completion of the second program. This program also authorized the repurchase of up to 5% of the then outstanding common shares. There have not been any repurchases under the third program. Under the programs, the MONY Group may repurchase such shares from time to time, as market conditions and other factors warrant. The programs may be discontinued at any time. As of December 31, 2003, 4.8 million shares had been repurchased at an aggregate cost of approximately $155.6 million, of which 1.2 million shares, 2.5 million shares and 1.1 million shares were repurchased in 2002, 2001 and 2000, respectively, for consideration of $33.0 million, $89.6 million and $33.0 million, respectively. There were no shares repurchased under this program in 2003.

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

The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in its DSCA Sub-account CBB (see Note 22 to the Consolidated Financial Statements) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group. Under the New York State Insurance Law, the maximum allowable dividend from MONY Life to MONY Holdings in 2004 without regulatory approval is $87.4 million.

In 2003, MONY Group contributed $40.0 million to MONY Holdings, which in turn contributed such amount to MONY Life to support its capital and surplus. At December 31, 2003 total statutory capital and surplus, including Asset Valuation Reserves, was approximately $1.1 billion. Total statutory capital and surplus represents that of MONY Life, the principal insurance company subsidiary of the MONY Group and the direct or indirect parent of all of MONY Group’s insurance subsidiaries. The sufficiency of MONY Life’s statutory capital and surplus is a significant factor in determining its and its subsidiaries’ claims paying ability ratings. Statutory basis surplus is computed on the basis of Statutory Accounting Practices, which are those accounting principles or practices prescribed or permitted by an insurer’s domiciliary state. Statutory Accounting Practices are set forth in the insurance laws, regulations and administrative rulings of each state, publications of the National Association of Insurance Commissioners and other documents and accordingly, a reconciliation of statutory capital and surplus to shareholders’ equity determined in accordance with GAAP would not be meaningful.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “— Investments — General.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of the Company’s total annuity reserves and deposit liabilities at December 31, 2003 and 2002.

Withdrawal Characteristics of Annuity Reserves and Deposit Liabilities

	Amount at December 31, 2003	Percent of Total	Amount at December 31, 2002	Percent of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,138.5	18.2%	$1,054.6	19.1%
Subject to discretionary withdrawal — with market value adjustment or at carrying value less surrender charge	4,019.5	64.2	3,369.8	61.2

Subtotal	5,158.0	82.4	4,424.4	80.3
Subject to discretionary withdrawal — without adjustment at carrying value	1,102.1	17.6	1,085.5	19.7

Total annuity reserves and deposit liabilities (gross)	6,260.1	100.0%	5,509.9	100.0%

Less reinsurance	66.5		68.6

Total annuity reserves and deposit liabilities (net)	$6,193.6		$5,441.3

The following table sets forth by product line the actual amounts paid in connection with surrenders and withdrawals for the periods indicated.

Surrenders and Withdrawals

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Product Line:
Traditional life	$329.1	$350.0	$367.1
Variable and universal life	61.8	60.0	72.1
Annuities(1)	377.7	459.0	465.0
Group pension(2)	142.4	162.4	94.5

Total	$911.0	$1,031.4	$998.7

(1)	Excludes approximately $33.2 million, $71.0 million and $208.0 million in 2003, 2002 and 2001, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.
(2)	Excludes transfers between funds within the MONY Life benefit plans.

The Company’s principal sources of liquidity to meet cash outflows are its portfolio of liquid assets and its net operating cash flow. During 2003, the Company reported net cash inflows from operations of $88.4 million, a $19.8 million increase from net cash inflows of $68.6 million 2002. The Company’s liquid assets include substantial U.S. treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs.

See Notes 17 and 18 to the Consolidated Financial Statements for additional information related to the Company’s bank credit facility, liquidity and capital resources. Also, see “— Investments” for information on the Company’s investment portfolio.

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

Clearing and Financing of Operating Activities

In January 2002, Advest outsourced its clearing operations to an unaffiliated third party clearing organization named “Wexford”. Advest now clears trades on a “fully disclosed” basis through Wexford. Inventories are custodied and financed by Wexford; consequently, Advest no longer engages in stock loan activities. In addition, all Advest customer accounts are maintained on the books of Wexford. In its capacity as clearing broker, Wexford finances the operating activities of Advest. These activities include the purchase of securities inventories and payment of clearing fees both for customer and proprietary accounts. In addition, Wexford collects commissions, dividends, interest and trading profits on behalf of Advest. Advest, at any time, can be in either a net receivable or net payable position with Wexford. At December 31, 2003, Advest had a net receivable from Wexford.

Assets and Capital

Advest’s assets are highly liquid in nature. At December 31, 2003, liquid assets which include cash and cash equivalents, receivables from brokers, dealers and clearing firms, and available-for-sale and trading securities, comprised 73.0% of Advest’s total assets. At December 31, 2002, liquid assets which include cash and cash equivalents, receivables from brokerage customers, securities borrowed, receivables from brokers and dealers, and available for sale and trading securities, comprised 71.0% of Advest’s total assets.

On December 31, 2003, Advest paid off $7.0 million in short-term borrowings, which was the fifth and final installment of annual payments to satisfy a $35.0 million note payable.

The SEC requires Advest to maintain liquid net capital to meet its obligations to customers. As a result of the outsourcing of clearing operations to Wexford, Advest’s capital requirement changed to $1.0 million at December 31, 2002 from $10.7 million prior to the outsourcing of the clearing operations. At December 31, 2003 the capital requirement for Advest remained at $1.0 million. Advest’s regulatory net capital of $53.2 million at December 31, 2003 exceeded required net capital by $52.2 million. Pursuant to the outsourcing agreement with Wexford, Advest is required to maintain net capital of $25.0 million. At December 31, 2003, Advest’s net capital exceeded this requirement by $28.2 million.

Contractual Cash Obligations

The following table provides a summary of the Company’s material contractual obligations as of December 31, 2003, other than those arising from its ordinary product activities and from its pension obligations. See Note 11 to the Consolidated Financial Statements for details of the Company’s pension plans and other postretirement benefits.

	Contractual Payments Due by Period
	Total	2004	2005	2006	2007	2008	After 2008
	($ in millions)
Long Term Debt (1)	$1,302.9	$65.1	$339.2	$44.7	$44.7	$69.8	$739.4
Equity Partnership Investments (2)	96.4	96.4	—	—	—	—	—
Operating Leases (3)	262.5	42.0	37.1	32.4	28.7	26.0	96.3
Other Commercial Commitments (4)	140.9	140.9	—	—	—	—	—

Total	$1,802.7	$344.4	$376.3	$77.1	$73.4	$95.8	$835.7

(1)	Included in long-term debt are amounts owed at December 31, 2003 on the Company’s Senior Notes, Surplus Notes and Insured Notes, as well as its credit facility. These borrowings are further explained in Notes 16 and 18 to the Consolidated Financial Statements. The table assumes that the long-term debt is held to maturity.
(2)	The Company anticipates that these amounts could be invested in these partnerships at any time, but are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.
(3)	See Note 18 to the Consolidated Financial Statements for further details on the Company’s operating leases.
(4)	Primarily commitments to fund private fixed maturity securities, agricultural loans and floating rate commercial mortgages (see Note 18 to the Consolidated Financial Statements). The unfunded commitments for the commercial mortgage loans are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations except insofar as inflation affects interest rates.

INVESTMENTS

The following discussion and analysis includes the Debt Service Coverage Account sub-account OB and sub-account CBB (See Note 21 to the Consolidated Financial Statements). This discussion should be read in conjunction with the summary financial information regarding Closed Block assets in Note 20 to the Consolidated Financial Statements.

General

The Company had total consolidated assets at December 31, 2003 of approximately $21.3 billion. Of the Company’s total consolidated assets at such date, approximately $16.4 billion represented assets held in the Company’s general account (which includes $6.7 billion of assets in the Closed Block), and approximately $4.9 billion held in the Company’s separate accounts.

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

The following discussion and tables analyze the major categories of general account invested assets. This discussion excludes trading account securities of Advest and securities pledged as collateral.

Invested Assets

	As of December 31,
	2003		2002
	Carrying Value(1)	% of Total	Carrying Value(1)	% of Total
	($ in millions)
Fixed maturity securities, available-for-sale, at fair value	$8,525.3	67.4%	$7,971.2	66.3%
Fixed maturity securities, trading, at fair value	78.3	0.6	—	0.0
Equity securities, available-for-sale, at fair value	257.3	2.0	249.0	2.1
Mortgage loans on real estate	1,782.4	14.1	1,877.4	15.6
Policy loans	1,180.0	9.3	1,212.5	10.1
Real Estate — to be disposed of	—	0.0	26.8	0.2
Real Estate — held for investment	174.1	1.4	180.2	1.5
Other invested assets	102.5	0.8	110.8	0.9
Cash and cash equivalents	556.8	4.4	390.0	3.3

Total	$12,656.7	100.0%	$12,017.9	100.0%

(1)	Includes $61.1 million and $61.8 million in fixed maturity securities and $5.0 million and $2.1 million in cash and cash equivalents in the Debt Service Coverage Account sub-account OB and $7.5 million and $9.4 million in cash and cash equivalents included in the Debt Service Coverage Account sub-account CBB for the years ended December 31, 2003 and 2002.

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

Investment Yields by Asset Category

	2003	2002	2001
Fixed maturity securities, available-for-sale	6.5%	6.9%	7.3%
Equity securities, available-for-sale	5.0	2.9	(10.8)
Mortgage loans on real estate	7.8	7.5	7.8
Policy loans	6.6	6.9	6.9
Real estate — held for investment	3.1	8.5	4.4
Real estate — to be disposed of(1)	(0.3)	2.5	4.2
Other invested assets	16.1	16.1	8.4
Cash and cash equivalents	1.3	2.1	4.4

Total invested assets before investment expenses	6.5	6.9	6.6
Investment expenses	(0.2)	(0.3)	(0.4)

Total invested assets after investment expenses	6.3%	6.6%	6.2%

(1)	For the years ended December 31, 2003 and 2002, income from real estate to be disposed of is classified as part of Discontinued Operations on the Company’s consolidated statement of income and comprehensive income.

The yield on general account invested assets (including net realized gains and losses on investments) was 6.7%, 5.2% and 6.1% for the years ended December 31, 2003, 2002 and 2001, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded and privately placed debt securities, and redeemable preferred stock which represented 68.0% and 66.3% of total invested assets excluding trading securities in Advest at December 31, 2003 and 2002, respectively.

The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC Designations”. The NAIC Designations closely mirror the Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) credit ratings for marketable debt instruments. NAIC Designations 1 and 2 include bonds considered investment grade (“Baa” or higher by Moody’s, or “BBB” or higher by S&P) by such rating organizations. NAIC Designations 3 through 6 are referred to as below investment grade (“Ba” or lower by Moody’s, or “BB” or lower by S&P).

The following table presents the Company’s fixed maturity securities by NAIC Designation and the equivalent ratings of the NRSRO as of December 31, 2003 and 2002, as well as the percentage, based on fair value, that each designation comprises.

Total Fixed Maturity Securities by Credit Quality

		As of December 31, 2003			As of December 31, 2002
NAIC Rating	Rating Agency Equivalent	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/AaA(1)	$4,834.9	59.0%	$5,073.9	$4,220.7	57.2%	$4,558.7
2	Baa	2,523.2	31.2	2,687.5	2,320.7	31.3	2,496.2
3	Ba	543.0	6.7	577.5	604.1	7.7	610.5
4	B	133.9	1.8	153.5	176.4	2.2	172.0
5	Caa and lower	50.0	0.7	59.8	48.8	0.6	47.4
6	In or near default	6.3	0.1	10.3	35.6	0.4	35.9

	Subtotal	8,091.3	99.5	8,562.5	7,406.3	99.4	7,920.7
	Redeemable preferred stock	37.0	0.5	41.1	47.0	0.6	50.5

	Total fixed maturity securities	$8,128.3	100.0%	$8,603.6	$7,453.3	100.0%	$7,971.2

(1)	Amounts in 2003 and 2002 include fixed maturity securities of $58.3 million and $58.3 million, respectively, at amortized cost and $61.1 million and $61.8 million, respectively, at estimated fair value included in the DSCA sub-account OB.

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

At December 31, 2003, the percentage, based on estimated fair value, of total public fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 95.1% compared to 94.0% at December 31, 2002. At December 31, 2003, the percentage, based on estimated fair value, of total private placement fixed maturity securities that were investment grade (NAIC Designation 1 or 2) was 81.9% compared to 80.9% at December 31, 2002.

Within its fixed maturity securities portfolio, the Company identifies “problem fixed maturity securities”, “potential problem fixed maturity securities” and “restructured fixed maturity securities”. See Note 4 to the Consolidated Financial Statements for a discussion of the criteria used in these identifications.

The Company has a well-diversified portfolio of fixed maturity securities. The portfolio at December 31, 2003 included 19.9% in consumer goods and services, 16.5% in government and government agency, 12.0% in asset and mortgage backed securities, 8.7% in other manufacturing, and the remaining 42.9% in other sectors none of which exceeded 10.0% of the total fixed maturity securities portfolio. At December 31, 2002, the portfolio included 18.3% in consumer goods and services, 12.9% in government and government agency, 12.7% in asset and mortgage backed securities, 10.6% in other manufacturing, and the remaining 45.5% in other sectors none of which exceeded 10.0% of the total fixed maturity securities portfolio.

The following table presents the amortized cost and estimated fair value of fixed maturity securities by contractual maturity dates, as of December 31, 2003 and 2002. Periodic payments have been included in the year of final maturity.

Fixed Maturity Securities by Contractual Maturity Dates

	As of December 31, 2003		As of December 31, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$265.6	$276.3	$498.9	$507.7
Due after one year through five years(1)	2,197.8	2,373.9	2,082.4	2,227.1
Due after five years through ten years	3,028.8	3,225.6	2,851.6	3,099.2
Due after ten years	1,644.0	1,699.1	1,052.0	1,121.1

Subtotal	7,136.2	7,574.9	6,484.9	6,955.1
Mortgage-backed and other asset-backed securities	992.1	1,028.7	968.4	1,016.1

Total	$8,128.3	$8,603.6	$7,453.3	$7,971.2

(1)	Amounts in 2003 and 2002 include fixed maturity securities of $58.3 million and $58.3 million, respectively, at amortized cost and $61.1 million and $61.8 million, respectively, at estimated fair value included in the DSCA sub-account OB.

At December 31, 2003, the Company’s largest unaffiliated single concentration of fixed maturity securities consisted of United States Treasury fixed maturity securities with a carrying value of $997.1 million, which represents approximately 7.9% of total invested assets at December 31, 2003. The Company had no single investment or series of investments with a single non-government issuer exceeding 1.0% of total invested assets at December 31, 2003.

The Company held approximately $1,028.7 million and $1,016.1 million of mortgage-backed and asset-backed securities as of December 31, 2003 and 2002, respectively. Of such amounts, $435.3 million and $307.8 million or 42.3% and 30.3%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At December 31, 2003 and 2002, 86.5%, and 87.1%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation 1.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of December 31,
	2003	2002
	($ in millions)
CMOs	$54.6	$276.2
Pass-through securities	400.8	135.5
Commercial MBSs	155.2	159.1
Asset-backed securities	418.1	445.3

Total MBSs and asset-backed securities	$1,028.7	$1,016.1

CMOs are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. The majority of the CMOs in the Company’s investment portfolio have relatively low cash flow variability. In addition, approximately 42.3% of the CMOs in the portfolio have low credit risk because the underlying collateral is backed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. These CMOs offer greater liquidity and higher yields than corporate debt securities of similar credit quality and expected average lives.

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

Collateralized Mortgage Obligations by Tranche

	As of December 31,
	2003	2002
	($ in millions)
Planned Amortization Class	$37.9	$172.0
Sequential	9.9	56.8
Target Amortization Class	0.6	9.1
Other	6.2	38.3

Total CMOs	$54.6	$276.2

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

Asset-backed securities (“ABS”) are purchased both to diversify the overall credit risks of the fixed maturity security portfolio and to provide attractive returns. The ABS portfolio is diversified both by type of asset and by issuer. The largest asset class exposure in the ABS portfolio is to credit card receivables, representing 28.2% and 26.3% of the total at December 31, 2003 and 2002, respectively. These are comprised of pools of both general purpose credit card receivables such as Visa and MasterCard and private label credit card receivable pools. Other significant asset class exposures in the ABS portfolio as of December 31, 2003 and 2002 included public utilities’ rate reduction receivables (11.6% and 11.1%, respectively) and manufactured housing receivables (11.3% and 11.0%, respectively). No other asset class exposures exceeded 9.9% of the total ABS portfolio as at December 31, 2003 and 2002. Excluding the exposure to home equity loans (which represented 8.8% and 9.4% of the ABS portfolio as of December 31, 2003 and 2002, respectively), the ABS portfolio is generally insensitive to changes in interest rates.

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 14.1% and 15.6% of total invested assets at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, commercial mortgage loans comprised $1,434.7 million and $1,570.5 million, or 80.5% and 83.7%, of total mortgage loan investments, respectively. Agricultural loans comprised $347.4 million and $306.2 million, or 19.5% and 16.3%, of total mortgage loans, and residential mortgages comprised $0.3 million and $0.7 million of total mortgage loan investments at the dates indicated.

Commercial Mortgage Loans

The underlying properties supporting the commercial mortgage loans at December 31, 2003 and 2002, respectively, consisted of 57.2% and 56.0% in office buildings, 8.9% and 8.6% in hotels, 11.4% and 12.0% in industrial buildings, and 22.5% and 23.4% in other categories, none of which exceeded 10.0% of total commercial mortgage loans.

The Company’s commercial mortgage loan portfolio is geographically diversified throughout the United States. At December 31, 2003 and 2002, the highest concentration was in the southeast region, comprising 27.4% and 25.8% respectively, of the total.

Below is a summary of the changes in the commercial mortgage portfolio for the years ended December 31, 2003, 2002, and 2001, respectively.

Commercial Mortgage Loan Asset Flows

	As of and for the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Beginning balance	$1,570.5	$1,507.8	$1,443.3
Plus: New loan originations and purchases	323.9	287.2	350.2
Other additions	26.6	9.2	7.6
Less: Scheduled principal payments	121.3	109.8	113.1
Prepayments	257.6	81.9	95.0
Foreclosures, sales and other	107.4	42.0	85.2

Ending balance	$1,434.7	$1,570.5	$1,507.8

The largest loan outstanding on any single property at December 31, 2003 and 2002 aggregated $49.0 million and $49.5 million, respectively, and represented less than 0.4% and 0.5% of general account invested assets, respectively. At such dates, amounts loaned on twenty properties were $17.4 million or greater, representing in the aggregate 37.1% and 36.8%, respectively, of the total carrying value of the commercial mortgage loan portfolio at such dates. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 15.4% and 18.3% of the total carrying value of the commercial mortgage loan portfolio at December 31, 2003 and 2002, respectively, and less than 1.8% and 2.5%, respectively, of total invested assets at such dates. All such loans were performing. The Company’s commercial mortgage loan portfolio is managed by a group of experienced real estate professionals. These professionals monitor the performance of the loan collateral, physically inspect properties, collect financial information from borrowers and keep in close contact with borrowers and the local broker communities to assess the market conditions and evaluate the impact of such conditions on property cash flows. The Company’s real estate professionals identify problem and potential problem mortgage assets and develop workout strategies to deal with borrowers’ financial weakness, whether by foreclosing on properties to prevent a deterioration in collateral value, or by restructuring mortgages with temporary cash flow difficulties.

Of the $142.3 million, $102.9 million and $118.0 million in maturing loans during the years ended December 31, 2003, 2002 and 2001, no loans were refinanced or restructured, 79.7%, 71.5% and 65.3%, respectively, were paid off, and 0.0%, 10.7% and 6.0%, respectively, were foreclosed. Of the $1,434.7 million of outstanding commercial mortgage loans in the Company’s investment portfolio at December 31, 2003, $187.4 million, $74.1 million and $202.3 million are scheduled to mature in 2004, 2005, and 2006, respectively.

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

The carrying value of commercial mortgage loans at December 31, 2003 was $1,434.7 million, which is net of valuation allowances aggregating $19.9 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

The Company had no problem commercial mortgages as of December 31, 2003 and 2002.

As of December 31, 2003 the carrying value of potential problem commercial mortgages aggregated $18.1 million, net of $0.7 million in valuation allowances, and restructured loans aggregated $5.7 million, net of $2.1 million in valuation allowances.

At December 31, 2003 and 2002, respectively, the underlying properties supporting potential problem commercial mortgages consisted of 51.2% and 73.5% in office properties and 48.8% and 26.5% in an industrial property and an office warehouse property. At December 31, 2003 and 2002, the underlying properties supporting restructured commercial mortgage loans consisted entirely of office properties. The potential problem and restructured commercial mortgages at December 31, 2003 and 2002 were primarily concentrated in New York, Ohio and Texas.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of December 31, 2003 and 2002, such reserves were $17.2 million and $17.6 million, respectively.

Gross interest income on restructured commercial mortgage loan balances that would have been recorded in accordance with the loans’ original terms was approximately $0.7 million, $3.1 million and $6.4 million at December 31, 2003, 2002 and 2001, respectively. As a result of the restructuring, the gross interest income recognized in net income at December 31, 2003, 2002 and 2001, respectively, was $0.5 million, $0.6 million and $3.6 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $347.4 million and $306.2 million at December 31, 2003 and 2002, respectively, representing 19.5% and 16.3% of total mortgage loan assets and 2.7% and 2.5% of general account invested assets at such dates, respectively. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts. Due to strong agricultural markets and advantageous yields, the Company expects to continue to invest in agricultural mortgage investments. Less than 2.7% and 2.7% of total agricultural loans outstanding at December 31, 2003 and 2002, respectively, were delinquent or in process of foreclosure. The geographical diversification of agricultural mortgage loans at December 31, 2003 and 2002, respectively, comprised 11.9% and 13.3% in Washington, 15.8% and 16.2% in California, 9.1% and 10.6% in Idaho, 8.1% and 9.0% in Oregon and 8.5% and 8.9% in Texas. No other state had a concentration of more than 7.0%.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of December 31, 2003 and 2002 were $17.4 million and $17.3 million, respectively.

The Company has, from time to time, pooled certain of its agricultural mortgages for sale to third parties. These sales have taken two forms: (i) sales of percentage beneficial interests (referred to as “participation interests”); and (ii) sales of whole loans. In the case of participation interest sales, the Company retains a specified equity interest in the loans in such pools and sells the remaining participation interest. In the case of whole loan sales, the Company retains no equity interest in the loans in such pools, and sells the loans in their entirety. In both cases, the Company retains the responsibility for servicing the individual agricultural mortgage loans in each pool, for which it receives a servicing fee from the third party purchaser. As of December 31, 2003, the aggregate amount of agricultural mortgage loans in such pools being serviced by the Company was approximately $272.9 million.

Other Invested Assets

The following table sets forth the components of other invested assets as at December 31, 2003 and 2002.

Other Invested Assets

	As of December 31,
	2003	2002
	($ in millions)
Mezzanine real estate loans	$26.4	$20.4
Real estate partnership equities	41.0	36.2
Receivables	9.7	11.8
Other	25.4	42.4

Total other invested assets	$102.5	$110.8

Equity Securities

Common Stocks —

The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. Substantially all the common stocks owned by the Company are publicly traded on national securities exchanges. The Company’s investments in common stocks represented $79.3 million, or 0.6%, and $62.8 million, or 0.5%, of invested assets at December 31, 2003 and 2002, respectively. Proceeds on the sale of equity securities totaled $16.9 million, $16.5 million and $31.0 million, which resulted in net realized gains/(losses) of $4.9 million, $(0.1) million and $(6.4) million for the years ended December 31, 2003, 2002 and 2001, respectively.

Limited partnership interests —

The Company’s investments in limited partnership interests were $177.6 million and $186.2 million at December 31, 2003 and 2002, respectively. In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation or depreciation in the fair value of the investments of the partnerships. See “Quantitative and Qualitative Disclosures about Market Risk — Equity Price Risk.”

The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Accordingly, certain of the common stocks owned by the Company at December 31, 2003 and 2002 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

At December 31, 2003 and 2002, the industry sectors underlying the investments in equity limited partnerships comprised 49.7% and 52.5% in information technology, 22.0% and 26.9% in domestic and international leveraged buyouts (“LBO”), and 28.3% and 20.6% in other industry sectors, none of which exceeded 9.3% of total equity limited partnerships, respectively.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments (see Note 4 to the Consolidated Financial Statements), as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at December 31, 2003 and 2002:

	Carrying Value at December 31,
	2003	2002
	($ in millions)
Equity Method
Public common stock	$14.1	$27.7
Private common stock	66.5	64.3

Subtotal	80.6	92.0

Fair Value Method
Public common stock	17.1	15.2
Private common stock	79.9	79.0

Subtotal	97.0	94.2

Total	$177.6	$186.2

At December 31, 2003 and 2002, the Company had investments in 53 and 54 different limited partnerships which represented 1.4% and 1.6%, respectively, of the Company’s general account invested assets. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the years ended December 31, 2003, 2002, and 2001, investment income from investments in limited partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnerships accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the fair value method (see Note 4 to the Consolidated Financial Statements) was approximately $12.3 million, $6.5 million and $(35.4) million, respectively, representing 1.7%, 0.9% and (5.2)%, respectively, of the net investment income for such periods. For the same periods, the Company achieved total returns on its investments in limited partnership interests of 6.7%, (15.1)% and (16.2)%, respectively. There can be no assurance that the recent level of investment returns achieved on limited partnership investments can be sustained in the future, and the failure to do so could have a material adverse effect on the Company’s financial position and results of operations.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the years ended December 31, 2003 and 2002. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be “other than temporarily impaired”. The table excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	Years Ended December 31,
	2003	2002
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$30.0	$115.5
Number of positions	24	69
Common stocks	$0.5	$12.2
Number of positions	4	16

The Company’s portfolio of fixed maturity securities is comprised of public and private securities. The Company’s portfolio of common stocks is comprised of all public securities. Public securities are those that are registered with the SEC. Private securities are issued under an exemption from registration under the Securities Act of 1933. It is generally recognized that publicly traded securities are more liquid than privately traded securities. The Company classifies all of its investments in fixed maturity securities and common stocks as “available for sale” or “trading”. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value for public securities is based on sales prices or bid-and-asked quotations currently available on a securities exchange registered with the SEC or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations system (“NASDAQ”). Fair value for private securities is generally determined by discounting their prospective cash flows at a discount rate. The discount rate for each issue is the sum of two rates. The first component is the yield to maturity of a U.S. Treasury security with a maturity comparable to the average life of the issue being priced. The second component is a credit spread assigned from a matrix based on credit rating and average life. This matrix is created monthly based on data from two major broker dealers. The quality ratings on the issues being priced are reviewed and updated quarterly.

At December 31, 2003, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $5,542.4 million and $3,061.2 million, respectively, and the carrying value of the Company’s common stock portfolio was $79.7 million. At December 31, 2002, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $4,798.1 million and $3,173.1 million, respectively, and the carrying value of the Company’s common stock portfolio was $62.8 million.

At December 31, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $44.4 million, of which $31.9 million and $12.5 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $0.9 million. At December 31, 2002, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $43.2 million, of which $22.4 million and $20.8 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $2.3 million.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired,” the Company evaluated the factors cited above, which it considers when assessing whether a security is “other than temporarily impaired.” In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment charges” that could have a material affect on its financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security or common stock is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At December 31, 2003 and 2002, no single issuer constituted more than $1.8 million and $5.0 million of the Company’s gross unrealized losses, respectively. See “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information regarding the ratings by NRSROs of securities comprising the Company’s fixed maturity security portfolio. Also, see “— Investments — Fixed Maturity Securities — Total Fixed Maturities by Credit Quality” for information concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities outside of the Closed Block, in the Closed Block, and in total, at December 31, 2003 and 2002, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities. Management segregated the information in the following tables between that applicable to the Closed Block and that applicable to outside the Closed Block because, other than a difference in classification within the Company’s income statement, management believes it is unlikely that there could be any impact to the net income reported by the Company for any period presented due to the sufficiency of the deferred dividend liability in the Closed Block as of the end of all periods presented. See Note 3 to the Consolidated Financial Statements. All of the following tables exclude amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	70	35	2	5	5	117	18	10	—	—	—	28	145
Total Market Value	496.2	197.2	13.4	31.8	1.2	739.8	2.9	10.1	—	—	—	13.0	752.8
Total Amortized Cost	503.1	204.3	13.5	33.5	1.4	755.8	3.1	10.4	—	—	—	13.5	769.3
Gross Unrealized loss	(6.9)	(7.1)	(0.1)	(1.7)	(0.2)	(16.0)	(0.2)	(0.3)	—	—	—	(0.5)	(16.5)
Private Fixed Maturity Securities:
Number of positions	9	5	3	1	—	18	3	1	—	—	—	4	22
Total Market Value	75.4	33.7	4.8	8.9	—	122.8	8.4	9.4	—	—	—	17.8	140.6
Total Amortized Cost	76.9	36.0	5.0	9.0	—	126.9	8.5	10.9	—	—	—	19.4	146.3
Gross Unrealized loss	(1.5)	(2.3)	(0.2)	(0.1)	—	(4.1)	(0.1)	(1.5)	—	—	—	(1.6)	(5.7)
Total Fixed Maturity Securities:
Number of positions	79	40	5	6	5	135	21	11	—	—	—	32	167
Total Market Value	571.6	230.9	18.2	40.7	1.2	862.6	11.3	19.5	—	—	—	30.8	893.4
Total Amortized Cost	580.0	240.3	18.5	42.5	1.4	882.7	11.6	21.3	—	—	—	32.9	915.6
Gross Unrealized loss	(8.4)	(9.4)	(0.3)	(1.8)	(0.2)	(20.1)	(0.3)	(1.8)	—	—	—	(2.1)	(22.2)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	47	24	1	—	—	72	—	—	—	—	—	—	72
Total Market Value	438.9	200.3	5.0	—	—	644.2	—	—	—	—	—	—	644.2
Total Amortized Cost	447.3	207.3	5.0	—	—	659.6	—	—	—	—	—	—	659.6
Gross Unrealized loss	(8.4)	(7.0)	—	—	—	(15.4)	—	—	—	—	—	—	(15.4)
Private Fixed Maturity Securities:
Number of positions	16	—	1	—	1	18	—	—	—	—	—	—	18
Total Market Value	187.0	—	4.3	—	15.0	206.3	—	—	—	—	—	—	206.3
Total Amortized Cost	193.5	—	4.5	—	15.1	213.1	—	—	—	—	—	—	213.1
Gross Unrealized loss	(6.5)	—	(0.2)	—	(0.1)	(6.8)	—	—	—	—	—	—	(6.8)
Total Fixed Maturity Securities:
Number of positions	63	24	2	—	1	90	—	—	—	—	—	—	90
Total Market Value	625.9	200.3	9.3	—	15.0	850.5	—	—	—	—	—	—	850.5
Total Amortized Cost	640.8	207.3	9.5	—	15.1	872.7	—	—	—	—	—	—	872.7
Gross Unrealized loss	(14.9)	(7.0)	(0.2)	—	(0.1)	(22.2)	—	—	—	—	—	—	(22.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	117	59	3	5	5	189	18	10	—	—	—	28	217
Total Market Value	935.1	397.5	18.4	31.8	1.2	1,384.0	2.9	10.1	—	—	—	13.0	1,397.0
Total Amortized Cost	950.4	411.6	18.5	33.5	1.4	1,415.4	3.1	10.4	—	—	—	13.5	1,428.9
Gross Unrealized loss	(15.3)	(14.1)	(0.1)	(1.7)	(0.2)	(31.4)	(0.2)	(0.3)	—	—	—	(0.5)	(31.9)
Private Fixed Maturity Securities:
Number of positions	25	5	4	1	1	36	3	1	—	—	—	4	40
Total Market Value	262.4	33.7	9.1	8.9	15.0	329.1	8.4	9.4	—	—	—	17.8	346.9
Total Amortized Cost	270.4	36.0	9.5	9.0	15.1	340.0	8.5	10.9	—	—	—	19.4	359.4
Gross Unrealized loss	(8.0)	(2.3)	(0.4)	(0.1)	(0.1)	(10.9)	(0.1)	(1.5)	—	—	—	(1.6)	(12.5)
Total Fixed Maturity Securities:
Number of positions	142	64	7	6	6	225	21	11	—	—	—	32	257
Total Market Value	1,197.5	431.2	27.5	40.7	16.2	1,713.1	11.3	19.5	—	—	—	30.8	1,743.9
Total Amortized Cost	1,220.8	447.6	28.0	42.5	16.5	1,755.4	11.6	21.3	—	—	—	32.9	1,788.3
Gross Unrealized loss	(23.3)	(16.4)	(0.5)	(1.8)	(0.3)	(42.3)	(0.3)	(1.8)	—	—	—	(2.1)	(44.4)

As indicated in the above tables, there were 19 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $2.6 million ($1.7 million after-tax) as of such date. Of these positions: (i) eight comprising approximately $1.8 million ($1.2 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $0.8 million ($0.5 million after-tax) of the aforementioned unrealized loss were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired,” and (iii) three positions with negligible unrealized losses were U.S. Government securities.

The following table presents certain information by type of investments with respect to the Company’s gross unrealized losses on common stock investments at December 31, 2003 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
Common Stock
Number of positions	10	3	—	13
Total Market Value	9.7	0.9	—	10.6
Total Amortized Cost	10.5	1.0	—	11.5
Gross Unrealized loss	(0.8)	(0.1)	—	(0.9)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	24	9	2	—	5	40	14	1	—	—	—	15	55
Total Market Value	117.4	17.1	0.5	—	1.4	136.4	49.4	0.1	—	—	—	49.5	185.9
Total Amortized Cost	126.1	17.3	0.5	—	1.7	145.6	52.5	0.1	—	—	—	52.6	198.2
Gross Unrealized loss	(8.7)	(0.2)	—	—	(0.3)	(9.2)	(3.1)	—	—	—	—	(3.1)	(12.3)
Private Fixed Maturity Securities:
Number of positions	12	—	1	—	—	13	11	1	—	—	—	12	25
Total Market Value	63.5	—	8.8	—	—	72.3	45.2	1.0	—	—	—	46.2	118.5
Total Amortized Cost	68.5	—	9.0	—	—	77.5	51.4	1.3	—	—	—	52.7	130.2
Gross Unrealized loss	(5.0)	—	(0.2)	—	—	(5.2)	(6.2)	(0.3)	—	—	—	(6.5)	(11.7)
Total Fixed Maturity Securities:
Number of positions	36	9	3	—	5	53	25	2	—	—	—	27	80
Total Market Value	180.9	17.1	9.3	—	1.4	208.7	94.6	1.1	—	—	—	95.7	304.4
Total Amortized Cost	194.6	17.3	9.5	—	1.7	223.1	103.9	1.4	—	—	—	105.3	328.4
Gross Unrealized loss	(13.7)	(0.2)	(0.2)	—	(0.3)	(14.4)	(9.3)	(0.3)	—	—	—	(9.6)	(24.0)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	9	5	3	—	1	18	5	2	—	—	—	7	25
Total Market Value	48.0	9.5	17.0	—	9.3	83.8	29.0	15.0	—	—	—	44.0	127.8
Total Amortized Cost	50.2	10.5	18.5	—	10.0	89.2	33.2	15.5	—	—	—	48.7	137.9
Gross Unrealized loss	(2.2)	(1.0)	(1.5)	—	(0.7)	(5.4)	(4.2)	(0.5)	—	—	—	(4.7)	(10.1)
Private Fixed Maturity Securities:
Number of positions	3	—	—	—	1	4	13	3	—	—	—	16	20
Total Market Value	21.8	—	—	—	15.0	36.8	31.5	23.0	—	—	—	54.5	91.3
Total Amortized Cost	22.5	—	—	—	15.2	37.7	33.3	29.4	—	—	—	62.7	100.4
Gross Unrealized loss	(0.7)	—	—	—	(0.2)	(0.9)	(1.8)	(6.4)	—	—	—	(8.2)	(9.1)
Total Fixed Maturity Securities:
Number of positions	12	5	3	—	2	22	18	5	—	—	—	23	45
Total Market Value	69.8	9.5	17.0	—	24.3	120.6	60.5	38.0	—	—	—	98.5	219.1
Total Amortized Cost	72.7	10.5	18.5	—	25.2	126.9	66.5	44.9	—	—	—	111.4	238.3
Gross Unrealized loss	(2.9)	(1.0)	(1.5)	—	(0.9)	(6.3)	(6.0)	(6.9)	—	—	—	(12.9)	(19.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2002

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	33	14	5	—	6	58	19	3	—	—	—	22	80
Total Market Value	165.4	26.6	17.5	—	10.7	220.2	78.4	15.1	—	—	—	93.5	313.7
Total Amortized Cost	176.3	27.8	19.0	—	11.7	234.8	85.7	15.6	—	—	—	101.3	336.1
Gross Unrealized loss	(10.9)	(1.2)	(1.5)	—	(1.0)	(14.6)	(7.3)	(0.5)	—	—	—	(7.8)	(22.4)
Private Fixed Maturity Securities:
Number of positions	15	—	1	—	1	17	24	4	—	—	—	28	45
Total Market Value	85.3	—	8.8	—	15.0	109.1	76.7	24.0	—	—	—	100.7	209.8
Total Amortized Cost	91.0	—	9.0	—	15.2	115.2	84.7	30.7	—	—	—	115.4	230.6
Gross Unrealized loss	(5.7)	—	(0.2)	—	(0.2)	(6.1)	(8.0)	(6.7)	—	—	—	(14.7)	(20.8)
Total Fixed Maturity Securities:
Number of positions	48	14	6	—	7	75	43	7	—	—	—	50	125
Total Market Value	250.7	26.6	26.3	—	25.7	329.3	155.1	39.1	—	—	—	194.2	523.5
Total Amortized Cost	267.3	27.8	28.0	—	26.9	350.0	170.4	46.3	—	—	—	216.7	566.7
Gross Unrealized loss	(16.6)	(1.2)	(1.7)	—	(1.2)	(20.7)	(15.3)	(7.2)	—	—	—	(22.5)	(43.2)

As indicated in the above tables, there were 13 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2002. The aggregate gross pre-tax unrealized loss relating to these positions was $2.9 million ($1.9 million after-tax) as of such date. Of these positions: (i) two comprising approximately $0.5 million ($0.3 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $2.4 million ($1.6 million after-tax) of the aforementioned unrealized loss were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired,” and (iii) three positions with negligible unrealized losses were U.S. Government securities.

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

The following tables present certain information by type of investment with respect to securities sold which resulted in a loss for the years ended December 31, 2003 and 2002, including: (i) the number of positions sold that comprise the aggregate gross realized loss for the period; (ii) the aggregate fair value of such securities at the date of their sale; (iii) the aggregate carrying value of such securities at the date of sale; (iv) the aggregate gross amount of the realized loss recorded from the sale of such securities during the period; and (v) the gross realized losses reported for each period sorted in descending order by percentage of sales price to carrying value at date of sale. The following tables exclude amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Year Ended December 31,
	2003	2002
	($ in millions)
Fixed Maturity Securities:
Number of positions	54	64
Fair value at date of sale	$19.5	$18.0
Carrying value at date of sale	$19.9	$22.9
Gross realized losses	$(0.4)	$(4.9)
Gross realized losses by the % of sales price to carrying value:
• 100 to 95 percent	$(0.2)	$(0.1)
• <95 to 90	$(0.1)	$(0.1)
• <90	$(0.1)	$(4.7)
Common Stock Securities:
Number of positions	30	27
Fair value at date of sale	$6.5	$4.7
Carrying value at date of sale	$7.0	$7.3
Gross realized losses	$(0.5)	$(2.6)

With respect to fixed maturity securities sold which resulted in a loss for the years ended December 31, 2003 and 2002, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. The information in this table is sorted by % of sales price to carrying value.

	For the Year Ended December 31, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	30	—	—	30
• <95 to 90	12	—	—	12
• <90	12	—	—	12

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	12	3	2	17
• <95 to 90	8	1	2	11
• <90	16	3	17	36

Based on management’s analysis of the underlying issuers’ fundamentals, management concluded that, with few exceptions, losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value are not attributable to the creditworthiness of the issuer. In certain instances losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value were at least in part due to the creditworthiness of the issuer. Management made sales of securities at or above prices of 90% of carrying value in response to portfolio management decisions made in the period of sale, and such sales were not previously contemplated in prior periods. For the years ended December 31, 2003 and 2002 the Company incurred losses on sales of fixed maturity securities at prices below 90% of carrying value aggregating $0.1 million and $4.7 million, respectively. For all sales of securities at prices less than 90% of carrying value management’s evaluation of the underlying issuers’ fundamentals up to the period of sale concluded that both the principal and interest would be collected as scheduled. In the period in which management changed its view as to the likelihood that the Company would collect the scheduled principal and interest the Company either recognized an “other than temporary impairment” or sold the securities.

Of the loss recorded for the year ended December 31, 2003 on sales of fixed maturity securities sold at prices below 90%, all securities were in an unrealized loss position less than six months.

Of the loss recorded for the year ended December 31, 2002 on sales of fixed maturity securities sold at prices below 90%, $3.4 million resulted from sales of 16 securities that were in an unrealized loss position less than six months, $0.5 million resulted from sales of three securities that were in an unrealized loss position between 6-12 months, and $0.8 million resulted from sales of 17 securities that were in an unrealized loss position for more than 12 months.

With respect to common stock investments sold which resulted in a loss for the years ended December 31, 2003 and 2002, the following table presents certain information as to the amount of time such common stock investments have been in an unrealized loss position. The following table excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Year Ended December 31, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	9	—	—	9

	For the Year Ended December 31, 2002
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	10	17	—	27

All sales of common stocks at losses during 2003 and 2002 were made to offset gains from sales of common stock in order to minimize the Company’s tax liability and were in keeping with management’s decision to reduce the Company’s exposure to common stock investments. Specific common stocks sold at losses were not identified as of periods prior to their sale. Decisions on specific securities to be sold at losses were made during the periods in which they were sold after consideration of the amount of common stock gains realized during the period. The table above presents the amount of other than temporary impairment charges taken during the years ended December 31, 2003 and 2002. Based on management’s analysis of the factors discussed herein management concluded that all other common stock positions during the aforementioned periods were not “other than temporarily impaired.”

Investment Impairments and Valuation Allowances

All of the Company’s fixed maturity securities and investments in common stock are classified as available-for-sale or trading and reported at fair value with corresponding changes in unrealized gains and losses thereon reported in comprehensive income and results of operations, respectively. Securities whose value is deemed “other than temporarily impaired” are written down to fair value. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value. The new cost basis is not changed for subsequent recoveries in value. For the years ended December 31, 2003, 2002 and 2001, such writedowns aggregated $30.5 million, $127.7 million and $31.2 million, respectively.

Commercial mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for commercial mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and reflected in the Company’s results of operations. For the years ended December 31, 2003, 2002 and 2001, increases (decreases) in valuation allowances related to mortgage loans aggregated $11.7 million, $1.4 million, and $(3.8) million, respectively. The carrying value of commercial mortgage loans at December 31, 2003 was $1,782.4 million, which amount is net of $20.0 million representing management’s best estimate of cumulative impairment losses at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the commercial mortgage loans will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded in realized losses and, accordingly, are reflected in the Company’s results of operations. These properties have cumulative impairments of $27.4 million.

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

Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to its investments in fixed maturity securities and mortgage loans outside the Closed Block (see Note 20 to the Consolidated Financial Statements). The carrying value of investments in fixed maturity securities and mortgage loans outside the Closed Block represent 82.6%, at December 31, 2003, of the aggregate carrying value of the Company’s consolidated invested assets outside the Closed Block (excluding the Debt Service Coverage Account sub-account OB and sub-account CBB). Substantially all of the Company’s fixed maturity securities are U.S. dollar-denominated securities. As part of its asset/liability management discipline, quantitative analyses are conducted that model the assets with interest rate risk assuming various changes in interest rates. The table below shows the Company’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from levels prevailing at December 31, 2003. A 100 basis point fluctuation in interest rates is a hypothetical interest rate scenario used to calibrate potential risk and does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of the Company’s portfolio of fixed maturity securities and mortgage loans, they are based on the Company’s portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

The table below shows the potential fair value exposure of assets to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2003 and 2002.

	At December 31, 2003	+100 Basis Point Change	At December 31, 2002	+100 Basis Point Change
	($ in millions)
Assets with Interest Rate Risk — Fair Value
Fixed maturity securities	$8,603.6	(434.3)	$7,971.2	(334.2)
Mortgage loans	1,926.9	(71.6)	2,065.5	(75.9)

Total	$10,530.5	(505.9)	$10,036.7	(410.1)

In addition to its interest rate risk relating to fixed maturity securities and mortgage loans, the Company has interest rate exposure relating to its interest rate swaps and its long-term debt obligations.

The table below shows the potential fair value exposure of interest rate swaps to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2003 and 2002.

Swaps with Interest Rate Risk — Fair Value

	At December 31, 2003	+100 Basis Point Change	At December 31, 2002	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$28.2	$(24.3)	$27.8	$(26.2)

The table below shows the potential fair value exposure of long term debt with interest rate risk to an immediate +100 basis point change in interest rates from those prevailing at December 31, 2003 and 2002.

Long Term Debt with Interest Rate Risk — Fair Value

	At December 31, 2003	+100 Basis Point Change	At December 31, 2002	+100 Basis Point Change
	($ in millions)
Insured Notes	$300.0	$3.0	$300.0	$3.0

Equity Price Risk

The Company’s investment portfolio contains investments in equity securities, which are comprised of investments in common stocks and limited partnership interests of investment partnerships. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Equity Securities.” The aforementioned investment partnerships principally invest in technology companies and other types of investments whose market prices have experienced significant volatility. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes, nor does it reflect the volatility that has been experienced by some of the sectors in which the Company, has common stock investments. In addition, the fair value measurements shown are based on the equity securities portfolio exposures at a particular point in time and these exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities. Also, since a significant portion of the Company’s investments in limited partnerships are accounted for under the equity method, changes in the value of such partnership investments will directly affect the earnings reported by the Company.

The table below shows the potential fair value exposure of assets with equity price risk to an immediate, 10.0% drop in equity prices from those prevailing at December 31, 2003 and 2002.

Assets with Equity Price Risk — Fair Value

	At December 31, 2003	-10% Basis Point Change	At December 31, 2002	-10% Basis Point Change
	($ in millions)
Equity securities	$257.3	$(25.7)	$249.0	$(24.9)

Policyholders’ Liability Characteristics

Due to the manner in which the Closed Block was funded and the ability of management to adjust dividends paid on Closed Block policies, as more fully explained in Note 3 to the Consolidated Financial Statements, management believes that the Company’s exposure to market risk with respect to liabilities and assets allocated to the Closed Block is minimal.

Policyholders’ liabilities outside the Closed Block at December 31, 2003 consisted of future policy benefits, policyholders’ account balances, and other policyholder liabilities of $1,110.6 million, $2,975.6 million, and $127.0 million, respectively. These liabilities were backed, at such date, by approximately $8.3 billion of assets (which represented all general account assets of the insurance subsidiaries of the MONY Group), including invested assets of approximately $5.9 billion. Ensuring that the expected cash flows generated by the assets are sufficient given the policyholder obligations is an explicit objective of the Company’s asset/liability management strategy. Following is a discussion of the Company’s policyholders’ policy and annuity liabilities at December 31, 2003.

— Future Policy Benefits. Products in the future policy benefits category contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Products comprising this category include single premium whole life, yearly renewable term, level term policies, group pensions, group life and health insurance, supplementary contracts with life contingencies, and immediate annuities. Future policy benefit liabilities on such business outside the Closed Block aggregated approximately $0.7 billion at December 31, 2003. The guaranteed rate on single premium whole life business, which represents policyholder liabilities of approximately $0.1 billion at December 31, 2003, is 6.0%. Also included in this category are disability income future policy benefit liabilities of approximately $0.4 billion at December 31, 2003. All such business was reinsured effective December 31, 1997.

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

Asset and Liability Management Techniques

Asset and liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development and determination of interest crediting rates. As part of the risk management process, numerous scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policy terms and policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down 100 basis points from rate levels at December 31, 2003 or with respect to a 10 percent drop in equity prices from December 31, 2003.

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

Advest is exposed to market risk arising from changes in interest rates. Advest’s management seeks to reduce the risk of its trading portfolio on an aggregate basis. Advest’s risk management activities include inventory policies that reflect the level of aggregate short and long positions that may be held for trading and are specified by product line. Risk management strategies also include the use of derivatives, principally exchange traded futures contracts.

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

Trading Accounts (Value at Risk Analysis)

For purposes of the SEC’s market risk disclosure requirements, Advest has performed a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. Even though these filings are annual, total firm, institutional plus retail position computations are performed monthly in order to achieve a better understanding of Advest’s risk/return profile. The establishment of improved management controls includes, as needed, the extension of Advest’s monitoring process to the security, product and trader departments firm wide. Advest’s institutional book of business, which represents the vast majority of its usual holdings, is typically monitored daily. Although value at risk models are sophisticated, they can be limited as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and the hedging requirement policy described previously.

Advest’s value at risk for each component of market risk and in total as at December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	($ in thousands)
Interest rate risk	$327.0	$530.0	$486.0
Equity price risk	93.0	40.0	23.0
Diversification benefit	(16.0)	(19.0)	(8.0)

Total	$404.0	$551.0	$501.0

The potential future loss represented by the total value at risk falls within predetermined levels of loss that are not material to Advest’s results of operations, financial condition or cash flows. The observable increase in the value at risk experienced toward the end of 2002 may have been attributable in equal parts to two major events: (i) the combined effect of the anticipation of possible armed conflict with Iraq along with the potential proliferation of nuclear arms in North Korea and (ii) the increase in municipal inventory pursuant to Advest’s acquisition of Lebenthal & Co., Inc. in November 2001. The approximate 25% decrease in the total value at risk amount experienced in 2003 may have been attributable to changes in market volatility as well as improved hedging knowledge and overall risk management capabilities.

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

Non-trading Accounts

The following table shows the interest sensitivity of the non-trading assets, liabilities and financial instruments of Advest at December 31, 2003, based on their estimated maturity/repricing structure:

	Amount	Percent of Total	2004	2005	2006	2007	2008	After 2009
	($ in thousands, except percentages)
Interest-sensitive assets
Investment securities	$2,584	100.00%	$744	$100	$—	$1,357	$—	$383
Average interest rate	4.94%		6.55%	1.63%	—	4.69%	—	5.14%

Total interest-sensitive assets	$2,584	100.00%	$744	$100	$—	$1,357	$—	$383

Interest-sensitive liabilities
Other borrowings	$—	100.00%	$—	$—	$—	$—	$—	$—
Average interest rate	—		—	—	—	—	—	—

Total interest-sensitive liabilities	$—	100.00%	$—	$—	$—	$—	$—	$—

ITEM 8.	Financial Statements and Supplementary Data

THE MONY GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

The MONY Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, statements of changes in shareholders’ equity and statements of cash flows present fairly, in all material respects, the financial position of The MONY Group Inc. and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for intangible and long-lived assets in 2002.

PricewaterhouseCoopers LLP

New York, New York

February 4, 2004, except for matters described as subsequent events in Notes 2 and 18, to which the date is March 9, 2004.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	($ in millions except per share amount)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (Note 6)	$8,464.2	$7,909.4
Fixed maturity securities, trading (Note 6)	78.3	—
Trading account securities, at fair value	759.9	726.7
Equity securities available-for-sale, at fair value (Note 6)	257.3	249.0
Mortgage loans on real estate (Note 8)	1,782.4	1,877.4
Policy loans	1,180.0	1,212.5
Real estate to be disposed of	—	26.8
Real estate held for investment	174.1	180.2
Other invested assets	102.5	110.8

	12,798.7	12,292.8
Cash and cash equivalents	544.3	378.5
Accrued investment income	205.8	207.5
Debt service coverage account (Note 22)
Sub-account OB	66.9	64.7
Sub-account CBB	7.5	9.4
Amounts due from reinsurers	605.0	695.2
Deferred policy acquisition costs (Note 10)	1,325.4	1,226.4
Other assets	913.3	861.3
Separate account assets	4,854.9	4,140.6

Total assets	$21,321.8	$19,876.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$8,041.5	$7,949.9
Policyholders’ account balances	3,265.8	2,779.7
Other policyholders’ liabilities	267.9	289.2
Amounts due to reinsurers	71.7	67.7
Securities sold, not yet purchased, at fair value	649.3	586.8
Accounts payable and other liabilities	918.7	875.3
Short-term debt (Note 16)	—	7.0
Long-term debt (Note 16)	876.4	876.3
Current federal income taxes payable	129.8	95.5
Deferred federal income taxes	154.6	212.9
Separate account liabilities	4,851.9	4,137.6

Total liabilities	19,227.6	17,877.9

Commitments and contingencies (Note 18)
Common stock, $0.01 par value; 400 million shares authorized; 53.8 million and 51.2 million shares issued at December 31, 2003 and 2002; 49.5 million and 46.9 million shares outstanding at December 31, 2003 and 2002, respectively	0.5	0.5
Capital in excess of par	1,832.6	1,761.5
Treasury stock at cost: 4.3 million and 4.3 million shares at December 31, 2003 and 2002, respectively	(137.7)	(137.7)
Retained earnings	351.5	314.9
Accumulated other comprehensive income	51.8	59.9
Unamortized restricted stock compensation	(4.5)	(0.6)

Total shareholders’ equity	2,094.2	1,998.5

Total liabilities and shareholders’ equity	$21,321.8	$19,876.4

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	($ in millions)
Revenues:
Premiums	$705.2	$690.4	$695.3
Universal life and investment-type product policy fees	210.9	200.5	207.2
Net investment income (Note 5)	739.5	737.3	684.8
Net realized gains/(losses) on investments (Note 5)	51.2	(153.0)	(12.3)
Group Pension Profits (Note 13)	—	82.3	30.7
Retail brokerage and investment banking revenues	426.8	397.1	350.8
Other income	186.7	139.9	147.1

	2,320.3	2,094.5	2,103.6
Benefits and expenses:
Benefits to policyholders	841.5	803.1	814.7
Interest credited to policyholders’ account balances	139.4	119.3	110.5
Amortization of deferred policy acquisition costs	120.0	156.1	158.8
Dividends to policyholders	224.3	188.0	236.6
Other operating costs and expenses	954.5	860.0	876.4

	2,279.7	2,126.5	2,197.0

Income/(loss) from continuing operations before income taxes	40.6	(32.0)	(93.4)
Income tax expense/(benefit)	9.9	(11.2)	(32.6)

Income/(loss) from continuing operations	30.7	(20.8)	(60.8)
Discontinued operations: Income/(loss) from real estate to be disposed of, net of income tax expense/(benefit) of $3.1 million and ($1.4) million for the years ended December 31, 2003 and 2002, respectively.	5.9	(2.5)	—

Net income/(loss)	36.6	(23.3)	(60.8)
Other comprehensive (loss)/income, net (Note 5)	(8.1)	21.8	25.1

Comprehensive income/(loss)	$28.5	$(1.5)	$(35.7)

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	($ in millions, except share data and per share amounts)
Income/(loss) from continuing operations	$30.7	$(20.8)	$(60.8)

Basic income/(loss) per share from continuing operations	$0.65	$(0.44)	$(1.25)

Diluted income/(loss) per share from continuing operations	$0.65	$(0.44)	$(1.25)

Discontinued operations	$5.9	$(2.5)	$—

Basic income/(loss) per share from discontinued operations	$0.13	$(0.05)	$—

Diluted income/(loss) per share from discontinued operations	$0.12	$(0.05)	$—

Net income/(loss)	$36.6	$(23.3)	$(60.8)

Basic income/(loss) per share	$0.78	$(0.49)	$(1.25)

Diluted income/(loss) per share	$0.77	$(0.49)	$(1.25)

Share Data:
Weighted-average shares used in basic per share calculations	47,051,826	47,582,799	48,608,985
Plus: incremental shares from assumed conversion of dilutive securities (Note 4)	458,910	—	—

Weighted-average shares used in diluted per share calculations	47,510,736	47,582,799	48,608,985

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002, and 2001

	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance, December 31, 2000	0.5	1,616.3	(33.0)	442.2	13.0	(0.1)	2,038.9
Dividends declared				(22.1)			(22.1)
Treasury stock, at cost			(71.7)				(71.7)
Unamortized restricted stock compensation						(1.2)	(1.2)
Issuance of stock		144.0					144.0
Comprehensive income:
Net income				(60.8)			(60.8)
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 5)					36.6		36.6
Minimum pension liability adjustment					(11.5)		(11.5)

Other comprehensive income					25.1		25.1
Comprehensive income/(loss)							(35.7)

Balance, December 31, 2001	0.5	1,760.3	(104.7)	359.3	38.1	(1.3)	2,052.2
Dividends declared				(21.1)			(21.1)
Treasury stock, at cost			(33.0)				(33.0)
Unamortized restricted stock compensation						0.7	0.7
Issuance of stock		1.2					1.2
Comprehensive income:
Net loss				(23.3)			(23.3)
Other comprehensive income:
Unrealized losses on investments, net of unrealized gains, reclassification adjustments, and taxes (Note 5)					23.7		23.7
Minimum pension liability adjustment					(1.9)		(1.9)

Other comprehensive income					21.8		21.8
Comprehensive income/(loss)							(1.5)

Balance, December 31, 2002	0.5	1,761.5	(137.7)	314.9	59.9	(0.6)	1,998.5
Unamortized restricted stock compensation		7.6				(3.9)	3.7
Issuance of stock		63.5					63.5
Comprehensive income:
Net income				36.6			36.6
Other comprehensive income:
Unrealized gains on investments, net of unrealized losses, reclassification adjustments, and taxes (Note 5)					(8.3)		(8.3)
Minimum pension liability adjustment					0.2		0.2

Other comprehensive loss					(8.1)		(8.1)
Comprehensive income/(loss)							28.5

Balance, December 31, 2003	$0.5	$1,832.6	$(137.7)	$351.5	$51.8	$(4.5)	$2,094.2

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	($ in millions)
Cash flows from operating activities (see Note 4):
Net income/(loss)	$36.6	$(23.3)	$(60.8)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	119.7	103.1	92.0
Universal life and investment-type product policy fee income	(117.2)	(112.4)	(117.8)
Capitalization of deferred policy acquisition costs	(233.7)	(213.1)	(194.5)
Amortization of deferred policy acquisition costs	120.0	156.1	158.8
Provision for depreciation and amortization	46.2	50.3	85.6
Provision for deferred federal income taxes	(44.3)	30.5	(10.4)
Net realized (gains)/losses on investments	(51.2)	153.0	12.3
Non-cash distributions from investments	5.6	(14.9)	52.9
Change in other assets and accounts payable and other liabilities	111.1	(166.5)	(25.7)
Change in future policy benefits	91.6	79.9	75.5
Change in other policyholders’ liabilities	(21.3)	8.1	(14.8)
Change in current federal income taxes payable	34.3	13.9	(38.8)
(Income)/loss on discontinued real estate operations	(9.0)	3.9	—

Net cash provided by operating activities	$88.4	$68.6	$14.3

Cash flows from investing activities:
Sales, maturities or repayments of:
Fixed maturity securities	1,924.9	1,161.8	1,283.7
Equity securities	50.2	11.1	39.9
Mortgage loans on real estate	538.8	423.2	341.6
Policy loans, net	32.6	16.4	35.7
Other invested assets	93.0	39.3	57.9
Acquisitions of investments:
Fixed maturity securities	(2,547.3)	(1,795.5)	(1,400.5)
Equity securities	(46.5)	(30.5)	(51.4)
Mortgage loans on real estate	(423.5)	(503.3)	(405.3)
Property and equipment, net	(29.6)	(28.6)	(45.5)
Other, net	(53.8)	(31.5)	(146.5)
Acquisition of subsidiaries, net of cash acquired	—	(7.1)	(213.7)

Net cash used in investing activities	$(461.2)	$(744.7)	$(504.1)

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	($ in millions)
Cash flows from financing activities:
Issuance of debt	—	300.0	—
Repayments of debt	(7.0)	(7.0)	(0.1)
Funding of debt service coverage account	(0.9)	(70.5)	—
Debt issuance costs	(0.6)	(7.9)	—
Receipts from annuity and universal life policies credited to policyholders’ account balances	1,219.6	1,179.2	1,150.9
Return of policyholders’ account balances on annuity policies and universal life policies	(736.0)	(727.3)	(979.3)
Issuance of common stock	63.5	1.2	0.2
Purchase of treasury stock	—	(33.0)	(88.5)
Dividends paid to shareholders	—	(21.1)	(22.0)

Net cash provided by financing activities	$538.6	$613.6	$61.2

Net increase/(decrease) in cash and cash equivalents	165.8	(62.5)	(428.6)
Cash and cash equivalents, beginning of year	378.5	441.0	869.6

Cash and cash equivalents, end of year	$544.3	$378.5	$441.0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$20.9	$(47.1)	$7.3
Interest	$78.1	$76.1	$85.2
Schedule of non-cash investing and financing activities:
Issuance of 3.9 million shares of common stock of The MONY Group Inc. shares in connection with the Advest acquisition	$—	$—	$142.3
Issuance of 26.0 thousand shares of common stock of The MONY Group Inc. in connection with the PCP acquisition	$—	$—	$1.0
Issuance of 0.5 million shares of common stock of The MONY Group Inc. in connection with the Lebenthal acquisition	$—	$—	$16.7

See accompanying notes to consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life Insurance Company, (ii) independent third party insurance brokerage general agencies and securities broker dealers, and (iii) its corporate marketing team which markets COLI and BOLI products. For the year ended December 31, 2003, Retail distribution accounted for approximately 17.6% and 42.6% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues, while Wholesale distribution accounted for 82.4% and 57.4% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

MONY Group’s principal operating subsidiaries are MONY Life Insurance Company (“MONY Life”), formerly known as The Mutual Life Insurance Company of New York, and The Advest Group, Inc. (“Advest”). MONY Life’s principal wholly owned direct and indirect operating subsidiaries include: (i) MONY Life Insurance Company of America (“MLOA”), an Arizona domiciled life insurance company, (ii) Enterprise Capital Management (“Enterprise”), a distributor of both proprietary and non-proprietary mutual funds, (iii) U.S. Financial Life Insurance Company (“USFL”), an Ohio domiciled insurer underwriting specialty risk life insurance business, (iv) MONY Securities Corporation (“MSC”), a registered securities broker-dealer and investment advisor whose products and services are distributed through MONY Life’s career agency sales force, (v) MONY Brokerage, Inc., a licensed insurance broker, which principally provides MONY Life’s career agency sales force with access to life, annuity, small group health, and specialty insurance products written by other insurance companies so they can more fully meet the insurance and investment needs of their customers, (vi) MONY Consultoria e Corretagem de Seguros Ltda., a Brazilian domiciled insurance brokerage subsidiary, which principally provides insurance brokerage services to unaffiliated third party insurance companies in Brazil, (vii) MONY Bank & Trust Company of the Americas, Ltd., a Cayman Islands bank and trust company, which provides investment and trust services to nationals of certain Latin American countries, and (viii) MONY Life Insurance Company of the Americas, Ltd., a Cayman Islands based insurance company, which provides life insurance and annuity products to nationals of certain Latin American countries. Advest, through its principal operating subsidiaries, Advest, Inc., a securities broker-dealer, Advest Trust Company, a federal savings bank, and Boston Advisors, Inc. (“Boston Advisors”), a registered investment advisory firm, provides diversified financial services including securities brokerage, securities trading, investment banking, trust, and asset management services.

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business within MONY Life (see Note 21). On April 30, 2002, MONY Holdings commenced its operations and, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. In addition, MONY Group, pursuant to the terms of the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds to MONY Holdings from the issuance of the Insured Notes, after all offering and other related expenses, were approximately $292.6 million. Of this amount, $60.0 million was deposited in a debt service coverage account (the “DSCA”), pursuant to the terms of the note indenture, to provide collateral for the payment of interest and principal on the Insured Notes and the balance of approximately $232.6 million was distributed to MONY Group in the form of a dividend. The Insured Notes mature on January 21, 2017. The Insured Notes pay interest only through January 21, 2008 at which time principal payments will begin to be made pursuant to an amortization schedule. Interest on the Insured Notes is payable quarterly at an annual rate equal to three month LIBOR plus 0.55%. Concurrent with the issuance of the Insured Notes, MONY Holdings entered into an interest rate swap contract (the “Swap”), which locked in a fixed rate of interest on the Insured Notes at 6.44%. Including debt issuance costs of $7.4 million and the cost of the insurance policy (75 basis points per annum) (the “Insurance Policy”), which guarantees the scheduled principal and interest payments on the Insured Notes, the all-in cost of the indebtedness is 7.36%. See Note 22 for further information regarding the Insured Notes.

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

2. Proposed Merger with AXA Financial, Inc.:

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”), and AIMA Acquisition Co. (“AIMA”), which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 18 for further information regarding the pending merger transaction.

Subsequent Events — —

The MONY Group has announced that it will pay a cash dividend, which was determined in accordance with the AXA Agreement, of approximately $0.33 to $0.35 per share to shareholders who are record holders of the issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of the merger transaction with AXA Financial. However, the exact per share amount of the dividend will be determined by the total number of issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of the merger transaction with AXA Financial. This dividend is expressly conditioned on the closing of the merger transaction with AXA Financial.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During December 2003, AXA Financial acquired warrants to purchase MONY Group common shares from certain affiliates of Goldman Sachs & Co. (the “Investors”) which, in the aggregate, provided for the purchase of 4.4% of MONY Group’s fully diluted common shares outstanding as of December 24, 1998 for cash consideration of $23.50 per share. Concurrently therewith, AXA Financial exercised the warrants resulting in the payment to the MONY Group by AXA Financial of the exercise price, which aggregated approximately $52.4 million, and the issuance by MONY Group of 2,228,574 common shares to AXA Financial. In December 1997, MONY Group issued warrants (the “Goldman Warrants”) to the Investors in connection with an investment in the Mutual Life Insurance Company of New York in contemplation of its demutualization and the initial public offering of the MONY Group, which was fully disclosed in the Company’s filing on Form S-1 with the Securities and Exchange Commission (the “SEC”). Such warrants provided for the purchase of MONY Group common shares equal to 7.0% of MONY Group’s fully diluted common shares outstanding as of December 24, 1998. As a result of their sale to AXA Financial, at December 31, 2003 the Investors held warrants for the purchase of 1,327,207 of MONY Group’s fully diluted common shares outstanding as of such date. As of December 31, 2003, there were no warrants other than the Goldman Warrants outstanding for the purchase of MONY Group’s common shares.

The MONY Group incurred merger related expenses totaling $9.6 million for the year ended December 31, 2003 in connection with its pending merger with AXA Financial. These expenses are reflected under the caption “other operating costs and expenses” in the Company’s statement of income and comprehensive income.

3. The Closed Block:

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

However, because the decision to increase or decrease dividend scales is based on revised estimates as to the ultimate profitability of the Closed Block such actions will not necessarily coincide with periodic reports of the results of the Closed Block. Accordingly, actual earnings that emerge from the Closed Block may either be more or less than the expected Closed Block earnings (or glide path earnings). In accordance with AICPA Statement of Position 00-3 “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts”, actual Closed Block earnings in excess of expected Closed Block earnings (or the “glide path earnings”) in any period are recorded as an additional liability to Closed Block policyholders (referred to as the “deferred dividend liability”) because such excess earnings inure solely to the benefit of the policyholders in the Closed Block. If actual Closed Block earnings are less than expected Closed Block earnings (or the glide path earnings) in any period the difference is charged against the balance of any existing deferred dividend liability. If the deferred dividend liability is not sufficient to absorb the difference, any such remaining amount, not absorbed, will remain in earnings for the period and an adjustment will be made to get back on the glide path when earnings emerge in future periods that are sufficient to offset such remaining accumulated difference or through a subsequent reduction in dividend scales. As of December 31, 2003 and 2002, the deferred dividend liability was $65.7 million and $33.2 million, respectively.

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation of Investments and Realized Gains and Losses

The Company’s fixed maturity securities are classified as available-for-sale and trading and are reported at estimated fair value. The Company’s equity securities are comprised of investments in common stocks and venture capital limited partnerships. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. The Company’s investments in venture capital limited partnerships are accounted for in accordance with the equity method of accounting or at estimated fair value (with changes in fair value recorded in other comprehensive income) depending upon the Company’s percentage ownership of the partnership and the date it was acquired. In general, partnership interests acquired after May 18, 1995 are accounted for in accordance with the equity method of accounting if the Company’s ownership interest in the partnership exceeds three percent, whereas, if the partnership was acquired prior to May 18, 1995, the equity method would be applied only if the Company’s ownership interest is 20 percent or greater. In the unlikely event that the Company’s ownership interest in a partnership exceeded 50 percent the partnership would be consolidated. In all other circumstances, the Company accounts for its investments in venture capital limited partnerships at estimated fair value. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect its pro rata share of such mark to market adjustment if it accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Unrealized gains and losses on fixed maturity securities available-for-sale and common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized. Unrealized gains and losses on fixed maturity securities classified as trading securities are reflected in current period revenues. The cost of all fixed maturity securities and common stock is adjusted for impairments in value deemed to be other than temporary. Fixed maturity securities deemed to be other than temporarily impaired are analyzed to assess whether such investments should be placed on non-accrual status. A

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed maturity security would be placed on non-accrual status when management believes it will not receive all principal and interest payments according to the original terms. Any cash received on non-accrual status securities is applied against the outstanding principal. These adjustments are reflected as realized losses on investments. Realized gains and losses on sales of investments are determined on the basis of specific identification.

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

Real estate investments meeting the following criteria are classified as “real estate to be disposed of” in the Company’s consolidated statement of financial position and the results therefrom are reported as “discontinued operations” in the Company’s consolidated statement of income and comprehensive income as a result of the Company’s adoption in 2002 of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”):

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Retail Brokerage and Investment Banking

Receivables From and Payables to Brokerage Customers

Receivables from and payables to brokerage customers arise from cash and margin transactions executed by the Company on customers’ behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. Advest pays interest on customers’ credit balances when they indicate that the funds are for reinvestment purposes. In 2001, Advest outsourced its clearing operation to a third party, a clearing broker.

Advest currently introduces all of its customer transactions, which are now not reflected in these financial statements, to the clearing broker, which executes, clears, and carries such transactions on a “fully disclosed” basis. Advest’s proprietary transactions are also executed and cleared through the clearing broker.

Receivable from clearing broker primarily represents net cash balances on deposit, commissions, interest and trading profits receivable, clearing fees and borrowings to finance securities inventories. At times during the year, the balance with the clearing broker can be a net payable. The Company is subject to credit risk should the clearing broker be unable to repay the balance reflected on the balance sheet. However, the Company does not anticipate non-performance. The carrying value approximates the fair value as the balance is short-term and interest-bearing.

Pursuant to the terms of the agreement between Advest and the clearing broker, the clearing broker has the right to charge Advest for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge Advest has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2003, Advest has recorded no liabilities with regard to the right. In addition, Advest has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. Advest monitors the credit standing of the clearing broker and all counterparties with which it conducts business.

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

Deferred Sales Commissions

The Company, through Enterprise, sells Class B and C shares, which are subject to a contingent deferred sales charge (“CDSC”). At the time of sale, the Company pays commissions to brokers and dealers for sales of Enterprise Group of Funds Class B and C shares. Class B commissions paid are deferred and amortized on the lesser of six years straight-line, or the period during which related distribution and CDSC revenues are earned. The Company evaluates recoverability through ongoing estimates of future revenues from Class B shares. Class C share commissions are expensed when paid.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Policy Acquisition Costs (“DPAC”)

The costs of acquiring new business, principally commissions, underwriting, agency, and policy issue expenses, all of which vary with and are primarily related to the production of new insurance business, are deferred.

For participating traditional life policies, DPAC is amortized over the expected life of the contracts (30 years) as a constant percentage based on the present value of estimated gross margins expected to be realized over the life of the contracts using discount rates that grade down from 7.22% in 2004 to 6.97% in the year 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.

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

The Company conducts programs from time-to-time that allow annuity contract holders to exchange older annuity contracts for new annuity products sold at no cost. The Company has determined that the old and new products are substantially similar and, as such, the Company retains previously recorded DPAC related to the exchanged contract.

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

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals. The weighted average interest crediting rate for universal life products was approximately 5.5%, 5.6% and 5.9% for the years ended December 31, 2003, 2002, and 2001, respectively. The weighted average interest crediting rate for investment-type products was approximately 4.2%, 4.3% and 4.5% for the years ended December 31, 2003, 2002, and 2001, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends to Policyholders

Dividends to policyholders reflected on the consolidated statement of income and comprehensive income is comprised of policyholder dividends payable in the current year and the change in the deferred dividend liability. Dividends payable to policyholders are determined annually by the board of directors of MONY Life. All but a de minimus amount of dividends paid to policyholders are on policies in the Closed Block. Refer to Note 3 for a more detailed explanation of policyholder dividends, as well as the deferred dividend liability. The change in the deferred dividend liability recognized in the statement of income and comprehensive income was $23.7 million, $(14.6) million, and $21.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Participating Business

At December 31, 2003 and 2002, participating business, substantially all of which is in the Closed Block, represented approximately 28.7% and 34.0% of the Company’s life insurance in force, and 70.2% and 73.7% of the number of life insurance policies in force, respectively. For each of the years ended December 31, 2003, 2002, and 2001 participating business represented approximately 79.0%, 82.5%, and 83.5%, respectively, of life insurance premiums.

Stock-Based Compensation

FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, SFAS 123 requires that pro forma disclosure be made of net income and earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted. The Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees. See Note 23 for further discussion of the Company’s stock based compensation plans.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the effect on net income and net income per share of the Company as if the accounting prescribed by SFAS 123 had been applied to the options granted to employees and outstanding as at December 31, 2003, 2002 and 2001:

	For the years ended December 31
	2003	2002	2001
	($ in millions except per share amounts)
Net income/(loss), as reported	$36.6	$(23.3)	$(60.8)
Less: Total stock-based employee compensation determined under the fair value method of accounting, net of tax	(5.4)	(5.2)	(4.3)

Pro forma net income/(loss)	$31.2	$(28.5)	$(65.1)

Earnings per share:
Net income/(loss) per share, as reported
Basic	$0.78	$(0.49)	$(1.25)
Diluted	$0.77	$(0.49)	$(1.25)
Net income/(loss) per share, pro forma
Basic	$0.66	$(0.60)	$(1.34)
Diluted	$0.66	$(0.60)	$(1.34)

The fair value of each option outstanding is estimated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $20.90 to $44.25, dividend yields ranging from 1.02% to 2.37%, expected volatility ranging from 23.5% to 44.4%, and a range of interest rates from 3.3% to 6.7%. The fair value of options determined using the Black-Scholes pricing model ranged from $6.30 to $18.92 per share at December 31, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and career financial professional options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent that the value of such assets exceeds the separate account liabilities. Investments held in separate accounts and liabilities of the separate accounts are reported separately as assets and liabilities. All separate account assets are reported at estimated fair value. Investment income and gains or losses on the investments of separate accounts accrue directly to contract holders and, accordingly, are not reflected in the Company’s consolidated statements of income and cash flows. Fees charged to the policies in the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues.

Consolidated Statements of Cash Flows—Non-cash Transactions

For the years ended December 31, 2003, 2002, and 2001, respectively, real estate of $0.0 million, $12.0 million, and $18.0 million was acquired in satisfaction of debt. At December 31, 2003 and 2002, the Company owned real estate acquired in satisfaction of debt of $28.2 million and $24.0 million, respectively. Other non-cash transactions, which are reflected in the statement of cash flows as a reconciling item from net income to net cash provided by operating activities, consisted primarily of stock distributions from the Company’s partnership investments and payment-in-kind for interest due on certain fixed maturity securities. Non-cash financing activity in 2001 consisted primarily of the issuance of stock in connection with the acquisitions of Advest and Lebenthal.

Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the year. Diluted earnings per share amounts are computed in the same manner as the calculations of basic earnings per share amounts, except that such

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculations assume, if dilutive, the exercise of the warrants, which are discussed below, and the exercise of employee stock options at the beginning of the periods presented in accordance with the Treasury Stock Method. In addition, the weighted average common shares outstanding during the year used to calculate diluted earnings per share includes non-performance based restricted shares, as well as performance based restricted shares that would be issuable if the performance criteria are met at the end of the reporting period (see Note 23).

Incremental shares totaling 1,227,397 and 1,333,745 from the assumed conversion of dilutive securities were not included in the computation of per share amounts for the years ended December 31, 2002 and 2001, respectively, because to do so would be antidilutive.

New Accounting Pronouncements Adopted as of December 31, 2003

On January 1, 2001 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses are reported based on the hedge relationship that exists, if there is one. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in earnings. The Company’s use of derivative instruments is not significant and accordingly, adoption of the standard did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2001 the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125 (“SFAS 140”). SFAS 140 specifies the accounting and reporting requirements for securitizations and other transfers of financial assets and collateral, recognition and measurement of servicing assets and liabilities, and the extinguishment of liabilities. Adoption of the new requirements did not have a material effect on the Company’s results of operations or financial position.

On July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses the financial accounting and reporting for all business combinations. This statement requires that all business combinations be accounted for under the purchase method of accounting, abolishes the use of the pooling-of-interest method, requires separate recognition of intangible assets that can be identified and named, and expands required disclosures. All of the Company’s past business combinations have been accounted for under the purchase accounting method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. This Statement provides specific guidance for testing the impairment of goodwill and intangible assets. As a result of adopting this standard, the Company no longer recognizes goodwill amortization of approximately $12 million on an annualized basis. In addition, based on the Company’s estimate of its reporting unit, the Company determined in 2003 that a $4.0 million

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment charge against its goodwill was required. This charge is reported in the Company’s consolidated statement of income and comprehensive income for 2003 under the caption “other operating costs and expenses” (see Note 25).

On January 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. SFAS 144 retains many of the same provisions as SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). In addition to retaining the SFAS 121 requirements, SFAS 144 requires companies to present the results of operations of components of the entity that are held for sale as discontinued operations in the consolidated statement of income and comprehensive income. The Company had real estate that meets the definition of a component of the entity. Substantially all of the Company’s real estate to be disposed of resulted from disposal activities initiated prior to the effective date of SFAS 144. The carrying value of real estate to be disposed of at December 31, 2003 and 2002 was $0.0 million and $26.8 million, respectively. The Company’s pretax income (loss) from real estate to be disposed of for the years ended December 31, 2003 and 2002, which is reported in the Company’s consolidated statement of income and comprehensive income as a discontinued operation, was $9.0 million and $(3.9) million, respectively.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure and amendment of FASB Statement No. 123 (“SFAS 148”). This Statement amends SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The disclosure provisions for SFAS 148 were effective for interim periods beginning after December 15, 2002. The transition provisions of SFAS 148 were effective for financial statements for fiscal years ending after December 31, 2002. As of December 31, 2003, the Company has not adopted the fair value based method of accounting for stock based compensation.

In April 2003, the FASB issued SFAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12(a) of SFAS 133 indicates that an embedded derivative must be separated from the host contract (“bifurcated”) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003, with earlier application as of the beginning of a fiscal quarter permitted. The adoption of DIG B36 did not have a material impact on the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity’s classification of the following free-standing instruments: (i) mandatory redeemable instruments, (ii) financial instruments to repurchase an entity’s own equity instruments, and (iii) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 was generally effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations and financial position.

In October 2003, the FASB finalized the proposed FASB Staff Position 46-e Effective Date of Interpretation 46 (“FIN 46”), for Certain Interests Held by a Public Entity (“Staff Position 46-e”). Staff Position 46-e defers the latest date by which all public entities must apply SFAS Interpretation No. 46 Consolidation of Variable Interest Entities (“Interpretation 46”), to the first reporting period ending after December 15, 2003. Interpretation 46 represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a company’s consolidated financial statements include subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as “variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. Interpretation 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. Interpretation 46 was initially effective in January 2003 for investments made in variable interest entities after January 31, 2003 and it was effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The deferral applied to all variable interest entities and potential variable interest entities, both financial and non-financial in nature. Variable interest entities that were previously consolidated in issued financial statements under Interpretation 46 will not be unconsolidated. The adoption of Interpretation 46 did not have a material impact on the Company’s results of operations and financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132 – 2003”). SFAS 132-2003 improves the financial statement disclosures for defined benefit plans contained in SFAS No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”), which it replaces, and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS 132-2003 does not change the measurement or recognition of pension plans and other postretirement benefit plans required by SFAS 87 Employers’ Accounting for Pensions, SFAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions. The disclosure provisions for SFAS 132-2003 are effective for financial statements with fiscal years ending after December 15, 2003.

New Accounting Pronouncements Not Yet Adopted as of December 31, 2003

In July 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance relating to (i) separate account presentation, (ii) accounting for an insurance enterprise’s interest in separate accounts, (iii) gains and losses on the transfer of

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets from the general account, (iv) liability valuation, (v) return based on a contractually referenced pool of assets or index, (vi) determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, (vii) accounting for contracts that contain death or other insurance benefit features, (viii) accounting for reinsurance and other similar contracts, (ix) accounting for annuitization benefits, (x) sales inducements to contract holders, and (xi) disclosures in the financial statements of an insurance enterprise regarding (a) separate account assets and liabilities, (b) the insurance enterprise’s accounting policy for sales inducements, and (c) the nature of the liabilities and methods and assumptions used in estimating any contract benefits recognized in excess of the account balance. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The adoption of SOP 03-1 would have resulted in an additional liability for Guaranteed Minimum Death Benefits of approximately $0.8 million at December 31, 2003. This increase in reserves would have been partially offset by a decrease in DPAC amortization due to lower profit margins as a result of the increased reserves. The adoption of SOP 03-1 is not expected to have any other material impact on the Company’s results of operations and financial position.

In December 2003, the FASB issued SFAS Interpretation No. 46-Revised Consolidation of Variable Interest Entities (“Interpretation 46R”), which incorporates a number of modifications and changes to Interpretation 46 (see – Recent Accounting Pronouncements Adopted as of December 31, 2003, above). Interpretation 46R clarifies some of the requirements of Interpretation 46, eases some of its implementation problems, and adds new scope exceptions and applicability judgments. Interpretation 46R is effective for reporting periods ending after December 15, 2003 for investments in variable interest entities considered to be special-purpose entities. The implementation of Interpretation 46R for all other investments in variable interest entities is required for reporting periods ending after March 15, 2004, with early adoption permitted. The adoption of FIN 46R is not expected to have a material impact on the Company’s results of operations and financial position.

5. Investment Income, Trading Gains/(Losses), Realized and Unrealized Investment Gains/(Losses), and Comprehensive Income:

Net investment income for the years ended December 31, 2003, 2002 and 2001 was derived from the following sources:

	2003	2002	2001
	($ in millions)
Net Investment Income
Fixed maturity securities(1)	$504.9	$491.0	$485.2
Equity securities	12.7	7.9	(33.9)
Mortgage loans	143.4	138.9	139.8
Other investments (including cash and short-term)(1)	107.9	129.1	139.7

Total investment income	768.9	766.9	730.8
Investment expenses	29.4	29.6	46.0

Net investment income	$739.5	$737.3	$684.8

(1)	Amounts in 2003 and 2002 include net investment income earned on fixed maturity securities and cash and cash equivalents on deposit in the DSCA sub-accounts OB and CBB — see Note 21.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net realized gains/(losses) on investments for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001
	($ in millions)
Fixed maturity securities	$47.7	$(79.3)	$(2.6)
Equity securities	(9.1)	(38.7)	(7.8)
Mortgage loans	18.6	(3.0)	9.3
Other invested assets	(6.0)	(32.0)	(11.2)

	$51.2	$(153.0)	$(12.3)

Following is a summary of the change in unrealized investment gains/(losses), net of related deferred income taxes and adjustment for deferred policy acquisition costs (see Note 10), which are reflected in accumulated other comprehensive income for the periods presented. The net change in unrealized investment gains/(losses) and the change in the Company’s minimum pension liability represent the only components of other comprehensive income for the years ended December 31, 2003, 2002 and 2001 as presented below:

	2003	2002	2001
	($ in millions)
Other Comprehensive Income
Change in unrealized gains/(losses):
Fixed maturity securities(1)	$(49.3)	$370.5	$156.7
Equity securities	14.5	(10.3)	(3.4)
Interest rate swap (see Note 1)	7.0	(28.4)	—
Other invested assets	0.7	—	—

Subtotal	(27.1)	331.8	153.3
AEGON Portfolio (see Note 13)	—	(29.3)	31.0

Subtotal	(27.1)	302.5	184.3
Effect on unrealized gains/(losses) on investments attributable to:
DPAC	(12.2)	(67.4)	(30.3)
Deferred federal income taxes	14.0	(81.6)	(48.2)
Net unrealized gains/(losses) and DPAC transferred to the Closed Block	17.0	(129.8)	(69.2)

Change in unrealized gains/(losses) on investments, net	(8.3)	23.7	36.6
Minimum pension liability adjustment	0.2	(1.9)	(11.5)

Other comprehensive (loss)/income	$(8.1)	$21.8	$25.1

(1)	Amounts in 2003 and 2002 include $(0.7) million and $3.5 million, respectively, of changes in unrealized gains/(losses) related to fixed maturity securities which are on deposit in the DSCA sub-account CBB—see Note 21.

The following table sets forth the reclassification adjustments required for the years ended December 31, 2003, 2002, and 2001 to avoid double-counting in comprehensive income items that are included as part of net income for a period that also had been part of other comprehensive income in earlier periods:

	2003	2002	2001
	($ in millions)
Reclassification Adjustments
Unrealized gains/(losses) on investments	$(23.1)	$68.2	$34.6
Reclassification adjustment for gains included in net income	15.0	(46.4)	(9.5)

Unrealized gains/(losses) on investments, net of reclassification adjustments	$(8.1)	$21.8	$25.1

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains/(losses) on investments, excluding net unrealized gains/(losses) on assets allocated to the Closed Block, reported in the above table for the years ended December 31, 2003, 2002 and 2001 are net of income tax expense (benefit) of $(22.1) million, $106.6 million and $43.2 million, respectively, and $(8.8) million, $(71.7) million, and $(32.1) million, respectively, relating to the effect of such unrealized gains (losses) on DPAC.

Reclassification adjustments, excluding net unrealized gains/(losses) on assets allocated to the Closed Block, reported in the above table for the years ended December 31, 2003, 2002 and 2001 are net of income tax expense (benefit) of $8.1 million, $(25.0) million, and $5.1 million, respectively, and $3.4 million, $4.3 million, and $1.8 million, respectively, relating to the effect of such amounts on DPAC.

6. Fixed Maturity and Equity Securities:

Fixed Maturity Securities

The following table presents the amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity securities, including the DSCA sub-account OB (see Note 21) and amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer, as of December 31, 2003 and 2002.

	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2003 (1)	2002 (2)	2003 (1)	2002 (2)	2003 (1)	2002 (2)	2003 (1)	2002 (2)
	($ in millions)
U.S. Treasury securities and Obligations of U.S. Government agencies	$1,681.7	$948.0	$44.0	$75.0	$17.9	$0.2	$1,707.8	$1,022.8
Collateralized mortgage obligations:
Government agency-backed	131.5	171.6	1.8	8.4	0.9	—	132.4	180.0
Non-agency backed	6.5	92.8	0.2	3.4	—	—	6.7	96.2
Other asset-backed securities:
Government agency-backed	6.7	121.9	0.4	5.9	—	—	7.1	127.8
Non-agency backed	314.8	582.1	24.2	34.6	1.5	4.6	337.5	612.1
Foreign governments	52.3	42.5	6.6	6.1	0.2	0.3	58.7	48.3
Utilities	526.5	546.1	39.6	37.2	1.8	7.3	564.3	576.0
Corporate bonds	5,371.3	4,901.3	398.8	387.0	22.1	30.8	5,748.0	5,257.5

Total bonds	8,091.3	7,406.3	515.6	557.6	44.4	43.2	8,562.5	7,920.7
Redeemable preferred stocks	37.0	47.0	4.1	3.5	—	—	41.1	50.5

Total	$8,128.3	$7,453.3	$519.7	$561.1	$44.4	$43.2	$8,603.6	$7,971.2

(1)	The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of fixed maturity securities in the DSCA Sub-account OB at December 31, 2003 are $58.3 million, $2.8 million, $0.0 million and $61.1 million, respectively — see Note 21.
(2)	The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of fixed maturity securities in the DSCA Sub-account OB at December 31, 2002 are $58.3 million, $3.5 million, $0.0 million and $61.8 million, respectively — see Note 21.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of the Company’s fixed maturity securities at December 31, 2003 and 2002 is net of adjustments for impairments in value deemed to be other than temporary of $113.5 million and $124.4 million, respectively.

At December 31, 2003 and 2002, there was $23.4 million and $6.7 million, respectively, of fixed maturity securities which had been non-income producing for the twelve months preceding such dates. Interest income that would have been recognized on these fixed maturity securities was $2.8 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

The Company classifies fixed maturity securities available-for-sale which: (i) are in default as to principal or interest payments, (ii) are to be restructured pursuant to commenced negotiations, (iii) went into bankruptcy subsequent to acquisition, or (iv) are deemed to have “other than temporary impairments” to value as “problem fixed maturity securities.” At December 31, 2003 and 2002, the carrying value of problem fixed maturity securities held by the Company was $240.4 million and $274.7 million, respectively. The Company defines potential problem securities in the fixed maturity category as securities that are deemed to be experiencing significant operating problems or difficult industry conditions. At December 31, 2003 and 2002, the carrying value of potential problem fixed maturity securities held by the Company was $4.9 million and $8.5 million, respectively. In addition, at December 31, 2003 and 2002, the Company had no fixed maturity securities which had been restructured.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates (excluding scheduled sinking funds) as of December 31, 2003, are as follows:

	2003
	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$265.6	$276.3
Due after one year through five years(1)	2,197.8	2,373.9
Due after five years through ten years	3,028.8	3,225.6
Due after ten years	1,644.0	1,699.1

Subtotal	7,136.2	7,574.9
Mortgage- and asset-backed securities	992.1	1,028.7

Total	$8,128.3	$8,603.6

(1)	Amounts in 2003 and 2002 include fixed maturity securities of $58.3 million and $58.3 million, respectively, at amortized cost and $61.1 million and $61.8 million, respectively, at estimated fair value included in the DSCA sub-account OB (see Note 21).

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of fixed maturity securities during 2003, 2002 and 2001 were $1,899.3 million, $468.1 million and $484.3 million, respectively. Gross gains of $75.1 million, $35.1 million and $21.4 million, and gross losses of $0.4 million, $6.6 million and $8.3 million, were realized on these sales, in 2003, 2002 and 2001, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Securities

The cost, gross unrealized gains and losses, and estimated fair value of marketable and non-marketable equity securities at December 31, 2003 and 2002 are as follows:

	Cost		Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	2003	2002	2003	2002	2003	2002	2003	2002
	($ in millions)
Marketable equity securities	$71.6	$61.5	$8.7	$3.0	$1.2	$2.3	$79.1	$62.2
Non-marketable equity securities	177.8	192.8	16.6	29.5	16.2	35.5	178.2	186.8

	$249.4	$254.3	$25.3	$32.5	$17.4	$37.8	$257.3	$249.0

Proceeds from sales of equity securities during 2003, 2002 and 2001 were $16.9 million, $16.5 million and $31.0 million, respectively. Gross gains of $5.4 million, $2.7 million and $3.1 million and gross losses of $0.5 million, $2.8 million and $9.5 million were realized on these sales during 2003, 2002, and 2001, respectively.

Trading Account Securities and Securities sold, not yet purchased

As of December 31, 2003 and 2002 the Company’s trading account securities and inventory of securities sold, not yet purchased consisted of the following, at market value:

	2003		2002
	Trading account securities	Securities sold, not yet purchased	Trading account securities	Securities sold, not yet purchased
	(in $ millions)
Corporate obligations	$478.9	$388.7	$460.5	$439.1
State and municipal obligations	66.2	0.9	129.9	2.0
U.S. government and agency obligations	169.8	230.8	108.2	132.6
Mortgage-backed securities	33.7	27.1	24.8	11.8
Stocks and warrants	11.3	1.8	3.3	1.3

	$759.9	$649.3	$726.7	$586.8

The Company sometimes uses financial futures contracts and options on financial futures primarily to manage the risk associated with its municipal obligations and trading inventories. The fair values of the Company’s futures contracts, which are based on quoted exchange prices, are reflected in the Company’s balance sheet under the captions “Trading account securities, at fair value” and “Securities sold, not yet purchased, at fair value”, with the daily change in market value reflected in revenue from principal transactions, net.

The Company’s average fair value of futures contracts during the years ended December 31, 2003 and 2002 was $15.0 million and $14.4 million, respectively. At December 31, 2003 and 2002 the market value of open positions was $3.9 million and $15.8 million, respectively.

The Company is exposed to off balance sheet risk related to securities sold, not yet purchased and financial futures sold. These transactions obligate the Company to repurchase such securities and futures at prevailing market prices in the future. These obligations are recorded in the Company’s balance sheet at the market values at December 31, 2003, and the Company will incur a loss if the market value of the securities or futures increases.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Other Than Temporary Impairments:

The following table presents certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. This table excludes amounts relating to certain invested assets held pursuant to a reinsurance agreement whereby all the experience from such assets is passed to the reinsurer.

	Less Than 12 Months		Greater Than 12 Months		Total
	Total Market Value	Gross Unrealized Losses	Total Market Value	Gross Unrealized Losses	Total Market Value	Gross Unrealized Losses
	($ in millions)
U.S. Treasury securities and Obligations of U.S. Government Agencies	$877.7	$17.9	$0.3	$—	$878.0	$17.9
Collateralized mortgage obligations:
Government agency backed	77.1	0.9	—	—	77.1	0.9
Non government agency backed	—	—	—	—	—	—
Other asset-backed securities:
Government agency backed	—	—	—	—	—	—
Non government agency backed	1.0	—	35.1	1.5	36.1	1.5
Foreign governments	12.5	0.2	—	—	12.5	0.2
Utilities	62.4	1.8	—	—	62.4	1.8
Corporate bonds	633.8	21.0	44.0	1.1	677.8	22.1

Total bonds	1,664.5	41.8	79.4	2.6	1,743.9	44.4
Common stocks	5.7	0.9	—	—	5.7	0.9

Total temporarily impaired securities	$1,670.2	$42.7	$79.4	$2.6	$1,749.6	$45.3

There were 19 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $2.6 million ($1.7 million after-tax) as of such date. Of these positions: (i) eight comprising approximately $1.8 million ($1.2 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $0.8 million ($0.5 million after-tax) of the aforementioned unrealized loss were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”, and (iii) three positions with negligible unrealized losses were U.S. Government securities.

There are no common stock positions that have been in an unrealized loss position for more than 12 months as at December 31, 2003.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Mortgage Loans on Real Estate:

Mortgage loans on real estate at December 31, 2003 and 2002 consist of the following:

	2003	2002
	($ in millions)
Commercial and residential mortgage loans	$1,452.9	$1,592.3
Agricultural mortgage loans	349.5	307.8

Total loans	1,802.4	1,900.1
Less: valuation allowances	(20.0)	(22.7)

Mortgage loans, net of valuation allowances	$1,782.4	$1,877.4

An analysis of the valuation allowances for 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	($ in millions)
Balance, beginning of year	$22.7	$28.4	$32.2
Increase/(decrease) in allowance	0.9	0.8	(0.9)
Reduction due to paydowns and payoffs, write-offs	(3.6)	(2.1)	(0.2)
Transfers to real estate	—	(4.4)	(2.7)

Balance, end of year	$20.0	$22.7	$28.4

Impaired mortgage loans along with related valuation allowances as of December 31, 2003 and 2002 are as follows:

	2003	2002
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$14.3	$66.7
Loans that do not have valuation allowances	30.2	90.3

Subtotal	44.5	157.0
Valuation allowances	(3.2)	(14.7)

Impaired mortgage loans, net of valuation allowances	$41.3	$142.3

During 2003, 2002, and 2001, the Company recognized $4.1 million, $11.3 million and $12.8 million, respectively, of interest income on impaired loans.

At December 31, 2003 and 2002, the carrying value of mortgage loans which were non-income producing for the twelve months preceding such dates was $0.0 million and $13.8 million, respectively. Interest income that would have been recognized on these mortgage loans was $2.2 million for the year ended December 31, 2002.

At December 31, 2003 and 2002, the Company had restructured mortgage loans of $15.3 million and $29.8 million, respectively. Interest income of $1.3 million, $1.5 million and $4.3 million was recognized on restructured mortgage loans in 2003, 2002, and 2001, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $1.6 million, $4.0 million and $7.2 million in 2003, 2002 and 2001, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Segment Information:

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

Products comprising the Protection Products segment primarily include a wide range of individual life insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the assets and liabilities transferred pursuant to the Group Pension Transaction (which ceased as of December 31, 2002 – see Note 13), as well as the Group Pension Profits derived therefrom (ii) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto (see Notes 3 and 20) and (iii) disability income insurance products (which are 100% reinsured and no longer offered by the Company).

The Accumulation Products segment primarily includes flexible premium variable annuities, single and flexible premium deferred annuities, single premium immediate annuities, proprietary mutual funds, investment management services, and certain other financial services products.

The Retail Brokerage and Investment Banking segment is comprised of the operations of Advest, MSC and Matrix Capital Markets Group Inc. and Matrix Private Equities, Inc. (together, “Matrix”). Advest provides diversified financial services including securities brokerage, trading, investment banking, trust, and asset management services. Matrix is a middle market investment bank specializing in merger and acquisition services for a middle market client base. MSC is a securities broker dealer that transacts customer trades primarily in securities and mutual funds. In addition to selling the Company’s protection and accumulation products, MSC provides the Company’s career agency distribution system access to other non-proprietary investment products (including stocks, bonds, limited partnership interests, tax-exempt unit investment trusts and other investment securities).

The Company’s Other Products segment primarily consists of an insurance brokerage operation and certain lines of insurance business no longer written by the Company (the “run-off businesses”). The insurance brokerage operation provides the Company’s career agency sales force with access to variable life, annuity, small group health and specialty insurance products written by other carriers to meet the insurance and investment needs of its customers. The run-off businesses primarily consist of group life and health business as well as group pension business that was not included in the Group Pension Transaction (see Note 13).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth in the table below is certain financial information with respect to the Company’s reportable segments as of and for each of the years ended December 31, 2003, 2002, and 2001, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate nonrecurring items to the segments. In addition, unless otherwise noted, all segment revenues are from external customers.

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

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings in 2003 and 2002 (iv) charges totaling $5.8 million, $7.7 million and $56.8 million in 2003, 2002 and 2001, respectively, associated with the Company’s reorganization activities (see Note 26), (v) a $1.5 million decrease in 2002 of certain reserves established in connection with the reorganization charge recorded in 2001 (see Note 26), and (vi) merger related expenses totaling $9.6 million in 2003 incurred in connection with MONY Group’s pending merger transaction with AXA Financial (see Note 2).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Summary Financial Information

	2003(5)	2002(6)	2001(3)(7)
	($ in millions)
Premiums:
Protection Products	$667.9	$662.9	$675.5
Accumulation Products	21.2	11.6	5.3
Other Products	16.1	15.9	14.5

	$705.2	$690.4	$695.3

Universal life and investment-type product policy fees:
Protection Products	$170.4	$152.1	$151.6
Accumulation Products	40.6	46.8	54.7
Other Products	(0.1)	1.6	0.9

	$210.9	$200.5	$207.2

Net investment income and net realized gains/(losses) on investments(8)(9):
Protection Products	$639.6	$471.0	$559.4
Accumulation Products	106.5	59.1	68.6
Retail Brokerage and Investment Banking	0.1	0.3	0.5
Other Products	21.2	18.5	18.0
Reconciling amounts (4)	32.3	31.5	26.0

	$799.7	$580.4	$672.5

Other income:
Protection Products (1)	$42.1	$97.3	$46.8
Accumulation Products	105.8	96.1	107.4
Retail Brokerage and Investment Banking (12)	430.8	397.8	350.8
Other Products	27.4	17.3	15.5
Reconciling amounts	7.4	10.8	8.1

	$613.5	$619.3	$528.6

Amortization of deferred policy acquisition costs:
Protection Products	$114.8	$110.3	$115.7
Accumulation Products	5.2	45.8	26.1
Reconciling amounts	—	—	17.0

	$120.0	$156.1	$158.8

Benefits to policyholders and interest credited to policyholders’ account balances:
Protection Products	$837.6	$794.2	$815.1
Accumulation Products	106.0	87.9	75.4
Other Products	31.8	30.4	29.2
Reconciling amounts	5.5	9.9	5.5

	$980.9	$922.4	$925.2

Other operating costs and expenses:
Protection Products	$274.5	$233.7	$245.5
Accumulation Products	125.1	119.4	127.2
Retail Brokerage and Investment Banking	424.0	395.7	371.3
Other Products	40.3	37.2	39.8
Reconciling amounts	90.6	74.0	92.6

	$954.5	$860.0	$876.4

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003(5)	2002(6)	2001(3)(7)
	($ in millions)
Income/(loss) before income taxes (8)(9):
Protection Products	$71.1	$59.5	$23.1
Accumulation Products	36.5	(40.7)	5.7
Retail Brokerage and Investment Banking	6.9	2.4	(20.0)
Other Products	(8.5)	(15.5)	(21.2)
Reconciling amounts	(56.4)	(41.6)	(81.0)

	$49.6	$(35.9)	$(93.4)

Assets:
Protection Products	$12,980.1	$12,291.7	$16,212.9
Accumulation Products	5,235.6	4,521.8	5,077.7
Other Products	781.8	936.5	1,101.3
Reconciling amounts	1,208.8	1,090.4	1,116.1
Retail Brokerage and Investment Banking	1,115.5	1,036.0	2,173.4

	$21,321.8	$19,876.4	$25,681.4

Deferred policy acquisition costs:
Protection Products	$1,153.4	$1,093.3	$1,087.0
Accumulation Products	172.0	133.1	146.8

	$1,325.4	$1,226.4	$1,233.8

Future Policy Benefits:
Protection Products	$7,626.3	$7,543.3	$7,467.2
Accumulation Products	207.7	188.6	173.5
Other Products	192.3	203.1	213.9
Reconciling amounts	15.2	14.9	15.4

	$8,041.5	$7,949.9	$7,870.0

Unearned Premiums:
Protection Products	$58.2	$54.7	$53.1
Accumulation Products	—	—	—
Other Products	—	2.6	2.8
Reconciling amounts	—	—	—

	$58.2	$57.3	$55.9

Policyholders’ balances and other policyholders’ liabilities:
Protection Products	$1,831.0	$1,629.8	$2,846.2
Accumulation Products	1,491.3	1,225.5	969.0
Other Products	152.4	155.7	145.3
Reconciling amounts	0.8	0.6	0.9

	$3,475.5	$3,011.6	$3,961.4

Separate account liabilities (2)(10):
Protection Products (11)	$826.9	$604.6	$3,783.7
Accumulation Products	3,143.5	2,699.0	3,464.3
Other Products	302.3	298.1	429.7
Reconciling amounts	579.2	535.9	694.1

	$4,851.9	$4,137.6	$8,371.8

(1)	Includes Group Pension Profits in 2002 and 2001 (see Note 13).
(2)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(3)	See Note 26 for details regarding the allocation of Reorganization and Other Charges to segments.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Includes interest income related to intercompany surplus notes.
(5)	Amounts reported as “reconciling” in 2003 primarily relate to (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, (iv) charges totaling $5.8 million pre-tax relating to the Company’s reorganization activities (see Note 26) and (v) merger related expenses totaling $9.6 million incurred in connection with MONY Group’s pending merger transaction with AXA Financial (see Note 2).
(6)	Amounts reported as “reconciling” in 2002 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings and (iv) charges totaling $7.7 million pre-tax relating to the Company’s 2002 reorganization activities (see Note 26), and (v) a $1.5 million reversal of certain reserves associated with the Company’s 2001 reorganization activities (see Note 26).
(7)	Amounts reported as “reconciling” in 2001 primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group and (iii) charges totaling $56.8 million pre-tax relating to the Company’s 2001 reorganization activities (see Note 26).
(8)	Amounts reported in 2002 include a loss of $3.9 million pre-tax from discontinued operations, of which $3.3 million, $0.4 million, and $0.2 million, has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively.
(9)	Amounts reported in 2003 include a gain of $9.0 million pre-tax from discontinued operations, of which $7.7 million, $0.9 million, and $0.4 million, has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively.
(10)	Includes separate account liabilities relating to the Group Pension Transaction of $3,179.5 million as of December 31, 2001 (see Note 13).
(11)	As explained in Note 13, in accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on its balance sheet.
(12)	Includes retail brokerage and investment banking revenues and other income.

Substantially all of the Company’s revenues are derived in the United States. Revenue derived from outside the United States is not material and revenue derived from any single customer does not exceed 10.0% percent of total consolidated revenues.

Following is a summary of revenues by product for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
	($ in millions)
Premiums:
Individual life	$667.6	$662.6	$675.1
Disability income insurance	0.3	0.3	0.4
Group insurance	16.1	15.9	14.5
Other	21.2	11.6	5.3

Total	$705.2	$690.4	$695.3

Universal life and investment-type product policy fees:
Universal life	$76.9	$64.8	$68.8
Variable universal life	84.0	78.1	73.4
Group universal life	9.5	9.2	9.4
Individual annuities	40.6	46.8	54.7
Group insurance	(0.1)	1.6	0.9

Total	$210.9	$200.5	$207.2

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Deferred Policy Acquisition Costs:

Policy acquisition costs deferred and amortized in 2003, 2002, and 2001 are as follows:

	2003	2002	2001
	($ in millions)
Balance, beginning of the year	$1,226.4	$1,233.8	$1,209.7
Costs deferred during the year	233.7	213.1	209.1
Amortized to expense during the year	(120.0)	(156.1)	(158.8)
Effect on DPAC from unrealized (gains) losses	(14.7)	(64.4)	(26.2)

Balance, end of the year	$1,325.4	$1,226.4	$1,233.8

11. Pension Plans and Other Postretirement Benefits

Pension Plans

The Company has a qualified pension plan covering substantially all of MONY Life’s salaried employees. The provisions of the plan provide both (a) defined benefit accruals based on: (i) years of service, (ii) the employee’s final average annual compensation and (iii) wage bases or benefits under Social Security, and (b) defined contribution accruals based on a Company matching contribution equal to 100% of the employee’s elective deferrals under the incentive savings plan for employees up to 3% of the employee’s eligible compensation and an additional 2% of eligible compensation for each active participant. Effective June 15, 1999, prospective defined contribution accruals in the defined benefit plan ceased and were redirected to the Investment Plan Supplement for Employees of MONY Life. The Company did not make any contribution in the current or prior year under Section 404 of the Internal Revenue Code (“IRC”) because the plan was fully funded under Section 412 of the IRC.

During 2002, the Company amended its Qualified Pension plan which increased certain benefit liabilities payable thereunder. The amendment resulted in an increase of $3.7 million in the plan’s projected benefit obligation.

The assets of the qualified pension plan are primarily invested in MONY Pooled Accounts which include common stock, real estate, and public and private fixed maturity securities. At December 31, 2003 and 2002, $312.0 million and $304.7 million, respectively, were invested in the MONY Pooled Accounts. Benefits of $34.0 million, $30.2 million and $27.9 million were paid by this plan for the years ended December 31, 2003, 2002 and 2001, respectively.

MONY Life also sponsors a non-qualified employee excess pension plan, which provides both defined benefits and defined contribution accruals in excess of Internal Revenue Service limits to certain employees. The benefits are based on years of service and the employee’s final average annual compensation. Pension benefits are paid from the Company’s general account. In addition, Advest, Inc. sponsors three non-qualified benefit plans. The Account Executive Non-qualified Defined Benefit Plan (the “AE Defined Benefit Plan”) offers certain high-performing financial advisors retirement benefits based upon a formula reflecting their years of service, the gross commissions they generate and Advest’s contributions to their Advest Thrift Plan 401(k) accounts. During fiscal 2000, Advest amended the AE Defined Benefit Plan to permit commencement of benefit distributions at age 55 under some circumstances, and to provide other enhanced benefits to participants. During fiscal 2002, Advest further amended the AE Defined Benefit Plan to permit commencement of benefits at age 55 under some circumstances, and to alter the formula under which the benefits of certain participants are calculated. The Executive Non-qualified Post-Employment Income Plan (the “Executive Defined Benefit Plan”) provides certain

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

senior executives with income for 10 years after retirement equal to a percentage of their final average earnings based upon a formula reflecting years of service, assumed social security benefits and Advest contributions to certain other benefit plans on the executive’s behalf. Although the AE Defined Benefit Plan and the Executive Defined Benefit Plan are considered to be “unfunded”, assets have been set aside in revocable trusts for each to fund future payments. These trusts are available to general creditors of Advest in the event of liquidation. The fair value of these trusts, which are included in securities inventory and other assets at December 31, 2003 and 2002, was $18.9 million and $18.9 million, respectively, which was less than the projected benefit obligation by $11.6 million and $6.2 million, respectively. Effective January 1, 2003 Advest adopted a new Financial Advisor Nonqualified Deferred Compensation Plan (the “Financial Advisor Deferred Comp. Plan”). The Financial Advisor Deferred Comp. Plan awards additional compensation on a deferred basis to financial advisors of Advest who achieve specified performance levels. This compensation vests at the end of the fifth year following the year for which the award is made and is subject to forfeiture if the financial advisor’s employment terminates under certain circumstances prior to vesting. For the year ended December 31, 2003 Advest’s expense related to the Financial Advisor Deferred Comp. Plan was $0.5 million.

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

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a Federal subsidy to employers who provide an “actuarial equivalent” prescription drug benefit to employees. The requirements under the Act are not expected to have a material impact on the Company’s results of operations and financial position.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the change in the benefit obligation, change in plan assets and other information with respect to the Company’s qualified and non-qualified defined benefit pension plans and other benefits which represent the Company’s postretirement benefit obligation:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$456.5	$427.4	$102.1	$104.7
Service cost	7.3	7.3	1.7	1.5
Interest cost	29.5	30.4	6.4	6.7
Plan amendment	—	8.2	—	—
Actuarial loss	33.9	20.4	4.4	(0.9)
Benefits paid	(45.2)	(37.2)	(7.7)	(9.9)

Benefit obligation at end of year	482.0	456.5	106.9	102.1

Change in plan assets:
Fair value of plan assets at beginning of year	354.9	419.5	—	—
Actual return on plan assets	68.7	(32.6)	—	—
Employer contribution	11.2	7.0	7.7	9.9
Benefits and expenses paid	(47.2)	(39.0)	(7.7)	(9.9)

Fair value of plan assets at end of year	387.6	354.9	—	—

Funded status	(94.4)	(101.6)	(106.9)	(102.1)
Unrecognized actuarial loss	157.1	178.5	16.3	12.1
Unamortized transition obligation	1.0	1.7	27.5	30.6
Unrecognized prior service cost	6.2	6.4	(0.6)	(0.7)

Net amount recognized	$69.9	$85.0	$(63.7)	$(60.1)

Amounts recognized in the statement of financial position consist of the following:
Prepaid benefit cost	$132.5	$151.0	$—	$—
Accrued benefit liability	(89.3)	(91.2)	(63.7)	(60.1)
Intangible asset	5.0	6.2	—	—
Accumulated other comprehensive income	21.7	19.0	—	—

Net amount recognized	$69.9	$85.0	$(63.7)	$(60.1)

The Company’s qualified plan had assets of $387.6 million and $354.9 million at December 31, 2003 and 2002, respectively. The projected benefit obligation and accumulated benefit obligation for the qualified plan were $385.6 million and $354.3 million at December 31, 2003 and $365.2 million and $338.9 million at December 31, 2002, respectively.

The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plan, which is unfunded, were $96.4 million and $89.3 million at December 31, 2003 and $93.3 million and $91.2 million at December 31, 2002, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost for the pension and other post-retirement plans are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
	($ in millions)
Components of net periodic benefit cost
Service cost	$7.3	$7.3	$8.3	$1.7	$1.5	$1.5
Interest cost	29.5	30.4	30.9	6.4	6.7	7.2
Expected return on plan assets	(26.9)	(39.8)	(45.5)	—	—	—
Amortization of prior service cost	0.2	(0.3)	(0.8)	(0.1)	(0.1)	(0.2)
Recognized net actuarial loss/(gain)	17.4	4.6	1.1	0.1	—	—
Amortization of transition items	0.3	0.3	(7.5)	3.1	3.1	3.1

Net periodic benefit cost	$27.8	$2.5	$(13.5)	$11.2	$11.2	$11.6

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted-average assumptions for the year ended December 31:
Discount rate (1)	6.1%	6.6%	6.1%	6.6%
Expected return on plan assets	8.0%	10.0%	—	—
Rate of compensation increase(2)	—	—	5.0%	5.0%

(1)	For Advest, the discount rate used for both the AE Defined Benefit Plan and the Executive Defined Benefit Plan was 5.75% in 2003.
(2)	For MONY Life, no benefits bearing incentive compensation is assumed for 2003. Otherwise benefits bearing compensation is assumed to increase by 4% for all participants eligible for incentive compensation and by 5% for all others. Benefits bearing incentive compensation for the top four officers is assumed to be 50% of base salary after 2003. For Advest, the rates of future compensation increases for the AE Defined Benefit Plan and the Executive Defined Benefit Plan are 3.0% and 5.0%, respectively, as of September 30, 2003.

MONY Life uses a December 31 measurement date for its pension plans and other postretirement benefits. Advest uses a September 30 measurement date for its pension plans.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 6% for 2010 and remain at that level thereafter.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s assumption with respect to the future return on pension plan assets, which at January 1, 2003 was determined to be 8%, is made by management after taking into consideration historic returns on such assets (generally the geometric annual rate of return over at least a ten year period), the actual mix of the pension plan’s invested assets at the valuation date (which is assumed to be consistent in future periods), management’s outlook for future returns on such asset types, and the long-term outlook for such returns in the marketplace. At December 31, 2003 and 2002, the fair value of the pension plan invested assets were comprised of the following:

	Pension Benefits
	2003	2002
Public Common Stocks	61.5%	49.4%
Public and private fixed maturity securities	29.0	43.8
Real Estate	4.0	4.3
Cash and cash equivalents	5.5	2.5

	100.0%	100.0%

The fair value of pension plan assets is determined as follows:

•	Public and Private Fixed Maturity Securities—The estimated fair values of public fixed maturity securities are based upon quoted market prices, where available. The fair values of private fixed maturity securities or public fixed maturity securities which are not actively traded are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market interest rate commensurate with the credit quality and term of the investments.

•	Public common stock—The fair values of public common stock investments are determined based on quoted market prices.

•	Real estate—The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate, discounted at a rate commensurate with the underlying risks.

The Company also has a qualified money purchase pension plan covering substantially all career field underwriters. Company contributions of 5% of earnings plus an additional 2% of such earnings in excess of the social security wage base are made each year. At December 31, 2003 and 2002, the fair value of plan assets was $188.2 million and $165.1 million, respectively. For the years ended December 31, 2003, 2002, and 2001, the Company contributed $2.2 million, $2.8 million and $3.2 million to the plan, respectively, which amounts are reflected in “other operating costs and expenses” in the Company’s consolidated statement of income and comprehensive income.

The Company has a non-qualified defined contribution plan, which is unfunded. The non-qualified defined contribution plan projected benefit obligation, which equaled the accumulated benefit obligation, was $61.2 million and $52.9 million as of December 31, 2003 and 2002, respectively. The non-qualified defined contribution plan’s net periodic expense was $11.1 million, $(2.7) million and $(0.2) million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company also has incentive savings plans in which substantially all employees and career field underwriters of MONY Life are eligible to participate. The Company matches field underwriter contributions up to 2% of eligible compensation and may also make an additional profit sharing contribution for non-officer

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees. As with the employee excess plan, the Company also sponsors non-qualified excess defined contribution plans for both the field underwriter retirement plan and the incentive savings plan for field underwriters of MONY Life. Advest also maintains The Advest Thrift Plan (the “Thrift Plan”) which is a qualified 401(k) plan. All employees who are scheduled to work at least 20 hours per week and are not classified as temporary employees are eligible to participate beginning on the first day of a month following their commencement of employment. However, an employee will be eligible to receive Advest contributions only after having completed one year of service. For the calendar 2003 plan year Advest made a contribution of 100% of participants’ contributions to their Thrift Plan accounts up to 2% of compensation and a direct contribution to participants’ Thrift Plan accounts equal to 1.5% of compensation. Advest’s contribution expense for the years ended December 31, 2003 and 2002 was $4.4 million and $4.0 million, respectively. The Company also sponsors several other 401(k) plans for its smaller subsidiaries which the Company considers immaterial.

12. Income Taxes:

The Company files a consolidated income tax return with its life and non-life affiliates, except Sagamore Financial Corporation and its subsidiaries (see Note 4).

Federal income taxes have been calculated in accordance with the provisions of the Internal Revenue Code of 1986, as amended. A summary of the income tax expense/(benefit) for the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003	2002	2001
	($ in millions)
Income tax expense/(benefit):
Current	$57.4	$(43.1)	$(22.2)
Deferred	(47.5)	31.9	(10.4)

Income tax expense/(benefit) from continuing operations	9.9	(11.2)	(32.6)
Discontinued Operations	3.1	(1.4)	—

Total	$13.0	$(12.6)	$(32.6)

Federal income taxes reported in the consolidated statements of income and comprehensive income for the years ended December 31, 2003, 2002 and 2001 of income and comprehensive income are different from the amounts determined by multiplying the earnings before federal income taxes by the statutory federal income tax rate of 35%. The sources of the difference and the tax effects of each for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	($ in millions)
Tax at statutory rate	$14.3	$(11.2)	$(32.7)
Dividends received deduction	(6.0)	(1.2)	(2.4)
Goodwill	—	—	6.0
Merger expenses	2.4	—	—
Foreign loss disallowance	4.3	—	—
Tax settlements/accrual adjustments	(4.2)	(3.1)	(3.2)
Meals and entertainment	1.6	1.7	2.2
Officers’ life insurance	(2.9)	3.7	(0.6)
Other	0.4	(1.1)	(1.9)

Federal income tax expense/(benefit) from continuing operations	9.9	(11.2)	(32.6)
Federal income tax expense/(benefit) from discontinued operations	3.1	(1.4)	—

Provision for income taxes expense/(benefit)	$13.0	$(12.6)	$(32.6)

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s federal income tax returns for years through 1993 have been examined by the Internal Revenue Service (“IRS”). No material adjustments were proposed by the IRS as a result of these examinations. In the opinion of management, adequate provision has been made for any additional taxes that may become due pending the outcome of IRS examinations.

The components of deferred tax liabilities and assets at December 31, 2003 and 2002 are as follows:

	2003	2002
	($ in millions)
Deferred policy acquisition costs	$334.7	$134.1
Fixed maturity securities and equity securities	118.0	187.5
Other, net	(11.0)	82.6
Non life subsidiaries	(66.7)	(36.6)

Total deferred tax liabilities	375.0	367.6

Reserves	122.5	133.0
Accrued expenses	59.6	(8.6)
Deferred compensation and benefits	28.9	25.6
Policyholder dividends	35.0	(5.2)
Real estate and mortgages	(25.6)	9.9

Total deferred tax assets	220.4	154.7

Net deferred tax liability	$154.6	$212.9

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

13. The Group Pension Transaction:

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

Pursuant to the Agreement, the Company agreed to make a $200 million capital investment in AEGON by purchasing $150 million face amount of Series A Notes and $50 million face amount of Series B Notes (hereinafter referred to as the “Notes”). The Series A Notes pay interest at 6.44% per annum and the Series B Notes pay interest at 6.24% per annum. The Series B Notes matured on December 31, 2002 and the Series A Notes matured on April 7, 2003. The Company’s investment in the Series A Notes was intended to provide AEGON with the funding necessary to capitalize AUSA.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with GAAP, the transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the existing deposits on the transferred business (the “Existing Deposits”). Accordingly, the Company reflected the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction” until the expiration of the agreement, December 31, 2002. In addition, the Company reported in its GAAP earnings the profits from the Existing Deposits as discussed below.

Pursuant to the Agreement, which expired on December 31, 2002, the Company received from AUSA: (i) payments on an annual basis through December 31, 2002 (the “Group Pension Payments”) equal to all of the earnings from the Existing Deposits, (ii) a final payment (the “Final Value Payment”) at December 31, 2002 based on the remaining fair value of the Existing Deposits, and (iii) a contingent payment (the “New Business Growth Payment”) at December 31, 2002 based on new business growth subsequent to the Transaction Date.

With respect to the Group Pension Payments, the annual results from the Existing Deposits were measured on a basis in accordance with the Agreement (such basis hereafter referred to as the “Earnings Formula”) which was substantially the same as GAAP, except that: (i) asset impairments on fixed maturity securities were only recognized when such securities were designated with an NAIC rating of “6”, and (ii) no impairment losses were recognized on mortgage loans until such loans were disposed of, or at the time and in the calculation, of the Final Value Payment. All mortgage loans had been disposed of prior to the calculation of the Final Payment.

Earnings which emerged from the Existing Deposits pursuant to the application of the Earnings Formula were recorded in the Company’s financial statements only after adjustments (primarily to recognize asset impairments in accordance with SFAS Nos. 114 and 115) to reflect such earnings on a basis entirely in accordance with GAAP (such earnings hereafter referred to as the “Group Pension Profits”). Losses which arose from the application of the Earnings Formula for any annual period were reflected in the Company’s results of operations (after adjustments to reflect such losses in accordance with GAAP) only up to the amount for which the Company is at risk (as described below), which at any time is equal to the then outstanding principal amount of the Series A Notes.

Operating losses reported in any annual period pursuant to the Earnings Formula were carried forward to reduce any earnings in subsequent years reported pursuant to the Earnings Formula. Any resultant deficit remaining at December 31, 2002 would be deducted from the Final Value Payment and New Business Growth Payment, if any, due to the Company. If a deficit still remained, it would be applied (as provided for in the Agreement) as an offset against the principal payment due to the Company upon maturity of the Series A Notes. As of December 31, 2002, there were no operating losses reported in any annual period during the term of the agreement, nor was the Company eligible for any New Business Growth payment.

For the years ended December 31, 2002 and 2001, AUSA reported earnings to the Company pursuant to the application of the Earnings Formula of $19.1 million and $27.4 million, respectively, and the Company recorded Group Pension Profits of $28.2 million and $30.7 million, respectively. In addition, the Company earned $12.8 million of interest income on the Notes in each of the aforementioned years. In addition, the Company recorded earnings from the Final Value Payment of $54.1 million (before expenses of approximately $6.0 million relating thereto, which are recorded in “other operating costs and expenses” in the consolidated statement of income and comprehensive income), on December 31, 2002.

The following sets forth certain summarized financial information relating to the Group Pension Transaction for the periods indicated, including information regarding the components of revenue and expense comprising the Group Pension Profits. In accordance with GAAP, the Group Pension Transaction did not constitute a sale because the Company retained substantially all the risks and rewards associated with the business transferred to

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aegon. Accordingly, over the life of the transaction the Company was required to reflect the transferred assets and liabilities on its balance sheet under separate captions entitled “Assets transferred in Group Pension Transaction” and “Liabilities transferred in Group Pension Transaction”. As a result of the expiration of the transaction at December 31, 2002 and the recognition of earnings from the Final Value Payment from Aegon, the Company has no further interest in the transferred assets and liabilities and, accordingly, such assets and liabilities are no longer reflected on the Company’s balance sheet.

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions)
Revenues:
Product policy fees	$—	$18.3	$19.6
Net investment income	—	88.2	102.0
Net realized gains (losses) on investments(2)	—	0.8	1.5

Total revenues		107.3	123.1
Benefits and Expenses:
Interest credited to policyholders’ account balances	—	63.5	74.8
Other operating costs and expenses	—	15.6	17.6

Total benefits and expenses	—	79.1	92.4

Group Pension Profits	—	28.2	30.7

Final Value Payment(1)	—	54.1	—

Total	$—	$82.3	$30.7

(1)	Expenses of approximately $6.0 million relating to the Final Value Payment are recorded in “Other operating costs and expenses” on the Company’s consolidated statement of income and comprehensive income.
(2)	Includes in 2001 $2.5 million of pretax realized losses ($1.6 million after-tax) relating to the impairment of certain investments which was included in the fourth quarter 2001 Other Charges (see Note 26).

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans

The fair value of mortgage loans is estimated by discounting expected future cash flows, using current interest rates for similar loans to borrowers with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations. The fair value of mortgages in process of foreclosure is the estimated fair value of the underlying collateral. At December 31, 2003 and 2002 the fair value of mortgage loans was $1,926.9 million and $2,065.5 million, respectively.

Policy Loans

Policy loans are an integral component of insurance contracts and have no maturity dates. Management has determined that it is not practicable to estimate the fair value of policy loans.

Long-term Debt

The fair value of long-term debt is determined based on contractual cash flows discounted at market rates. The carrying value and fair value of long-term debt at December 31, 2003 were $876.4 million and $959.1 million, respectively. The carrying value and fair value of long-term debt at December 31, 2002 were $876.3 million and $877.3 million, respectively.

Separate Account Assets and Liabilities

The estimated fair value of assets and liabilities held in separate accounts is based on quoted market prices.

Investment-Type Contracts

The fair values of annuities are based on estimates of the value of payments available upon full surrender. The carrying value and fair value of annuities at December 31, 2003 were $1,727.4 million and $1,701.1 million, respectively. The carrying value and fair value of annuities at December 31, 2002 were $1,459.2 million and $1,439.4 million, respectively.

Securities Inventory, Held at Clearing Broker

The fair value of securities inventory is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued. Under SFAS 140, securities which can be sold or rehypothecated by the holder are classified as pledged securities owned. As all of the Company’s securities are deposited with a clearing broker, they have been classified accordingly.

15. Reinsurance:

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of reinsurance for the years indicated ($ in millions):

	2003	2002	2001
Direct premiums (includes $61.4, $65.0 and $68.3 of accident and health premiums for 2003, 2002, and 2001, respectively)	$821.6	$801.7	$803.6
Reinsurance assumed	8.0	7.2	6.0
Reinsurance ceded (includes $(61.1), ($64.6) and ($67.8) of accident and health premiums for 2003, 2002, and 2001, respectively)	(124.4)	(118.5)	(114.4)

Net premiums	$705.2	$690.4	$695.2

Universal life and investment type product policy fee income ceded	$38.0	$34.5	$27.7

Policyholders’ benefits ceded	$150.5	$129.0	$126.4

Interest credited to policyholders’ account balances ceded	$2.4	$2.9	$3.7

The Company is primarily liable with respect to ceded insurance should any reinsurer be unable to meet its obligations under these agreements. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

16. Debt:

The Company’s debt at December 31, 2003 and 2002 consists of the following:

	2003	2002
	($ in millions)
Short term debt:
Current portion of long term borrowings	$—	$7.0

Total short term debt	$—	$7.0

Long term debt:
Surplus notes	$1.9	$1.9
Insured Notes (see Notes 1 and 22)	300.0	300.0
Senior Notes	574.5	574.4

Total long term debt	$876.4	$876.3

Surplus and Senior Notes

On January 12, 2000, the MONY Group filed a registration statement on Form S-3 with the SEC to register certain securities. This registration, known as a “Shelf Registration”, provides the Company with the ability to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. It is the intention of the Company to use this facility to raise proceeds for mergers and acquisitions and for other general corporate matters, as it considers necessary.

On March 8, 2000, the MONY Group issued $300.0 million principal amount of senior notes (the “$300 Million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $300 Million Senior Notes mature on March 15, 2010 and bear interest at 8.35% per annum. The principal amount of the $300 million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds to the MONY Group from the issuance of the $300 million Senior Notes, after deducting underwriting commissions and other expenses (primarily legal and accounting fees), were approximately $296.6 million. Approximately

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$280.0 million of the net proceeds from the issuance of the Senior Notes was used by MONY Group to finance MONY Life’s repurchase, on March 8, 2000, of all of its outstanding $115.0 million face amount 9.5% coupon surplus notes, and $116.5 million face amount of its $125.0 million face amount 11.25% coupon surplus notes (hereafter referred to as the “9.5% Notes” and the “11.25% Notes”, respectively), which were previously outstanding. The balance of the net proceeds from the issuance of the Senior Notes was retained by the MONY Group for general corporate purposes. In the third quarter of 2000 and first quarter of 2001, MONY Life repurchased another $6.5 million and $0.1 million face amount of the 11.25% notes, respectively, resulting in a remaining balance outstanding of $1.9 million at December 31, 2003. MONY Group’s financing of MONY Life’s repurchase of its 9.5% Notes and 11.25% Notes consisted of a capital contribution by MONY Group to MONY Life of $65.0 million and the purchase by MONY Group from MONY Life of two separate newly issued “inter-company” surplus notes. The inter-company surplus note issued to replace the 9.5% Notes has a par value of $115 million, a coupon rate of interest of 8.65%, and matures on December 31, 2012. The inter-company surplus note issued to replace the 11.25% Notes has a par value of $100 million, a coupon rate of interest of 8.65%, and matures on August 15, 2024. Principal on the inter-company surplus notes is payable at maturity and interest is payable semi-annually.

On December 7, 2000, the MONY Group Inc. issued $275.0 million principal amount of senior notes (the “$275 Million Senior Notes”) pursuant to the aforementioned Shelf Registration. The $275.0 Million Senior Notes mature on December 15, 2005 and bear interest at 7.45% per annum. The principal amount of the $275 Million Senior Notes is payable at maturity and interest is payable semi-annually. The net proceeds, after deducting underwriting commissions and other expenses were used to fund the acquisition of Advest.

Bank Borrowings

At December 31, 2001, the Company’s Advest subsidiary had $313.0 million outstanding in bank loans, $281.0 million of which was collateralized by firm and customer securities. The entire principal and interest outstanding on the loans was paid off in January 2002. The weighted average interest rate on Advest bank loans outstanding at December 31, 2001 was 2.1%.

Long Term Borrowings

In December 2003, the Company’s Advest subsidiary made the last outstanding principal payment on a private placement note with three institutional investors. Under the terms of the note, equal principal payments were due on the last day of December through and including December 31, 2003. The note was investment-grade rated and bore interest at the rate of 7.95% per annum payable semiannually on the last day of June and December.

Debt Service Payments

Aggregate contractual long term debt service payments on the Company’s debt at December 31, 2003 for the succeeding five years are $65.1 million for 2004, $339.2 million for 2005, $44.7 million for 2006, $44.7 million for 2007, $69.8 million for 2008 and $739.4 million for the years thereafter.

17. Securities Lending and Concentration of Credit Risk:

Securities Lending Risk:

Pursuant to a securities lending agreement with two major financial institutions, the Company from time to time lends securities to approved borrowers. At December 31, 2003 and 2002, securities loaned by the Company under this agreement had a fair value of approximately $405.3 million and $351.8 million, respectively. The minimum collateral when securities are loaned is 102 percent of the market value of the loaned securities. Such securities are marked to market on a daily basis and the collateral is increased or decreased in accordance with the Company’s agent agreement.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk:

At December 31, 2003 and 2002, the Company had no single investment or series of investments with a single issuer (excluding U.S. Treasury securities and obligations of U.S. government agencies) exceeding 1.0% and 1.2%, respectively, of total cash and invested assets.

The Company’s fixed maturity securities are diversified by industry type. The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10.0% or more of the carrying value of the fixed maturity securities at December 31, 2003 are Consumer Goods of $1,710.8 million (19.9%) and Government and Agency of $1,424.7 million (16.5%).

The industries (excluding U.S. Treasury securities and obligations of U.S. government agencies) that comprise 10.0% or more of the carrying value of the fixed maturity securities at December 31, 2002 are Consumer Goods of $1,457.6 million (18.3%), Non-Government Asset/Mortgage Backed securities of $1,016.1 million (12.8%), and Other Manufacturing of $848.0 million (10.6%).

The Company held below investment grade fixed maturity securities with a carrying value of $801.1 million at December 31, 2003. These investments consist mostly of privately issued bonds which are monitored by the Company through extensive internal analysis of the financial condition of the issuers and which generally include protective debt covenants. At December 31, 2002, the carrying value of the Company’s investments in below investment grade fixed maturity securities was $892.7 million.

The Company has significant investments in commercial and agricultural mortgage loans and real estate (including joint ventures and partnerships). The locations of property collateralizing mortgage loans and real estate investment carrying values at December 31, 2003 and 2002 are as follows:

	2003		2002
	($ in millions)
Geographic Region
Mountain	$376.9	19.3%	$384.7	18.7%
Southeast	456.6	23.3	456.8	22.2
Midwest	382.5	19.6	350.1	17.0
West	344.8	17.6	366.1	17.8
Northeast	158.1	8.1	261.9	12.7
Southwest	237.6	12.1	238.0	11.6

Total	$1,956.5	100.0%	$2,057.6	100.0%

The states or jurisdictions with the largest concentrations of mortgage loans and real estate investments at December 31, 2003 are: California $220.1 million (11.3%), Arizona $206.3 million (10.5%), Texas $179.7 million (9.2%), Virginia $130.3 million (6.7%), Georgia $111.5 million (5.7%), Washington $96.1 million (4.9%), District of Columbia $93.2 million (4.8%) and Colorado $82.3 million (4.2%).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002, the real estate and mortgage loan portfolio was also diversified by property type as follows:

	2003		2002
	($ in millions)
Property Type
Office buildings	$845.6	43.2%	$906.5	44.1%
Agricultural	347.9	17.8	306.9	14.9
Hotel	267.3	13.7	274.2	13.3
Retail	143.7	7.3	135.3	6.6
Other	104.4	5.3	123.2	6.0
Industrial	163.5	8.4	188.2	9.1
Apartment buildings	84.1	4.3	123.3	6.0

Total	$1,956.5	100.0%	$2,057.6	100.0%

18. Commitments and Contingencies:

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

On June 7, 1996, the New York State Supreme Court certified one of those cases, Goshen v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (now known as DeFilippo, et al v. The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America), the first of the class actions filed, as a nationwide class consisting of all persons or entities who have, or at the time of the policy’s termination had, an ownership interest in a whole or universal life insurance policy issued by MONY Life and MLOA and sold on an alleged “vanishing premium” basis during the period January 1, 1982 to December 31, 1995. On March 27, 1997, MONY Life and MLOA filed a motion to dismiss or, alternatively, for summary judgment on all counts of the complaint. All of the other putative class actions have been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of Massachusetts. While most of the cases before the District Court have been held in abeyance pending the outcome in Goshen, in June 2003, the Court granted plaintiffs in two of the constituent cases (the McLean and Snipes cases) leave to amend their complaints to delete all class action claims and allegations other than (in the case of McLean) those predicated on alleged violations of the Massachusetts and Illinois consumer protection statutes. On November 19, 2003, the Court in McLean entered an order granting defendants dispositive motion seeking dismissal of the individual claims of the proposed class representatives of the putative statewide class comprised of Massachusetts purchasers, but denying that motion as to the individual claims of the proposed class representatives of the putative state-wide class of Illinois purchasers only. The order is now on appeal to the United States Court of Appeals for the First Circuit.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On September 25, 2002 in light of the New York Court of Appeals’ decision, MONY Life and MLOA filed a motion to decertify the class with respect to the sole remaining claim in the case. By orders dated April 16, and May 6, 2003, the New York State Supreme Court denied preliminarily the motion for decertification, but held the issue of decertification in obeyance pending appeals by plaintiffs in related cases and a hearing on whether the present class, or a modified class, can satisfy the requirements of the class action statute in New York. MONY Life and MLOA have appealed from the denial of their motion for decertification, which appeal is presently pending in the Appellate Division, First Department. MONY Life and MLOA intend to defend themselves vigorously the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

By order dated November 4, 2003, Vice Chancellor Stephen P. Lamb, to whom the cases had been assigned, consolidated all ten actions under the caption In re The MONY Group Inc., Shareholders Litigation, Consolidated C.A. No. 20554-NC, and ordered plaintiffs to file a consolidated amended complaint. On or about November 5, 2003, plaintiffs filed a Consolidated Class Action Complaint on behalf of a putative class consisting of all MONY Group stockholders, excluding the defendants and their affiliates. The consolidated complaint alleges that the $31.00 cash price per share to be paid to MONY Group stockholders in connection with the proposed merger is inadequate and that MONY Group’s directors breached their fiduciary duties in negotiating and approving the merger agreement by, among other things, (i) failing to maximize stockholder value, (ii) improperly diverting merger consideration from MONY Group’s stockholders to MONY Group’s management by amending and extending management’s change-in-control agreements, (iii) failing to comply with Delaware law in determining the “fair value” of MONY Group’s stock and (iv) disseminating incomplete and inaccurate information regarding the proposed merger. The consolidated amended complaint alleges that AXA Financial and AIMA aided and abetted the alleged breaches of fiduciary duty by MONY Group and its directors. The complaint seeks various forms of relief, including damages and injunctive relief that would, if granted in its entirety, prevent completion of the merger. Defendants served and filed their answers to the consolidated amended complaints on December 29, 2003.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, MONY Group, its directors and AXA Financial have been named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled Laufer v. The MONY Group, et al., Civ. No. 602957-2003 (Sept. 19, 2003) and North Border Investments v. Barrett, et al., Civ. No. 602984-2003 (Sept. 22, 2003). The complaints in these actions contain allegations substantially similar to those in the original consolidated complaint in the Delaware cases, and likewise purport to assert claims against MONY Group and its directors for breach of fiduciary duty and against AXA Financial for aiding and abetting a breach of fiduciary duty. The Laufer and North Border complaints also seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. On December 29 and 30, 2003, respectively, defendants served their answers to the Laufer and North Border complaints. MONY Group has denied the material allegations of the complaints and intends to vigorously defend the actions.

Subsequent Events — —

On January 16, 2004, after the filing and mailing of the definitive proxy statement on January 8, 2004, plaintiffs sought and were granted leave to further amend their complaint to include additional allegations relating to the accuracy and/or completeness of information provided by the MONY Group in such proxy statement. Thereafter, plaintiffs requested a hearing on their motion for a preliminary injunction to enjoin the stockholder vote which had been scheduled to occur at the special meeting on February 24, 2004. A hearing on plaintiffs’ motion for a preliminary injunction was held on February 13, 2004. By order dated March 1, 2004, and an opinion released on February 17, 2004, Vice Chancellor Lamb granted plaintiffs’ motion to the limited extent of enjoining MONY Group from proceeding with the special meeting until MONY Group provides supplemental disclosure to its stockholders relating to the amount of the benefits that the MONY Group executives would receive under the change-in-control agreements relative to the amounts received by executives in the other transactions the independent directors and their advisors had considered at least ten days before the special meeting. Vice Chancellor Lamb otherwise rejected plaintiffs’ arguments in support of an injunction based on the directors’ purported breach of fiduciary duty, the associated aiding and abetting claims and plaintiffs’ other disclosure claims.

On March 9, 2004, plaintiffs filed a second amended complaint which included, among other things, allegations that (i) the MONY Group’s board of directors decision to reschedule the special meeting and set a new record date reflects an attempt by MONY Group to manipulate the vote by disenfranchising its long-term stockholders, (ii) MONY Group selectively communicated its intent to change the record date to certain investors so as to enable them to acquire voting power prior to the public announcement of the new record date, (iii) the press release issued in connection with the board’s decision to reschedule the meeting and record dates was materially false and misleading in that it failed to disclose and/or misrepresented the manipulation of the voting process and the true reason for the changing of such dates and (iv) the rescheduling of the meeting and record dates constitutes a breach of fiduciary duty by the MONY Group’s defendants. The second amended complaint seeks an order directing that MONY Group reinstate the record date of January 2, 2004 or, alternatively, denying voting power with respect to MONY Group shares allegedly purchased with knowledge of the prospect of a new record date.

(iii) On February 3, 2004, MONY Group commenced an action in the United States District Court for the Southern District of New York, entitled The MONY Group Inc. v. Highfields Capital Management LP, Longleaf Partners Small-Cap Fund and Southeastern Asset Management, No. 04 Civ. 00916. MONY Group’s complaint alleges, among other things, that: (i) the furnishing by defendants, in solicitation materials sent to MONY Group’s stockholders, of a duplicate copy of MONY Group’s proxy voting card, without first filing a proxy statement and making the requisite disclosures in connection therewith, violates the federal proxy rules; (ii) certain of defendants’ solicitation materials contained false and misleading statements; and (iii) the defendants are acting as members of a “group” under Section 13(d) of the Securities Exchange Act and the rules promulgated thereunder in opposing the proposed merger, requiring the defendants to make certain securities

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filings and disclosures regarding their holdings, plans and intentions before engaging in a solicitation of MONY Group’s stockholders.

Subsequent Events — —

Based on the first of these allegations, on February 3, 2004, Judge Loretta Preska granted MONY Group’s request for a temporary restraining order and prohibited defendants from enclosing any proxy voting card, including a duplicate copy of MONY Group’s proxy voting card, in their solicitation materials, pending a determination on whether a preliminary injunction should be issued. By order dated February 11, 2004, Judge Richard Holwell denied MONY Group’s motion for a preliminary injunction and dissolved the temporary restraining order. Later that day, MONY Group filed a notice of appeal from Judge Holwell’s order and made an emergency application to the United States Court of Appeals for the Second Circuit, seeking an expedited appeal from the denial of the preliminary injunction, as well as a stay of Judge Holwell’s order dissolving the temporary restraining order or a preliminary injunction pending appeal. A single judge of the Second Circuit denied MONY Group’s request for a stay or injunction pending appeal, but the Court granted MONY Group’s motion for an expedited appeal, which is now pending.

On February 20, 2004 defendants Southeastern Asset Management and Longleaf Partners Small-Cap Fund served a joint answer to the complaint. Discovery in the litigation is currently proceeding with respect to MONY Group’s 13(d) and proxy disclosure claims.

(iv) In July 2002, pursuant to a jury verdict, the Company was found liable and ordered to pay a former joint venture partner some of the proceeds distributed to the Company from the disposition of a real estate asset in 1999, which was formerly owned by the joint venture. As a result of the verdict, which the Company appealed, the Company recorded a charge aggregating $13.7 million pre-tax in its results of operations for the quarter ended June 30, 2002. Approximately, $6.8 million of this charge was reflected in the income statement caption entitled “net realized gains/(losses) on investments” because it represented the return of proceeds originally included in the determination of the realized gain recognized by the Company in 1999 upon receipt of the aforementioned distribution. The balance of the charge, which was reflected in the income statement caption entitled “other operating costs and expenses” represented management’s best estimate of the interest that the court would have required the Company to pay its former joint venture partner, as well as legal costs. In the first quarter of 2003, the Company settled the litigation for approximately $4.3 million less than the provision previously recorded. Accordingly, during the first quarter of 2003, the Company reversed such over-accrual to income, approximately $3.0 million of which was recorded as realized gains and $1.0 million as a reduction to other expenses. The Company’s appeal was subsequently withdrawn.

(v) In December 2002 the SEC and self-regulatory organizations (National Association of Securities Dealers Inc. (“NASD”)) directed all broker-dealers, including the Company, to evaluate their procedures with respect to mutual fund sales charge breakpoints. The outcome of the Company’s evaluation, including any determination it made with respect to sales charges paid by its customers, did not have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

(vi) Recently, there has been a significant increase in federal and state regulatory activity in the financial services industry relating to numerous issues, including market timing and late trading of mutual fund and variable insurance products. The Company, like many others in the financial services industry, has received requests for information from the SEC and the NASD seeking documentation and other information relating to these issues. In addition, the SEC recently advised the Company of its plan to conduct an on-site examination of the Company’s variable annuities separate account. The Company has been responding to these requests and continues to cooperate fully with the regulators.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(vii) It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of the settlement, or re-evaluation of, the matters discussed above. Management believes, however, that the ultimate payments in connection with such matters should not have a material adverse effect on the Company’s financial statements. In addition to the matters discussed above, the Company is involved in various other legal actions and proceedings (some of which involve demands for unspecified damages) in connection with its business. In the opinion of management of the Company, resolution of contingent liabilities, income taxes and other matters will not have a material adverse effect on the Company’s results of operations or financial position.

(viii) At December 31, 2003, the Company had commitments to fund the following: $96.4 million of equity partnership investments, $5.0 million private fixed maturity security with an interest rate of 5.7%, $3.2 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 5.3% to 6.4% and $132.7 million of fixed and floating rate commercial mortgages with interest rates ranging from 3.7% to 8.0%.

(iv) MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million. This facility was renewed in July 2003 with a renewal date in July 2004, subject to bank approval. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40% and cash and cash equivalents on a separate company basis equal to the greater of $75.0 million or one and one half years of debt service. As of December 31, 2003, MONY Group was in compliance with each of the covenants. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of December 31, 2003 and 2002. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

The Company has entered into various operating lease agreements for office space, furniture and equipment. These leases have remaining non-cancelable lease terms in excess of one year. Total rental expense for these operating leases, which includes lease abandonment charges taken in connection with the Company’s reorganization activities (see Note 26), amounted to $39.8 million in 2003, $47.1 million in 2002 and $55.2 million in 2001. The future minimum rental obligations for the next five years and thereafter under these leases are: $42.0 million for 2004, $37.1 million for 2005, $32.4 million for 2006, $28.7 million for 2007, $26.0 million for 2008, and $96.3 million for the years thereafter.

In 1988, the Company financed one of its real estate properties under a sale/leaseback arrangement with the proceeds received from the sale amortized into income over the life of the lease. The lease has a term of 20 years beginning December 21, 1988 and requires minimum annual rental payments of $7.9 million in 2004, $8.0 million in 2005, $8.2 million in 2006, $8.4 million for 2007 and $8.5 million for 2008. The Company has the option to renew the lease at the end of the lease term.

19. Statutory Financial Information and Regulatory Risk-Based Capital

The combined statutory net loss reported by the Company for the years ended December 31, 2003, 2002, and 2001 was $38.5 million, $83.5 million and $30.2 million, respectively. The combined statutory surplus of the Company as of December 31, 2003 and 2002 was $926.8 million and $906.4 million, respectively. Each of the Company’s insurance subsidiaries exceeds the minimum risk based capital requirements imposed by such subsidiaries’ state of domicile.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Closed Block — Summary Financial Information

Summarized financial information of the Closed Block as of and for the years ended December 31, 2003 and 2002 is presented below. See Note 3 for a detailed discussion of the Closed Block.

	December 31, 2003	December 31, 2002
	($ in millions)
Assets:
Fixed Maturity securities:
Available for sale, at estimated fair value (amortized cost, $4,087.4 and $3,873.2)	$4,348.9	$4,160.9
Mortgage loans on real estate	593.6	633.6
Real estate	10.7	8.3
Other invested assets	9.8	0.9
Policy loans	1,078.0	1,119.0
Cash and cash equivalents	33.6	59.2
Premiums receivable	9.7	11.1
Deferred policy acquisition costs	368.8	430.5
Other assets	206.9	210.5

Total Closed Block assets	$6,660.0	$6,634.0

Liabilities:
Future policy benefits	$6,930.9	$6,901.4
Policyholders’ account balances	290.2	291.6
Other policyholders’ liabilities	140.9	159.1
Other liabilities	326.9	328.0

Total Closed Block liabilities	$7,688.9	$7,680.1

	For the year ended
	December 31 2003	December 31 2002	December 31 2001
	($ in millions)
Revenues:
Premiums	$479.2	$509.1	$551.4
Net investment income	393.5	396.5	397.6
Net realized gains/(losses) gains on investments	12.2	(51.4)	6.0
Other Income	1.9	2.2	2.4

Total revenues	886.8	856.4	957.4
Benefits and Expenses:
Benefits to policyholders	562.6	566.8	606.9
Interest credited to policyholders’ account balances	8.8	8.6	8.9
Amortization of deferred policy acquisition costs	45.2	49.1	59.4
Dividends to policyholders	220.7	185.5	233.1
Other operating costs and expenses	6.5	6.1	7.0

Total benefits and expenses	843.8	816.1	915.3

Contribution from the Closed Block	$43.0	$40.3	$42.1

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of fixed maturity securities in the Closed Block at December 31, 2003 and 2002 is net of “other than temporary impairment” adjustments of $56.4 million and $60.5 million, respectively.

At December 31, 2003 and 2002, there were $15.1 million and $0.6 million of fixed maturity securities in the Closed Block which have been non-income producing for the twelve months proceeding such dates.

At December 31, 2003 and 2002, there were problem fixed maturity securities in the Closed Block of $129.9 million and $123.3 million, respectively. There were no potential problem or restructured fixed maturity securities at December 31, 2003 and 2002.

The amortized cost and estimated fair value of fixed maturity securities in the Closed Block, by contractual maturity dates, excluding scheduled sinking funds, as of December 31, 2003 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$130.3	$134.0
Due after one year through five years	1,007.7	1,097.1
Due after five years through ten years	1,496.5	1,612.1
Due after ten years	1,054.1	1,083.1

Subtotal	3,688.6	3,926.3
Mortgage and asset-backed securities	398.8	422.6

	$4,087.4	$4,348.9

Fixed maturity securities that are not due at a single maturity date have been included in the preceding table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Mortgage loans on real estate in the Closed Block at December 31, 2003 and 2002 consist of the following:

	2003	2002
	($ in millions)
Commercial mortgage loans	$556.1	$599.4
Agricultural and other loans	44.8	42.7

Subtotal	600.9	642.1
Less: valuation allowances	(7.4)	(8.6)

Mortgage loans, net of valuation allowances	$593.5	$633.5

An analysis of the valuation allowances for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
	($ in millions)
Beginning balance	$8.6	$12.3
Increase/(decrease) in allowance	(1.2)	0.8
Reduction due to paydowns and payoffs, write-offs	—	(1.3)
Transfers to Real Estate — Foreclosures	—	(3.2)

Valuation Allowance	$7.4	$8.6

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired mortgage loans along with related valuation allowances in the Closed Block as of December 31, 2003 and 2002 were as follows:

	2003	2002
	($ in millions)
Investment in impaired mortgage loans (before valuation allowances):
Loans that have valuation allowances	$9.5	$47.4
Loans that do not have valuation allowances	14.2	73.2

Subtotal	23.7	120.6
Valuation allowances	(2.6)	(10.7)

Impaired mortgage loans, net of valuation allowances	$21.1	$109.9

For the year ended December 31, 2003, the Closed Block recognized $1.8 million of interest income on impaired loans. For the year ended December 31, 2002 the Closed Block recognized $9.9 million of interest income on impaired loans.

At December 31, 2003 and 2002, there were $0.0 million and $0.1 million of mortgage loans in the Closed Block which were non-income producing for the twelve months preceding such dates.

At December 31, 2003 and 2002, the Closed Block had restructured mortgage loans of $4.7 million and $8.5 million, respectively. Interest income of $0.4 million and $0.6 million was recognized on such loans for the year ended December 31, 2003 and 2002, respectively. Gross interest income on these loans that would have been recorded in accordance with the original terms of such loans amounted to approximately $0.6 million and $1.0 million for the respective periods.

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

21. The Closed Block Business:

The Closed Block Business (“CBB”) is comprised of certain amounts within MONY Holdings and MONY Life. Within MONY Holdings, the Closed Block Business includes: (i) the Insured Notes, (ii) the capitalized costs of issuing the Insured Notes, (iii) the DSCA Sub-account CBB (see Note 22), (iv) the Swap, and (v) the Insurance Policy (see Note 1). Within MONY Life, the Closed Block Business includes: (i) the Closed Block discussed in Notes 3 and 20 and (ii) an amount of capital (hereafter referred to as “Surplus and Related Assets”) outside the Closed Block, but within MONY Life, that when aggregated with the assets and liabilities in the Closed Block results in an aggregate carrying value of assets in the Closed Block Business within MONY Life in excess of the carrying value of the liabilities in the CBB within MONY Life. The amount by which the assets in the CBB within MONY Life exceed the liabilities in the CBB within MONY Life represents a sufficient amount of capital based on regulatory standards to support the CBB within MONY Life. All business of MONY

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holdings and subsidiary, consolidated, other than the CBB is defined in the Insured Notes indenture as the Ongoing Business (“OB”). The determination of the amount of Surplus and Related Assets was based on Statutory Accounting Practices as required by the Insured Notes indenture. As the Closed Block’s results of operations emerge, an equal amount of the Surplus and Related Assets is intended to become available to the OB. The investment of the Surplus and Related Assets is restricted to permitted investments and subject to certain concentration limitations as outlined in the Insured Note indenture (see Note 1).

The following tables set forth certain summarized financial information attributable to the OB and the CBB of MONY Holdings and its subsidiary, MONY Life, as of and for the years ended December 31, 2003 and 2002:

	As of December 31, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at fair value	$2,593.9	$5,806.7	$8,400.6
Fixed maturity securities, trading	74.0	—	74.0
Equity securities available for sale, at fair value	251.7	—	251.7
Mortgage loans on real restate	918.9	863.5	1,782.4
Real estate held for investment	163.4	10.7	174.1
Other invested assets	77.3	22.2	99.5
Policy loans	102.0	1,078.0	1,180.0
Debt service coverage account—OB	66.9	—	66.9
Debt service coverage account—CBB	—	7.5	7.5
Cash and cash equivalents	289.9	60.9	350.8
Accrued investment income	55.2	149.2	204.4
Amounts due from reinsurers	516.4	88.6	605.0
Deferred policy acquisition costs	956.6	368.8	1,325.4
Other assets	532.5	17.3	549.8
Separate account assets	4,854.9	—	4,854.9

Total assets	$11,453.6	$8,473.4	$19,927.0

Liabilities:
Future policy benefits	$1,110.6	$6,930.9	$8,041.5
Policyholders’ account balances	2,975.6	290.2	3,265.8
Other policyholders’ liabilities	127.0	140.9	267.9
Other liabilities	793.6	394.9	1,188.5
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,851.9	—	4,851.9

Total liabilities	$10,075.6	$8,056.9	$18,132.5

(1)	Includes the assets and liabilities of MONY Holdings as of December 31, 2003.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2002
	Ongoing Business	Closed Block Business (1)	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at fair value	$2,248.4	$5,579.8	$7,828.2
Equity securities available for sale, at fair value	247.7	—	247.7
Mortgage loans on real restate	927.0	950.4	1,877.4
Real estate to be disposed of	26.8	—	26.8
Real estate held for investment	171.9	8.3	180.2
Other invested assets	82.9	14.4	97.3
Policy loans	93.5	1,119.0	1,212.5
Debt service coverage account—OB	64.7	—	64.7
Debt service coverage account—CBB	—	9.4	9.4
Cash and cash equivalents	128.7	95.0	223.7
Accrued investment income	54.3	149.7	204.0
Amounts due from reinsurers	602.5	92.7	695.2
Deferred policy acquisition costs	795.9	430.5	1,226.4
Other assets	526.1	17.7	543.8
Separate account assets	4,140.6	—	4,140.6

Total assets	$10,111.0	$8,466.9	$18,577.9

Liabilities:
Future policy benefits	$1,048.5	$6,901.4	$7,949.9
Policyholders’ account balances	2,488.1	291.6	2,779.7
Other policyholders’ liabilities	130.1	159.1	289.2
Other liabilities	761.5	421.2	1,182.7
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,137.6	—	4,137.6

Total liabilities	$8,782.7	$8,073.3	$16,856.0

(1)	Includes the assets and liabilities of MONY Holdings as of December 31, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$226.0	$479.2	$705.2
Universal life and investment-type product policy fees	210.9	—	210.9
Net investment income	231.2	495.7	726.9
Net realized losses on investments	25.4	21.0	46.4
Other income (2)	224.6	2.0	226.6

Total revenues	918.1	997.9	1,916.0
Benefits and Expenses:
Benefits to policyholders	278.9	562.6	841.5
Interest credited to policyholders’ account balances	130.5	8.8	139.3
Amortization of deferred policy acquisition cost	74.8	45.2	120.0
Dividends to policyholders	3.6	220.7	224.3
Other operating costs and expenses	424.7	115.7	540.4

Total benefits and expenses	912.5	953.0	1,865.5

Net income from continuing operations before income taxes	$5.6	$44.9	$50.5

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap (ii) the net contribution to income from the Surplus and Related Assets, and (iii) the results of operations from the Closed Block.
(2)	Includes retail brokerage and investment banking revenues and other income.

	For the Year Ended December 31, 2002
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$181.3	$509.1	$690.4
Universal life and investment-type product policy fees	200.5	—	200.5
Net investment income	247.0	480.1	727.1
Net realized losses on investments	(76.8)	(74.2)	(151.0)
Group Pension Profits	82.3	—	82.3
Other income (2)	167.0	2.3	169.3

Total revenues	801.3	917.3	1,718.6

Benefits and Expenses:
Benefits to policyholders	236.3	566.8	803.1
Interest credited to policyholders’ account balances	110.7	8.6	119.3
Amortization of deferred policy acquisition cost	107.0	49.1	156.1
Dividends to policyholders	2.5	185.5	188.0
Other operating costs and expenses	393.3	81.4	474.7

Total benefits and expenses	849.8	891.4	1,741.2

Net (loss)/income from continuing operations before income taxes	$(48.5)	$25.9	$(22.6)

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap for the period from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through December 31, 2002, (ii) the net contribution to income from the Surplus and Related Assets from April 30, 2002 (the date of MONY Holdings’ commencement of operations) through December 31, 2002, and (iii) the results of operations from the Closed Block from January 1, 2002 through December 31, 2002.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes retail brokerage and investment banking revenues and other income.

The statutory surplus of MONY Life as of December 31, 2003 and 2002 was $926.8 million and $906.4 million, respectively, of which $436.8 million and $409.8 million, respectively, was attributable to the OB and $490.0 million and $496.6 million, respectively, was attributable to the CBB. The statutory net gain from operations of MONY Life for the years ended December 31, 2003 and 2002 was $87.4 million and $154.6 million, respectively, of which $9.2 million and $59.3 million, respectively, was attributable to the OB and $78.2 million and $95.3 million, respectively, was attributable to the CBB. The net gain from operations attributable to the CBB includes: (i) the net contribution to income from the Surplus and Related Assets and (ii) the results of operations from the Closed Block.

22. The Insured Notes:

Dividends from MONY Life are the principal source of cash inflow which will enable MONY Holdings to meet its obligations under the Insured Notes. The ability of MONY Life to declare and pay MONY Holdings a dividend is governed by the Insurance Law of the State of New York. The Insurance Law of the State of New York permits a stock life insurance company to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of (a) ten percent of its “policyholders’ surplus” as of the end of the preceding calendar year or (b) the company’s “net gain from operations” for the preceding calendar year (not including realized capital gains), as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance Department of the State of New York (hereafter referred to as the “NY Dividend Statute”).

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

In 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in its DSCA Sub-account CBB and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group.

23. Stock-Based Compensation:

Stock Incentive Plans

1998 Stock Incentive Plan and 2002 Stock Option Plan

In November 1998, upon approval of the New York Insurance Department, MONY Group adopted the 1998 Stock Incentive Plan (the “1998 SIP”) for employees of the Company and certain of its career financial professionals. As a condition for its approval of the 1998 SIP, the New York Insurance Department restricted options under the plan to no more than five percent of the shares of MONY Group’s common stock outstanding as of the date of its initial public offering (2,361,908 shares). Options granted under the 1998 SIP may be Incentive Stock Options (“ISOs”) qualifying under Section 422(a) of the Internal Revenue Code or Non-Qualified Stock Options (“NQSOs”).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the 1998 SIP, options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant. In addition, one-third of each option granted pursuant to the 1998 SIP shall become exercisable on each of the first three anniversaries following the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant. As of December 31, 2003, options to acquire 2,414,138 common shares of the MONY Group had been issued under the 1998 SIP. Options to acquire 1,637,782 common shares remained outstanding as of December 31, 2003.

In May 2002, MONY Group’s shareholders approved the 2002 Stock Option Plan (the “2002 SOP”) and the allocation of 5,000,000 shares of MONY Group common stock for grants under that 2002 SOP Plan. Options granted under the plan may not be exercised, transferred or otherwise disposed of by the grantee prior to December 24, 2003, even if vested. Options granted under the 2002 SOP are NQSOs. Options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant, and vesting provisions are determined at the discretion of the board of directors. As of December 31, 2003, options to acquire 2,453,725 common shares of the MONY Group had been issued and 2,377,875 options were outstanding under the 2002 SOP. All options granted through December 31, 2003 under the 2002 SOP vest one-third ratably on the December 31st after each of the first three anniversaries following the date such option was granted, and will remain exercisable for a period not to exceed 10 years from the date of grant.

A summary of the activity under these stock incentive plans for the years ended December 31, 2003, 2002 and 2001 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,684,008	$31.34
Granted	337,093	$35.70
Exercised	(17,031)	$30.10
Forfeited, expired or cancelled	(71,749)	$33.80

Outstanding, December 31, 2001	1,932,321	$31.94
Granted	1,652,495	$35.57
Exercised	(33,114)	$30.85
Forfeited, expired or cancelled	(166,319)	$33.68

Outstanding, December 31, 2002	3,385,383	$33.68
Granted	1,089,675	$21.76
Exercised	(327,327)	$30.19
Forfeited, expired or cancelled	(132,074)	$32.79

Outstanding, December 31, 2003	4,015,657	$30.75

During 2003 there were 1,089,675 options granted with a weighted average exercise price of $21.76 and a weighted average fair value of $7.14.

As of December 31, 2003 there were 1,818,280 options exercisable, with exercise prices ranging from $24.27 to $44.25, and a weighted average remaining contractual life of 6.8 years.

At December 31, 2003 there were 4,015,657 options outstanding with exercise prices ranging from $20.90 to $44.25, and a weighted average remaining contractual life of approximately 7.9 years. Approximately 24.8% or 996,940 of the options outstanding at December 31, 2003 had an exercise price of $30.50. These options had a remaining contractual life of approximately 5.9 years.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the effective date of the initial grants of options pursuant to the 1998 SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the required pro forma disclosures of net income and earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted (see Note 4). Pursuant to the requirements of APB 25, the options granted by the Company under the 1998 SIP and the 2002 SOP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees. Accordingly, with respect to grants of options under both the SIP and the SOP to career financial professionals, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option-pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. The compensation expense related to options granted to career financial professionals varies with and primarily relates to the production of business and as such is recognized DPAC and is amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. The deferred expense amount relating to options granted to career financial professionals which were outstanding was $0.5 million and $0.0 million for the years ended December 31, 2003 and 2002, respectively.

Restricted Stock Plan

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

In addition to the Plan, MONY Group issued approximately 111,987 shares of restricted stock in connection with the acquisition of Advest, of which approximately 5,605 shares remained restricted at December 31, 2003. These restricted shares are conditioned only on the expiration of a vesting period.

Furthermore, MONY Group has issued 20,913 shares of restricted stock to members of its board of directors. These restricted shares are conditioned only on the expiration of a vesting period. At December 31, 2003, 9,674 shares of such restricted stock remained restricted.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. The MONY Group Inc. Condensed Financial Information:

Set forth below are unconsolidated condensed financial statements of the MONY Group. The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements of the Company, except that the MONY Group subsidiaries are carried under the equity method.

The following table presents the condensed balance sheet of the MONY Group as of December 31, 2003 and 2002:

	2003	2002
	($ in millions)
Assets
Cash and cash equivalents	$171.5	$130.7
Equity securities	2.6	1.0
Bonds	66.1	78.8
Other invested assets	—	10.6
Accrued investment income	7.4	9.1
Investment in intercompany notes	215.0	215.0
Investment in subsidiaries	2,194.2	2,121.6
Other assets	16.9	14.3

Total assets	$2,673.7	$2,581.1

Liabilities and Shareholders’ Equity
Interest payable on Senior Notes	$8.2	$8.2
Senior notes	574.5	574.4

Total liabilities	582.7	582.6

Total shareholders’ equity	2,091.0	1,998.5

Total liabilities and shareholders’ equity	$2,673.7	$2,581.1

The following table presents the condensed statements of income of the MONY Group for the years indicated:

	2003	2002	2001
	($ in millions)
Revenues:
Net investment income	$29.5	$25.0	$25.8

Total revenues	29.5	25.0	25.8
Expenses:
Interest expense	46.4	46.4	46.3
Other operating expenses (1)	12.8	2.3	4.6

Total expenses	59.2	48.7	50.9

Equity in subsidiaries	58.6	(11.6)	(42.8)

Income before income taxes	28.9	(35.3)	(67.9)

Income tax benefit	(7.7)	(12.0)	(7.1)

Net income/(loss)	$36.6	$(23.3)	$(60.8)

(1)	Includes in 2003 merger related expenses totaling $8.8 million incurred in connection with MONY Group’s pending merger transaction with AXA Financial (see Note 2).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the condensed statements of cash flows for the years indicated:

	2003	2002	2001
	($ in millions)
Cash flows from operating activities	$(24.9)	$(23.6)	$(22.1)
Cash flows from investing activities:
Intercompany note to subsidiary	(0.2)	(121.0)	—
Repayment of intercompany note from subsidiary	—	121.0	—
Capital contribution to subsidiary	(42.3)	(141.3)	(32.5)
Dividend from subsidiary	22.2	327.2	115.0
Fixed maturities securities	11.8	(72.5)	—
Other invested assets	10.7	(10.0)	—

Net cash provided by investing activities	2.2	103.4	82.5

Cash flows from financing activities:
Treasury stock repurchased	—	(33.0)	(88.6)
Issuance of common stock(1)	63.5	1.2	0.5
Dividends paid to shareholders	—	(21.1)	(22.0)
Acquisition of subsidiaries, net of cash	—	—	(216.6)

Net cash provided by/(used in) financing activities	63.5	(52.9)	(326.7)

Net increase/(decrease) in cash and cash equivalents	40.8	26.9	(266.3)
Cash and cash equivalents, beginning of year	130.7	103.8	370.1

Cash and cash equivalents, end of year	$171.5	$130.7	$103.8

(1)	Includes in 2003 cash proceeds of approximately $52.4 million from the purchase of MONY Group common stock by AXA Financial pursuant to the exercise of warrants (see Note 2).

MONY Group’s cash inflows principally consist of investment income from its invested assets (including principal and interest payments on inter-company surplus notes of MONY Life (see Note 16), principal and interest payments on inter-company demand notes due from certain of its subsidiaries, and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid). MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the CBB. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its Common Stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the inter-company surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law. In 2003, MONY Life paid a dividend to MONY Holdings in the amount of $25.0 million, of which $13.8 million was retained by MONY Holdings in its DSCA Sub-account CBB (see Note 22) and $11.2 million was paid by MONY Holdings in the form of a dividend to MONY Group. In 2002, MONY Life paid a dividend to MONY Holdings in the amount of $90.0 million, of which $15.6 million was retained by MONY Holdings in its DSCA Sub-account CBB and $74.4 million was paid by MONY Holdings in the form of a dividend to MONY Group.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Goodwill and Other Intangible Assets

In accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill is periodically tested for impairment and is no longer amortized. The following tables set forth the impact of the adoption of SFAS 142 on the Company’s net income and earnings per share amounts for the years ended December 31, 2003, 2002 and 2001. In addition, as required by SFAS 142, management tested the carrying value of the Company’s goodwill at December 31, 2003 and as a result of its testing recorded a $4.0 million charge related to the impairment of goodwill at Matrix.

	For the Years Ended December 31,
	2003	2002	2001
	($ in millions except earnings per share amounts)
Reported net income/(loss)	$36.6	$(23.3)	$(60.8)
Add back: Goodwill amortization	—	—	8.9

Adjusted net income/(loss)	$36.6	$(23.3)	$(51.9)

Basic earnings per share:
Reported net income/(loss)	$0.78	$(0.49)	$(1.25)
Goodwill amortization	—	—	0.18

Adjusted net income/(loss)	$0.78	$(0.49)	$(1.07)

Diluted earnings per share:
Reported net income/(loss)	$0.77	$(0.49)	$(1.25)
Goodwill amortization	—	—	0.18

Adjusted net income/(loss)	$0.77	$(0.49)	$(1.07)

The goodwill amortization recorded for the year ended December 31, 2001 was included in the Protection Products, Retail Brokerage and Investment Banking, and Other Products segments as follows:

For the Year Ended December 31, 2001
($ in millions)
Protection Products	$1.1
Retail Brokerage and Investment Banking	7.7
Other Products	0.1

Total	$8.9

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the significant components of goodwill, along with additions, impairments and amortization by segment for the periods presented. Goodwill is reflected under the caption “other assets” in the Company’s consolidated balance sheet.

	2003			2002
	Protection Segment	Retail Brokerage & Investment Banking Segment	Other	Protection Segment	Retail Brokerage & Investment Banking Segment	Other
	($ in millions)
Beginning Balance	$17.9	$191.4	$0.6	$17.9	$178.2	$0.6
Additions:
Advest	—	2.7	—	—	—	—
Lebenthal	—	—	—	—	—	—
Other	—	—	—	—	13.2	—

	17.9	194.1	0.6	17.9	191.4	0.6
Impairments:
Advest	—	—	—	—	—	—
Lebenthal	—	—	—	—	—	—
Other	—	4.0	—	—	—	—

	—	4.0	—	—	—	—
Amortization	—	—	—	—	—	—

Ending Balance	$17.9	$190.1	$0.6	$17.9	$191.4	$0.6

26. Reorganization and Other Charges:

During 2003, the Company recorded charges aggregating $5.8 million as part of the Company’s continuing initiative to enhance operating efficiency and effectively allocate resources. These charges consisted of: (i) severance and related benefits of $1.1 million incurred in connection with the merger of MONY Asset Management, Inc.’s operations into Boston Advisors, a subsidiary of Advest, and the resulting termination of certain employees; (ii) losses from the abandonment of leased offices of $1.3 million; (iii) losses from the abandonment of leased space in the Company’s home office of $2.0 million; (iv) write-offs of unused furniture and equipment in certain abandoned agency offices of $1.3 million; and (iv) moving and alteration costs incurred in connection with the consolidation of leased space in the Company’s home office of $0.2 million. The severance actions were substantially completed during the fourth quarter of 2003. The reserves established for the abandonment of leased agency offices and leased space in the Company’s home office are expected to run-off through 2008 and 2016, respectively. All of the charges recorded in 2003 represent “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

During the fourth quarter of 2002 and 2001, the Company recorded reorganization and other charges aggregating approximately $7.7 million and $146.1 million, respectively, as part of the Company’s initiative to enhance operating efficiency, more effectively allocate resources and capital, and discontinue certain non-core operations. Of these charges, $7.7 million and $19.0 million, respectively, met the definition of “restructure charges” as defined by Emerging Issues Task Force Consensus 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The 2002 restructure charge consisted of severance and related benefits resulting from

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

headcount reductions of 161 and 26, respectively, in the Company’s home office and career agency system, as well as losses from the abandonment of certain leased offices and equipment. The 2001 restructure charge consisted of severance and related benefits of $10.3 million resulting from headcount reductions of 117 and 240, in the Company’s home office and career agency system, respectively, and $8.7 million of other miscellaneous items. These actions were substantially completed in 2002. The remaining restructuring reserves primarily relate to lease abandonment costs and are expected to run-off through 2007. The balance of the charge in 2001, $127.0 million, was unrelated to the Company’s restructure activities and consisted of: (i) impairments of certain invested assets and valuation related write-downs of private equity securities held in the Company’s equity method venture capital portfolio, (ii) the write-off of deferred sales charges in the Company’s mutual fund business to reflect revised estimates of recoverability which are principally due to the decline in the value of the Company’s internet funds, (iii) write-downs of certain information technology assets, and (iv) other miscellaneous items.

The following tables summarize the components of the aforementioned charges recorded in 2003, 2002 and 2001, respectively. None of the charges referred to below as “Reorganization Charges” have been allocated to the Company’s operating segments, however, the charges in 2001 referred to as “Other Charges” have been allocated to the Company’s operating segments. All Reorganization Charges incurred in 2003, 2002 and 2001 are reported as reconciling items.

2003:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges(1):
Severance benefits and incentive compensation	$1.1	$—	$1.1
Leased offices and equipment	2.5	—	2.5
Lease abandonment and other	2.2	—	2.2

Total Reorganization Charges before tax	$5.8	$—	$5.8

Total Reorganization Charges after tax	$3.8	$—	$3.8

(1)	All of the reorganization charges recorded in 2003 are “costs associated with exit or disposal activities” as described in SFAS 146.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges(1):
Severance benefits and incentive compensation	$6.6	$—	$6.6
Leased offices and equipment	1.1	—	1.1

Total Reorganization Charges before tax	$7.7	$—	$7.7

Total Reorganization Charges after tax	$5.0	$—	$5.0

(1)	All of the reorganization charges recorded in 2002 meet the definition of “restructuring charges” as defined by EITF 94-3.

2001:

	Operating	Net Realized Losses	Total
	($ in millions)
Reorganization Charges:
Severance benefits and incentive compensation	$22.8	$—	$22.8
Leased offices and equipment	8.7	—	8.7
Deferred policy acquisition costs	17.0	—	17.0
Other	8.3	—	8.3

Subtotal — Reorganization Charges	56.8	—	56.8
Other Charges:
Asset impairments and valuation related write-downs	29.9	20.1	50.0
Deferred sales charges	7.0	—	7.0
Information technology assets	9.4	—	9.4
Other	22.9	—	22.9

Subtotal — Other Charges	69.2	20.1	89.3

Total — Reorganization and Other Charges before tax	$126.0	$20.1	$146.1

Total — Reorganization and Other Charges after tax	$81.9	$13.1	$95.0

All charges referred to as Reorganization Charges included in the tables above, except $17.0 million related to deferred policy acquisition costs in 2001 and $5.3 million related to investment expenses in 2001, are included in “Other Operating Costs and Expenses” in the Company’s 2001 consolidated income statement.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table indicates the line items in the Company’s consolidated and segmented income statements for the year ended December 31, 2001 that the Other Charges in the table above are reflected in.

	Protection	Accumulation	Retail Brokerage and Investment Banking	Other/ Reconciling	Total
	($ in millions)
Premiums	$1.0	$—	$—	$—	$1.0
Net investment income	20.3	3.8	—	8.6	32.7
Group pension profit	2.5	—	—	—	2.5
Benefits to policyholders	1.8	3.9	—	—	5.7
Amortization of deferred policy acquisition costs	—	2.0	—	17.0	19.0
Other operating costs and expenses	17.6	10.3	1.7	35.5	65.1

Total Other Operating Charges	43.2	20.0	1.7	61.1	126.0

Net realized losses on investments	14.9	2.8	—	2.4	20.1

Total Reorganization and Other Charges	$58.1	$22.8	$1.7	$63.5	$146.1

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions, as well as the changes therein during the year ended December 31, 2003. Such liability is reflected in Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet.

	December 31, 2002	Charges	Cash Payments	Change in Reserve Estimates	December 31, 2003
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$8.3	$1.1	$(7.8)	$(0.7)	$0.9
Other restructure charges (1)	4.4	4.7	(5.5)	—	3.6

Total Restructuring Charges Liability	$12.7	$5.8	$(13.3)	$(0.7)	$4.5

(1)	Cash payments include in 2003 the non-cash write-off of $1.3 million in unused equipment in certain abandoned leased offices.

27. Implication of the Terrorist Events of September 11, 2001:

The terrorist events of September 11, 2001 had no material effect on the Company’s financial position at December 31, 2001 or its results of operations for the year then ended. The net effect of life insurance claims relating to the incident (after reinsurance and the release of related policy reserves) aggregated approximately $3.9 million pre-tax. In addition, the Company incurred damages from property losses and business interruption. These damages principally consisted of: (i) lost revenues at Advest, MSC, and Enterprise resulting from the close of the New York securities markets, (ii) physical damage to Advest’s Rector Street offices in lower Manhattan and associated recovery and relocation costs, (iii) the temporary closing of the Company’s New York corporate offices, (iv) delays associated with outsourcing Advest’s clearing operation, and (v) lost revenues resulting from the volatility of the securities markets and consumer uncertainty with respect to equity based products in the

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aftermath of September 11, 2001. To date, the Company has recovered $5.1 million relating to the aforementioned damages under its insurance coverage.

28. Quarterly Results of Operations (Unaudited)

The Company’s quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
	($ in million except per share data)
2003
Total revenues	$543.1	$604.5	$561.5	$611.2
Income from continuing operations	$5.3	$19.0	$5.5	$0.9
Income/(loss) from discontinued	$2.3	$1.7	$(0.2)	$2.1
Net income	$7.6	$20.7	$5.3	$3.0
Basic per share data:
Income from continuing operations	$0.11	$0.40	$0.12	$0.02
Income/(loss) from discontinued	$0.05	$0.04	$(0.01)	$0.03
Net income	$0.16	$0.43	$0.11	$0.06
Diluted per share data:
Income from continuing operations	$0.11	$0.40	$0.11	$0.02
Income/(loss) from discontinued	$0.05	$0.04	$—	$0.04
Net income	$0.16	$0.43	$0.11	$0.06
2002
Total revenues	$538.8	$515.4	$486.1	$554.2
Income/(loss) from continuing operations	$14.3	$(11.0)	$(30.2)	$6.1
Income/(loss) from discontinued	$—	$—	$—	$2.5
Net income (loss)	$14.3	$(11.0)	$(30.2)	$3.6
Basic per share data:
Income/(loss) from continuing operations	$0.30	$(0.23)	$(0.64)	$0.13
Income/(loss) from discontinued	$—	$—	$—	$0.05
Net income/(loss)	$0.30	$(0.23)	$(0.64)	$0.08
Diluted per share data:
Income/(loss) from continuing operations	$0.29	$(0.23)	$(0.64)	$0.13
Income/(loss) from discontinued	$—	$—	$—	$0.05
Net income/(loss)	$0.29	$(0.23)	$(0.64)	$0.08

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of MONY Group’s management, including MONY Group’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of MONY Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No change in MONY Group’s internal control over financial reporting was identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, MONY Group’s internal control over financial reporting.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is set forth in the Proxy Statement for MONY Group’s 2004 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal 1-Election of Directors” and is incorporated herein by reference. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Additional information called for by Item 10 is set forth in Item 1A of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by Item 11 is set forth in the Proxy Statement under the captions “Executive Compensation” and “Directors Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is set forth in the Proxy Statement under the caption “Security Ownership — Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

The information required by Item 13 is set forth in the Proxy Statement under the caption “Certain Relationship and Related Transactions” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 is set forth in the Proxy Statement under the caption “Audit Committee Report—Fees to Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

(1) Financial Statements.

See Index to Consolidated Financial Statements included at page 89 hereto.

(2) Exhibits

(a) The exhibits are listed in the Exhibit Index that begins on page E-1.

(b) Reports on Form 8-K.

The following report on Form 8-K was filed during the fourth quarter of 2003:

(1)	Current Report on Form 8-K filed with the SEC on November 4, 2003 (responding to Items 5 and 12 of Form 8-K).

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Demutualization, as amended (1)

2.2	Agreement and Plan of Merger dated as of September 17, 2003 among AXA Financial, Inc., AIMA Acquisition Co. and the Registrant (2)

2.3	Amendment No. 1 dated as of February 22, 2004 to agreement and plan of merger dated as of September 17, 2003 among AXA Financial, Inc., AIMA Acquisition Co. and the Registrant (3)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Form of By-laws of the Registrant, as amended (1)

3.3	Amendments to By-laws of the Registrant (4)

4.1	Form of Certificate for the Common Stock, par value $0.01 per share (1)

4.2	Form of MONY Note (1)

4.3	Form of Warrant (1)

10.1	Investment Agreement, dated as of December 30, 1997, among MONY, the Registrant and GS Mezzanine Partners, GS Mezzanine Partners Offshore, L.P., Stone Street Fund 1997, L.P. and Bridge Street Fund 1997, L.P. (1)

10.2	Registration Rights Agreement dated as of December 30, 1997, by and among MONY, the Registrant and the Investors (1)

10.3	Fiscal Agency Agreement dated as of December 30, 1997, by and among MONY and Citibank, N.A. (1)

10.4	Agreement of Lease, dated as of December 17, 1990, between 1740 Broadway Associates L.P. and MONY, and all amendments thereto (1)

10.5	Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.6	Second Amendment to Agreement of Lease, date as of August 6, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.7	Third Amendment to Agreement of Lease, dated as of December 18, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.8	Fourth Amendment to Agreement of Lease, dated as of January 14, 1997, between 1740 Broadway Associates L.P. and MONY (1)

10.9	Fifth Amendment to Agreement of Lease, dated as of May 30, 1997, between 1740 Broadway Associates L.P. and MONY (1)

10.10	Letter Agreement, dated as of April 26, 1996, to accompany Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.11	Letter, dated as of December 18, 1996, amending Letter Agreement, dated as of April 26, 1996, to accompany First Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.12	Letter, dated as of January 14, 1997, amending Letter Agreement, dated as of April 26, 1996, to accompany Amendment to Agreement of Lease, dated as of April 26, 1996, between 1740 Broadway Associates L.P. and MONY (1)

10.13	Agreement of Lease, dated as of December 21, 1988, between Continental Towers and MONY, and amendments thereto (1)

Exhibit Number	Description

10.14	First Amendment to Agreement of Lease, dated as of January 14, 1994, between Continental Towers and MONY (1)

10.15	Second Amendment to Agreement of Lease, dated as of October 15, 1997, between Continental Towers and MONY (1)

10.16	1998 Stock Incentive Plan (1)

10.17	Asset Transfer and Acquisition Agreement, dated as of December 31, 1993, by and among MONY, AEGON USA, Inc. and AUSA Life Insurance Company, Inc. (1)

10.18	Series A Note Purchase Agreement, dated as of December 31, 1993, by and between AEGON USA, Inc. and MONY (1)

10.19	Series B Note Purchase Agreement, dated as of December 31, 1993, by and between AEGON USA, Inc. and MONY (1)

10.20	Fiscal Agency Agreement, dated as of August 15, 1994, between MONY and The Chase Manhattan Bank, N.A. (1)

10.21	Excess Benefit Plan for MONY Employees (1)

10.22	Form of MONY Deferred Compensation Plan Agreement for Key Employees (1)

10.23	Form of MONY Deferred Compensation Plan Agreement for MONY Trustees (1)

10.24	1988 Equity Share Plan (1)

10.25	Form of Equity Share Plan Deferred Compensation Agreement (1)

10.26	Split Dollar Life Insurance Plan (1)

10.27	Form of Shareholder Rights Agreement (1)

10.28	The MONY Group Inc. Annual Incentive Compensation Plan (1)

10.29	Senior Note Indenture between The MONY Group Inc., and The Chase Manhattan Bank, as Trustee (5)

10.30	The MONY Group Inc. 1998 Stock Incentive Plan (6)

10.31	The Mutual Life Insurance Company of New York Plan of Reorganization Under Section 7312 of the New York Insurance Law, as Adopted on August 14, 1998, and Amended on September 9, 1998 (7)

10.32	Form of Supplemental Indenture of Senior Notes Indenture to be used in connection with the issuance of Senior Notes (5)

10.33	Subordinated Note Indenture between the MONY Group Inc. and The Chase Manhattan Bank, as Trustee (5)

10.34	Form of Supplemental Indenture to Subordinated Note Indenture to be used in connection with issuance of Junior Subordinated Notes (5)

10.35	Trust Agreement of MONY Capital Trust I (5)

10.36	Trust Agreement of MONY Capital Trust II (5)

10.37	Form of Amended and Restated Trust Agreement of MONY Capital Trust I (5)

10.38	Form of Amended and Restated Trust Agreement of MONY Capital Trust II (5)

10.39	Form of Guarantee relating to MONY Capital Trust I (5)

10.40	Form of Guarantee relating to MONY Capital Trust II (5)

10.41	Form of Agreement as to Expenses and Liabilities relating to MONY Capital Trust I (included in Exhibit 4.7-A referred to below) (5)

Exhibit Number	Description

10.42	Form of Agreement as to Expenses and Liabilities relating to MONY Capital Trust II (included in Exhibit 4.7-A) (5)

10.43	Form of Purchase Contract (5)

10.44	Form of Pledge Agreement (5)

10.45	Investment Plan Supplement for Employees and Field Underwriters of MONY Life Insurance Company and Retirement Plan for Field Underwriters of MONY Life Insurance Company (8)

10.46	Agreement and Plan of Merger dated as of August 23, 2000 by and among the Registrant, MONY Acquisition Corp. and The Advest Group, Inc. (9)

10.47	Stock Option Agreement dated as of August 23, 2000 between the Advest Group, Inc. and the Registrant. (8)

10.48	Support Agreement dated as of August 23, 2000 between The MONY Group Inc. and Peter R. Kellogg, Allen Weintraub, Grant W. Kurtz and George A. Boujoukos as shareholders (9)

10.49	Form of Reinsurance Agreement dated as of December 31, 1997 between MONY Life and Centre Life Reinsurance Limited *

10.50	Form of Employment Agreement applicable to Messrs. Roth, Foti, Levine, Daddario and Ugolyn (10)

10.51	The MONY Group Inc. Restricted Stock Ownership Plan (11)

10.52	The MONY Group Inc. 2002 Annual Incentive Plan for Senior Executive Officers (12)

10.53	The MONY Group Inc. 2002 Long-Term Performance Plan for Senior Executive Officers (12)

10.54	The MONY Group Inc. 2002 Stock Option Plan (12)

10.55	Series A Floating Rate Insured Notes Indenture among MONY Holdings, LLC, Ambac Assurance Corporation, The MONY Group Inc. and Bank One Trust Company, N.A., as Trustee (13)

10.56	Form of Series A Floating Rate Insured Global Note of MONY Holdings, LLC (13)

10.57	Insurance Agreement dated as of April 30, 2002 among Ambac Assurance Corporation, MONY Holdings, LLC, The MONY Group Inc., MONY Life Insurance Company and Bank One Trust Company, N.A., as Indenture Trustee (13)

10.58	Exchange and Registration Rights Agreement, dated April 30, 2002 by and among MONY Holdings, LLC and the Purchasers (13)

10.59	MONY Life Insurance Company Charitable Award Program for Directors (14)

10.60	Form of Series B Floating Rate Insured Note of MONY Holdings, LLC (15)

10.61	Form of Employment Agreement applicable to Richard E. Connors, Steven G. Orluck, Evelyn L. Peos, Ernest P. Rogers, Bart Schwartz, Michael Slipowitz, Lee M. Smith and Kimberly Windrow (16)

10.62	Employment Agreement applicable to Grant W. Kurtz (16)

10.63	Change of Control Agreement applicable to Michael I. Roth (16)

10.64	Change of Control Agreement applicable to Kenneth M. Levine (16)

10.65	Change of Control Agreement applicable to Samuel J. Foti (16)

10.66	Change of Control Agreement applicable to Richard Daddario (16)

10.67	Change of Control Agreement applicable to Victor Ugolyn (16)

10.68	Change of Control Agreement applicable to Grant W. Kurtz (16)

Exhibit Number	Description

10.69	Form of Change of Control Agreement applicable to Richard E. Connors, Steven G. Orluck, Evelyn L. Peos, Ernest P. Rogers, Bart Schwartz, Michael Slipowitz, Lee M. Smith and Kimberly Windrow (16)

10.70	Letter agreement dated September 17, 2003 among MONY Life Insurance Company, AXA Financial, Inc. and Michael I. Roth (17)

10.71	Letter agreement dated September 17, 2003 among MONY Life Insurance Company, AXA Financial, Inc. and Samuel J. Foti (17)

10.72	Letter agreement dated September 17, 2003 among MONY Life Insurance Company, AXA Financial, Inc. and Richard Daddario (17)

10.73	Letter agreement dated September 17, 2003 among MONY Life Insurance Company, AXA Financial, Inc. and Kenneth M. Levine (17)

10.74	364-Day Credit Agreement dated as of July 25, 2003 among The MONY Group Inc. and the lenders and other parties named therein (17)

10.75	Incentive Compensation Agreement dated February 20, 2004 between Registrant and the Michael I. Roth, as amended *

10.76	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Samuel J. Foti, as amended *

10.77	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Richard Daddario, as amended *

10.78	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Kenneth M. Levine, as amended *

10.79	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Richard E. Connors, as amended *

10.80	Incentive Compensation Agreement dated December 16, 2003 between the Registrant and Grant W. Kurtz *

10.81	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Steven G. Orluck, as amended *

10.82	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Evelyn L. Peos, as amended *

10.83	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Ernest P. Rogers, as amended *

10.84	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Bart Schwartz, as amended *

10.85	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Michael Slipowitz, as amended *

10.86	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Lee Smith, as amended *

10.87	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Victor Ugolyn, as amended *

10.88	Incentive Compensation Agreement dated February 20, 2004 between the Registrant and Kimberly G. Windrow, as amended *

21.1	Subsidiaries of the Registrant*

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification of Michael I. Roth pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Richard Daddario pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated herein by reference to the corresponding Exhibit Number to the Registrant’s Registration Statement on Form S-1, Registration Number 333-63835
(2)	Incorporated by reference to Exhibit Number 2.1 to the Registrant’s Report on Form 8-K dated September 17, 2003
(3)	Incorporated by reference to Exhibit Number 2.1 to the Registrant’s Report on Form 8-K dated February 22, 2004
(4)	Incorporated herein by reference to Exhibit Number 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998
(5)	Incorporated herein by reference to applicable Exhibit Number 4.1, 4.2, 4.3, 4.4, 4.5-A,4.5-B, 4.6-A, 4.7-A, 4.7-B, 4.11-A, $.11-B, 4.12-A, 4.12-B, 4.13 or 4.14 to the Registrant’s Registration Statement on Form S-3, Registration Number 333-94487
(6)	Incorporated herein by reference to Exhibit Number 4.1 to the Registrant’s Registration Statement on Form S-8, Registration Number 333-30898
(7)	Incorporated herein by reference to Exhibit Number 4.1 to the Registrant’s Registration Statement on Form S-8, Registration Number 333-30892
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, Registration Number 333-34690
(9)	Incorporated herein by reference to applicable Exhibit Number 2.1, 2.2 or 2.3 to the Registrant’s Registration Statement on Form S-4, Registration Number 333-46798
(10)	Incorporated herein by reference to applicable Exhibit Number 10.5, 10.29, 10.54 or 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001
(11)	Incorporated herein by reference to Exhibit B to the Registrant’s Proxy Statement included in Registrant’s Schedule 14A filed with the Commission on April 2, 2001
(12)	Incorporated herein by reference to applicable Exhibit A, B or C to the Registrant’s Proxy Statement included in Registrant’s Schedule 14A filed with the Commission on March 29, 2002
(13)	Incorporated by reference to applicable Exhibit Number 10.4, 10.5, 10.6, or 10.7 to the Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2002
(14)	Incorporated by reference to Exhibit Number 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002
(15)	Incorporated by reference to Exhibit Number 4.4 to MONY Holdings, LLC’s Registration Statement of Form S-4, Registration Number 333-96595
(16)	Incorporated by reference to the applicable Exhibit Numbers 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8 or 10.9 to the Registrant’s Report of Form 10-Q for the quarter ended June 30, 2003
(17)	Incorporated by reference to the applicable Exhibit Numbers 10.1, 10.2, 10.3, 10.4 or 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on March 15, 2004.

THE MONY GROUP INC.

By:	/s/ MICHAEL ISOR. ROTH
Michael I. Roth Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title

/s/ MICHAEL ISOR ROTH Michael Isor Roth	Chairman of the Board and Chief Executive Officer; Director (Principal Executive Officer)

/s/ RICHARD DADDARIO Richard Daddario	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ARNOLD BARRY BROUSELL Arnold Barry Brousell	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ TOM HANS BARRETT Tom Hans Barrett	Director

/s/ DAVID LINCOLN CALL David Lincoln Call	Director

/s/ GLEN ROBERT DURHAM Glen Robert Durham	Director

/s/ SAMUEL JOSEPH FOTI Samuel Joseph Foti	President and Chief Operating Officer; Director

/s/ ROBERT HOLLAND, JR. Robert Holland, Jr.	Director

/s/ JAMES LAWRENCE JOHNSON James Lawrence Johnson	Director

/s/ FREDERICK WILKINSON KANNER Frederick Wilkinson Kanner	Director

S-1

Signatures	Title

/s/ ROBERT RAYMOND KILEY Robert Raymond Kiley	Director

/s/ KENNETH MARC LEVINE Kenneth Marc Levine	Executive Vice President and Chief Investment Officer; Director

/s/ JANE CAHILL PFEIFFER Jane Cahill Pfeiffer	Director

/s/ THOMAS CHARLES THEOBALD Thomas Charles Theobald	Director

/s/ DAVID M. THOMAS David Marion Thomas	Director

/s/ MARGARET MARY FORAN Margaret Mary Foran	Director

S-2