Form 10-K/A
MONY GROUP INC
filed 2004-04-16
CIK 1069822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment Number 1 to the Annual Report of The MONY Group Inc. (“MONY Group”) on Form 10-K for the fiscal year ended December 31, 2003 (“MONY Group’s 2003 Form 10-K”) is being filed solely to include the information required by Part III of Form 10-K. Except for the inclusion of the Part III information, the information contained in MONY Group’s 2003 Form 10-K as originally filed with the Securities and Exchange Commission has not been updated or amended.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant

Set forth below is information about each non-employee member of the Board of Directors of MONY Group, including business positions held during at least the past five years, age, other directorships held and periods of service as a director of MONY Group and MONY Life.

TOM H. BARRETT, age 73, has been a director of MONY Group since August 1998*. He has also been a director of MONY Life since July 1990. Mr. Barrett is a Partner in American Industrial Partners, a private investment partnership, since 1992. Mr. Barrett retired from The Goodyear Tire & Rubber Company in December 1993, after serving as Chairman of the Board, President & Chief Executive Officer of The Goodyear Tire & Rubber Company from April 1989 to July 1991 and President & Chief Executive Officer from December 1988 to April 1989.

DAVID L. CALL, age 72, has been a director of MONY Group since August 1998*. He has also been a director of MONY Life since January 1993. Dr. Call joined the faculty of Cornell University in 1963. He became Dean of the College of Agriculture and Life Sciences in 1978. Dr. Call has been Dean Emeritus since his retirement in 1995. He also serves as a small business consultant.

G. ROBERT DURHAM, age 75, has been a director of MONY Group since August 1998*. He has also been a director of MONY Life since June 1988. Mr. Durham retired from Walter Industries, Inc., a home building and financing, natural resources and industrial manufacturing company, in May 1996, after serving as Chairman of the Board and Chief Executive Officer from June 1991 to May 1996. He is a director of The FINOVA Group, Inc.

MARGARET M. FORAN, age 49, has been a director of MONY Group since February 2003. She has also been a director of MONY Life since February 2003. Ms. Foran has been Vice President, Corporate Governance and Secretary of Pfizer Inc., the world’s largest pharmaceutical company, since July 2002. She joined Pfizer Inc. in 1997 as Senior Corporate Counsel and Assistant Secretary and was named Vice President in 1999. Ms. Foran is a member of the Council of Institutional Investors.

ROBERT HOLLAND, JR., age 63, has been a director of MONY Group since August 1998*. He has also been director of MONY Life since May 1990. Mr. Holland is a business consultant. Mr. Holland was the owner and Chief Executive Officer of WorkPlace Integrators, an office furniture dealership in Southeast Michigan, from December 1996 to April 2001. Prior to that time, Mr. Holland was the President and Chief Executive Officer of Ben & Jerry’s Homemade, Inc., an ice cream company, from February 1995 to October 1996. Mr. Holland is a director of Lexmark International Group Inc., Carver Bancorp Inc., YUM! Brands Inc., and Neptune Orient Lines. He also serves on the Ethnic Advisory Board of PepsiCo and the Advisory Board of Boardroom Consultants.

JAMES L. JOHNSON, age 76, has been a director of MONY Group since August 1998*. He has also been a director of MONY Life since October 1986. Mr. Johnson is Chairman Emeritus of GTE Corporation (presently known as Verizon Communications, Inc.), a telecommunications company, having served as Chairman and Chief

Executive Officer from April 1988 to May 1992. He is also Non-Executive Chairman of the Board of CellStar Corporation, a wireless communications company, since July 2001. Prior to that time, Mr. Johnson held various executive management positions with GTE Corporation. Mr. Johnson is a director of CellStar Corporation and Harte-Hanks Communications, Inc.

FREDERICK W. KANNER, age 60, has been a director of MONY Group since March 2000. He has also been a director of MONY Life since March 2000. Mr. Kanner is a member of the firm of Dewey Ballantine LLP, an international law firm headquartered in New York City, since October 1976. He serves on the Board of Trustees of the Lawyers’ Alliance for New York and the Lawyers’ Committee for Civil Rights Under Law.

ROBERT R. KILEY, age 68, has been a director of MONY Group since August 1998*. He has also been director of MONY Life since November 1995. Mr. Kiley has been the Commissioner of Transport for London since January 2001. Prior to that time, Mr. Kiley was President and Chief Executive Officer of the New York City Partnership and Chamber of Commerce, Inc. from May 1995 to January 2001. Mr. Kiley had been a Principal of Kohlberg & Co. from April 1994 to April 1999.

JANE C. PFEIFFER, age 71, has been a director of MONY Group since August 1998*. She has also been a director of MONY Life since November 1988. Mrs. Pfeiffer is an independent management consultant. Mrs. Pfeiffer was Chairman of NBC from 1978 to 1981. Prior to that time, Mrs. Pfeiffer held various positions with IBM, including the position of Vice President of Communications and Government Relations. Mrs. Pfeiffer is a director of Ashland, Inc., International Paper Company and J.C. Penney Company, Inc. She is a trustee of the University of Notre Dame, a member of The Council on Foreign Relations and an International Counselor of The Conference Board.

THOMAS C. THEOBALD, age 66, has been a director of MONY Group since August 1998*. He has also been a director of MONY Life since May 1990. Mr. Theobald is a managing director of William Blair Capital Partners, L.L.C., a private equity group, since September 1994. Mr. Theobald is a director of Anixter International, Inc., Jones Lang LaSalle, Inc., Ventas, Inc. and Columbia Funds.

DAVID M. THOMAS, age 54, has been a director of MONY Group since March 2002. He has also been a director of MONY Life since March 2002. Mr. Thomas is Chairman and Chief Executive Officer of IMS Health, a leading provider of information solutions to the pharmaceutical and healthcare industries, since November 2000. From 1998 to 2000, Mr. Thomas served as Senior Vice President and Group Executive at IBM, an information technologies company. Prior to that time, Mr. Thomas held various management positions with IBM since 1972. Mr. Thomas is a director of IMS Health, Fortune Brands, Inc., and Trizetto Corporation.

*	This director was elected in anticipation of the demutualization of The Mutual Life Insurance Company of New York, the predecessor of MONY Life, that was completed in 1998. Directors of MONY Life served as Trustees on the Board of Trustees of The Mutual Life Insurance Company of New York, the predecessor of MONY Life, prior to the demutualization for the period indicated.

Additional information about executive officers of the Company required by this Item 10 is set forth in Item 1A of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Audit Committee Information

Messrs. Barrett, Durham, Kiley and Theobald serve on the MONY Group’s Audit Committee. The Board of Directors of the MONY Group has determined that each member of the Audit Committee is an “audit committee financial expert” and is “independent” as those terms are defined in the applicable rules and regulations of the Securities Exchange Act of 1934.

Code of Ethics

MONY Group has adopted The MONY Group Code of Business Conduct, a code of ethics for purposes of Item 406 of Regulation S-K under the Securities Exchange Act of 1933. The Code of Business Conduct, which applies to the Company’s directors, officers and employees, including MONY Group’s Chief Executive Officer,

Chief Financial Officer and Controller, is available on MONY Group’s website (www.mony.com). Shareholders may obtain a printed copy of the Code of Business Conduct by delivering a written request addressed to The MONY Group Inc., Investor Relations Department, 1740 Broadway, New York, New York 10019.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the MONY Group’s directors and executive officers to file initial reports of ownership and reports of changes in ownership of the MONY Group common stock with the SEC. Such persons are required by SEC regulations to furnish the MONY Group with copies of all Section 16(a) forms they file. MONY Group believes that during 2003, all such filings required to be made by MONY Group’s directors and executive officers were timely made, except that the Form 3 and a Form 4 for Ernest P. Rogers, Senior Vice President of MONY Life, and a Form 4 for Kimberly G. Windrow, Senior Vice President of MONY Life, were filed late.

ITEM 11.	Executive Compensation

The following table provides certain compensation information for MONY Group’s Chief Executive Officer and the four other most highly compensated executive officers of MONY Group who served in such capacities as of December 31, 2003 (collectively, the “named executive officers”). None of the named executive officers received any cash compensation during 2003 from MONY Group. All cash compensation received, earned or accrued by the named executive officers was paid by MONY Life.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation (1) ($)	Securities Underlying Options Granted (#)	LTIP Payouts (2) ($)	All Other Compensation (3) ($)
Michael I. Roth,	2003	$950,000	$1,425,000	(4)	$235,997	100,000	$1,693,334	$56,109
Chairman of the Board and	2002	$950,000	$712,500		$203,673	150,000	$1,776,666	$32,775
Chief Executive Officer	2001	$950,000	$0		$175,333		$1,479,167	$143,163

Samuel J. Foti,	2003	$750,000	$1,125,000	(4)	$162,317	75,000	$1,168,333	$44,297
President and Chief	2002	$750,000	$562,500		$135,424	110,000	$1,210,000	$25,875
Operating Officer	2001	$730,000	$0		$136,470		$1,062,500	$108,384

Kenneth M. Levine,	2003	$500,000	$500,000	(4)	$83,064	30,000	$525,000	$25,219
Executive Vice President	2002	$500,000	$250,000		$71,721	50,000	$566,667	$17,250
and Chief Investment Officer	2001	$500,000	$0		$60,658		$562,500	$49,843

Richard Daddario,	2003	$500,000	$500,000	(4)	$71,770	30,000	$475,000	$24,701
Executive Vice President	2002	$470,000	$235,000		$67,325	50,000	$516,667	$16,215
and Chief Financial Officer	2001	$450,000	$0		$62,552		$470,833	$64,360

Victor Ugolyn,	2003	$565,000	$565,000	(4)	$43,952	20,000	$275,834	$25,200
Chairman, President & Chief	2002	$550,000	$275,000		$47,222	30,000	$309,167	$16,500
Executive Officer, Enterprise	2001	$550,000	$0		$29,997		$225,000	$55,183
Capital Management, Inc.

(1)	Includes payments to Messrs. Roth, Foti, Levine, Daddario and Ugolyn, respectively, for (i) interest paid in 2003 on awards made for the 1998-2000 and the 1999-2001 performance cycles under MONY Group’s Long-Term Performance Plan (the “Long-Term Performance Plan”) in the amounts of $123,884, $83,962, $39,922, $33,996, and $19,056, and (ii) 2003 automobile allowances (including tax costs related to such allowances) in the amounts of $59,617, $58,265, $42,617, $36,923, and $20,763.

(2)	Includes 2003 awards under the Long-Term Performance Plan to Messrs. Roth, Foti, Levine, Daddario and Ugolyn, respectively, of (i) $291,667, $208,333, $83,333, $83,333 and $41,667 for the 2000-2002 performance cycle, (ii) $651,667, $460,000, $191,667, $191,667, and $134,167 for the 1999-2001 performance cycle, and (iii) $750,000, $500,000, $250,000, $200,000 and $100,000 for the 1998-2000 performance cycle.

(3)	Includes 2003 payments to Messrs. Roth, Foti, Levine, Daddario and Ugolyn of (i) contributions to MONY Group’s tax-qualified plans in the amounts of $1,656, $1,656, $6,900, $4,140, and $6,000, respectively, and (ii) contributions to MONY Group’s non-qualified plan in the amounts of $54,453, $42,641, $18,319, $20,561 and $19,200, respectively.

(4)	Represents the named executive officer’s target bonus for 2003, which becomes payable in full upon the successful completion of the merger contemplated by the Agreement and Plan of Merger dated as of September 17, 2003 among MONY Group, AXA Financial, Inc. and AIMA Acquisition Co., as amended (the “AXA Agreement”), in accordance with the applicable Incentive Compensation Agreement described below under “Employment and Change in Control Agreements—Incentive Compensation Agreements.” If the merger contemplated by the AXA Agreement is not completed, then an amount equal to 67% of this 2003 target bonus will become payable to the named executive officer, based on MONY Group’s actual performance and in accordance with the terms of MONY Group’s 2002 Annual Incentive Plan for Senior Executive Officers (the “2002 Annual Incentive Plan”).

The following table provides certain information regarding stock option grants made to the named executive officers during 2003.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities Underlying Options Granted (1)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/sh) (2)	Expiration Date	5% ($)	10% ($)
Michael I. Roth	100,000	9.18%	$21.10	March 18, 2013	$1,326,968	$3,362,797
Samuel J. Foti	75,000	6.88%	$21.10	March 18, 2013	$995,226	$2,522,097
Kenneth M. Levine	30,000	2.75%	$21.10	March 18, 2013	$398,090	$1,008,839
Richard Daddario	30,000	2.75%	$21.10	March 18, 2013	$398,090	$1,008,839
Victor Ugolyn	20,000	1.84%	$21.10	March 18, 2013	$265,394	$672,559

(1)	Non-qualified stock options were granted to the named executive officers under MONY Group’s 2002 Stock Option Plan (the “2002 Stock Option Plan”). These option grants vested 50% on March 19, 2004 and the remaining 50% will vest on March 19, 2005.

(2)	The exercise price is equal to the fair market value at the date of option grant.

The following table provides certain information regarding each exercise of stock options by the named executive officers during 2003 and the fiscal year-end value of unexercised options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUE

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($) (1)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael I. Roth	0	$0	287,000	199,000	$186,440	$1,019,000
Samuel J. Foti	0	$0	187,400	147,600	$118,500	$764,250
Kenneth M. Levine	0	$0	102,000	63,000	$67,150	$305,700
Richard Daddario	0	$0	102,000	63,000	$67,150	$305,700
Victor Ugolyn	0	$0	33,700	39,800	$18,565	$203,800

(1)	Value of options is based upon the difference between the grant prices of all options awarded in 1999, 2002 and 2003 and the December 31, 2003 closing price for MONY Group’s common stock of $31.29 per share.

The following table provides certain information regarding each long-term incentive plan award made to the named executive officers in 2003.

LONG-TERM INCENTIVE PLAN—AWARDS FOR LAST FISCAL YEAR

				Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Number of Shares, Units or Other Rights (#)		Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Michael I. Roth	36,000	(1)	2003-2008	$1,080,000	$3,600,000	$7,000,000
	50,000	(2)	2003-2005	50,000	50,000	50,000
Samuel J. Foti	25,000	(1)	2003-2008	$750,000	$2,500,000	$6,250,000
	40,000	(2)	2003-2005	40,000	40,000	40,000
Kenneth M. Levine	10,000	(1)	2003-2008	$300,000	$1,000,000	$2,500,000
	15,000	(2)	2003-2005	15,000	15,000	15,000
Richard Daddario	10,000	(1)	2003-2008	$300,000	$1,000,000	$2,500,000
	15,000	(2)	2003-2005	15,000	15,000	15,000
Victor Ugolyn	10,000	(1)	2003-2008	$300,000	$1,000,000	$2,500,000
	7,500	(2)	2003-2005	7,500	7,500	7,500

(1)	Under MONY Group’s 2002 Long-Term Performance Plan for Senior Executive Officers (the “2002 Long-Term Performance Plan”), the Compensation Committee (formerly the Human Resources Committee) of the Board of Directors made awards of units to the named executive officers and other designated officers of the Company and established five-year performance goals for the Company. At the end of the five-year performance cycle, such units entitle the recipients to cash payouts, over three years, if and to the extent that the Company has achieved the predetermined performance goals.

(2)	Under MONY Group’s Restricted Stock Ownership Plan (the “Restricted Stock Ownership Plan”), the Compensation Committee of the Board of Directors made awards of restricted stock to the named executive officers and other designated officers of the Company. These restricted shares vest on March 19, 2005. Share amounts represent grants to Messrs. Roth, Foti, Levine, Daddario and Ugolyn, respectively, on March 19, 2003. The market value of MONY Group common stock on the date of these restricted-share grants was $21.10 per share.

Retirement Plan Information

The following table sets forth the estimated annual retirement benefits payable at normal retirement age (generally age 65) to a person retiring with the indicated final average pay and years of credited service on a straight life annuity basis, under the Retirement Income Security Plan for Employees of MONY Life Insurance Company (the “Retirement Plan”), as supplemented by the Excess Benefit Plan for Employees of MONY Life Insurance Company (the “Excess Plan”), each as described below:

	Estimated Annual Benefits of Retirement
	With Indicated Years of Credited Service ($)(1)
Final Average Pay ($)	10	15	20	25	30	35
$500,000	$72,300	$108,450	$144,600	$180,750	$216,900	$253,050
1,000,000	147,300	220,950	294,600	368,250	441,900	515,550
1,500,000	222,300	333,450	444,600	555,750	666,900	778,050
2,000,000	297,300	445,950	594,600	743,250	891,900	1,040,550
2,500,000	372,300	558,450	744,600	930,750	1,116,900	1,303,050

(1)	Estimated retirement benefit described above does not include the value of the executive’s “employer contribution account.”

The annual retirement benefit under the Retirement Plan and the Excess Plan is generally equal to the product of (a)(i) a percentage of an executive’s “final average pay” in excess of his or her “covered compensation” (i.e., the average of the social security taxable wage base for the 35 years up to the date the executive attains social security retirement age), plus (ii) a percentage (depending upon the executive’s social security retirement age) of the executive’s “final average pay” not in excess of his or her “covered compensation,” and (b) the executive’s years of credited service up to 35. “Final average pay” is defined as the highest average annual “compensation” of an executive for any 36 consecutive months in the 120 months of service prior to the executive’s retirement. “Compensation” used to determine the retirement benefit under the Retirement Plan and the Excess Plan consists of the salary paid to an executive, including incentive compensation and salary deferrals pursuant to Section 125 and Section 401(k) plans and the MONY Life Deferred Compensation Plan for Key Employees, but excluding expense and tuition reimbursement, amounts payable under the Long-Term Performance Plan, fringe benefits, group life insurance premiums, moving expenses, prizes, hiring and referral bonuses, and disability payments. Such “compensation” is generally the same as the compensation reflected above in columns labeled as Salary and Bonus of the Summary Compensation Table. The Excess Plan is designed to provide benefits which eligible employees would have received under the Retirement Plan but for limits applicable under the Retirement Plan. The estimated “final average pay” of Messrs. Roth, Foti, Levine, Daddario and Ugolyn under the Retirement Plan and the Excess Plan as of December 31, 2003 (assuming retirement as of such date) is $1,841,667, $1,330,000, $883,333, $727,000 and $908,333, respectively, and the estimated years of credited service under the Retirement Plan and the Excess Plan as of such date for each of such named executive officers is 15, 15, 31, 14 and 13 years, respectively. These benefits are not reduced by Social Security benefits nor any benefits derived from the qualified and non-qualified 401(k) plans.

Employment and Change in Control Agreements

Employment Agreements. MONY Life has entered into employment agreements (the “Employment Agreements”) with each of Messrs. Roth, Foti, Levine, Daddario, and Ugolyn. The current terms of the Employment Agreements are effective through December 31, 2004, and will automatically be extended for successive one-year terms unless MONY Life gives notice to the executive (by the preceding September 30) that it will not renew the Employment Agreement for another term.

The Employment Agreements provide that the current base compensation of each executive will be adjusted in accordance with MONY Life’s regular administrative practices generally applicable to its senior executives.

Under the Employment Agreements, each executive will participate in the 2002 Annual Incentive Plan and the 2002 Long-Term Performance Plan, will be entitled to participate in other incentive compensation plans and any employee benefit plans and programs generally available to senior executives of MONY Life, and will be entitled to perquisites and fringe benefits generally available to officers of their respective ranks at MONY Life.

The Employment Agreements prohibit the executives from engaging in or advising, either directly or indirectly, any business which is substantially competitive with any business then actively conducted by MONY Life during the term of their employment and for a six-month period following termination of employment. The executives are also prohibited from soliciting, either directly or indirectly, any person employed by MONY Life for one year following the termination of employment, and are prohibited from divulging confidential information relating to the MONY Group.

The Employment Agreements provide that MONY Life will have the right at any time to terminate any executive’s employment, and that any executive will have the right at any time to terminate his employment with MONY Life. Under the Employment Agreements, MONY Life will provide an executive with the following benefits in the event of termination by MONY Life other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements): (i) a lump-sum payment in an amount equal to (a) two times the executive’s annual base compensation in effect on the date of termination, in the case of Messrs. Roth, Foti and Levine, or (b) one times the executive’s annual base compensation in effect on the date of termination, in the case of Mr. Daddario and Mr. Ugolyn, reduced in all cases by any severance payments made to the executive under any other employment contract or severance arrangement with MONY Life; (ii) any incentive compensation earned with respect to the calendar year immediately preceding the termination date but not yet paid, and incentive compensation with respect to the calendar year in which the termination date occurs, in each case in an amount determined by the Chief Executive Officer (or, in the case of the Chief Executive Officer, by the Board of Directors) which will be not less than 50% of the executive’s base compensation; (iii) at the discretion of the Chief Executive Officer, the value of the perquisites to which the executive is entitled immediately before the termination date and such other items as the Chief Executive Officer (or, in the case of the Chief Executive Officer, the Board of Directors) will determine; (iv) title to any MONY Life-furnished automobile; and (v) outplacement services for up to one year with a nationally recognized outplacement firm. In addition, MONY Life will keep in effect, for the life of the executive whose employment is terminated other than for cause or good reason, various life insurance programs maintained for the executive immediately prior to termination, with MONY Life and the executive retaining their respective obligations to pay premiums in accordance with the terms of the policy.

Change in Control Agreements.    In July 2003, MONY Life entered into amended Change in Control Agreements (“CIC agreements”) with Messrs. Roth, Foti, Levine, Daddario and Ugolyn and nine other executive officers. The term of the CIC agreements currently extends through December 31, 2004, with such term automatically extended each December 31 thereafter unless MONY Life notifies its executive officers of its decision not to renew. Upon a change in control (as defined in the CIC agreements), the term of the CIC agreements is automatically extended to the third anniversary of the change in control, or the second anniversary in the case of two of the CIC agreements. The Employment Agreements with the executives described above are superseded upon the effectiveness of the CIC agreements. The execution of the AXA Agreement between AXA Financial and MONY Group has caused the CIC agreements to become effective, with the rights thereunder subject to the merger contemplated by the AXA Agreement becoming effective.

The CIC agreements provide that, if the executive remains employed following the change in control, the executive (i) will continue to receive base compensation at a rate not less than the rate in effect immediately prior to the change in control, (ii) will continue to participate in all incentive compensation plans on a basis no less favorable than immediately prior to the change in control and (iii) will be entitled to employee and fringe benefits equivalent in the aggregate to those provided immediately prior to the change in control.

The CIC agreements also provide the executives with severance payments in the event of termination of employment by MONY other than for “cause” or by the executive for “good reason,” each as defined in the CIC agreements, during the term of the CIC agreements. Under the CIC agreements, severance payments would be made in a cash lump sum following termination of employment, determined as the sum of the following:

(i)	an amount equal to the sum of the following components, multiplied by 2.5, in the case of Messrs. Roth, Foti, Levine and Daddario, and by 2.0, for Mr. Ugolyn and the other nine executives:

(a)	the executive’s annual base salary in effect at the time of employment termination; plus

(b)	one-third the sum of the executive’s annual bonuses paid in respect of the two calendar years immediately preceding the year in which the change in control occurs and the executive’s target bonus for the year in which the change of control occurs;

(ii)	an amount equal to any annual incentive compensation payments awarded for a year prior to the year in which the termination date occurs, but not paid as of the termination date, plus a pro rata portion of the annual bonus that would have been earned through the termination date, based on the greater of the current year’s target bonus or the average of the bonuses payable for the two prior calendar years;

(iii)	an amount equal to the long-term incentive compensation payments in accordance with the terms of the plan for completed cycles, which provides for acceleration of payments, and, with respect to uncompleted cycles, the pro-rata amount that would have been earned through the termination date, based on the greater of the target value or the earned value;

(iv)	an amount equal to the present value of the additional retirement benefits that would have been accrued by the executive under the retirement plans in which the executive participates had employment continued for the remainder of the term of the CIC agreement; and

(v)	an amount equal to the present value of the additional costs of medical and dental benefits and retiree medical benefits had the executive continued to be employed for the remainder of the term of the CIC agreement, and continuation of split-dollar life insurance, where applicable.

In addition, upon a termination “without cause” or for “good reason”, the CIC agreements provide for immediate vesting of any unvested stock options and restricted stock awards, continued coverage under disability and life insurance programs, and outplacement services for up to one year with a nationally recognized outplacement firm. All supplemental pension plan benefits, including amounts that are accrued as of the effective time of the merger, will be paid to the executive in a single payment following termination of employment under the CIC agreements.

The CIC agreements provide that, to the extent that the severance payments and benefits payable under the agreements would cause the executive to be liable for excise taxes applicable by reason of Section 280G of the Internal Revenue Code, the executive will receive additional “gross up” payments to indemnify the executive for the effect of the excise taxes. However, in the event that the amounts payable to the executive would not exceed the excise tax threshold under Section 280G by more than ten percent, the payments to the executive will be reduced below this threshold to avoid application of the excise tax.

The CIC agreements require the executives to abide by restrictive covenants relating to non-competition, non-solicitation, non-disclosure and non-disparagement during and for the periods following their employment by MONY Group or any successor specified in the CIC agreements. In addition, prior to any benefits being paid to an executive under the CIC agreements, the executive must sign a general waiver and release of claims against MONY Group and its affiliates.

The CIC agreements for Messrs. Roth, Foti, Levine and Daddario were further amended at the request of AXA Financial on September 17, 2003 by letter agreements entered into among the executives, AXA Financial and MONY Group. The letter agreements provide limitations on the amounts payable to each of the executives under the CIC agreements (in the context of the merger contemplated by the AXA Agreement), based on calculations made as to the amounts payable under the CIC agreements for an assumed termination of employment in connection with the merger becoming effective as of May 31, 2004. The letter agreements also provide adjustments of the limits for earlier or later dates, based on the change in the obligations over time under the CIC agreements with respect to annual and long-term bonus amounts and retirement benefits. The limitations applicable at May 31, 2004, which include reductions pursuant to the amended Incentive Compensation Agreements dated as of February 20, 2004 described below, are as follows: Mr. Roth, $21,219,173, Mr. Foti, $14,847,775, Mr. Levine, $11,601,506 and Mr. Daddario, $8,600,377. The limitations do not apply to the payment for vested stock options nor to the “gross up” indemnification for excise taxes described above. The limitations imposed by the letter agreements terminate in the event that the AXA Agreement is terminated in accordance with its terms.

Incentive Compensation Agreements.    Each executive covered by a CIC agreement has entered into an “Incentive Compensation Agreement,” as amended, which provides, in the context of the merger contemplated by the AXA Agreement, for the payment of his or her target annual and long-term incentive awards in lieu of annual and long-term incentive plan awards earned for the plan periods ending on December 31, 2003. Such payments are subject to the condition that the executive does not voluntarily terminate employment prior to the effective time of the merger contemplated by the AXA Agreement.

Additional Executive Compensation Information.    Additional compensation information regarding the named executive officers associated with the merger contemplated by the AXA Agreement is included in the definitive proxy statement filed with the SEC under Schedule 14A (Amendment No. 3) on April 12, 2004. The information contained in such definitive proxy statement under the caption “The Merger—Interests of MONY’s Directors and Executive Officers in the Merger—Executive Officers” is incorporated herein by reference.

Non-Employee Director Compensation

Cash Compensation.    All directors of MONY Group are also directors of MONY Life. For serving on the Board of Directors of MONY Life, each non-employee director of MONY Group receives an annual retainer fee of $40,000. No additional retainer fee is paid for service on the Board of Directors of MONY Group. In addition, each non-employee director receives a meeting fee of $1,500 for each meeting of MONY Group’s Board or MONY Life’s Board attended. Additionally, each non-employee director receives an annual retainer fee of $3,500 per committee on which such director serves as a member and each such member receives a meeting fee of $1,000 for each committee meeting attended. The chairperson of each committee receives an additional annual retainer fee of $1,500. For each joint meeting of MONY Group’s Board and MONY Life’s Board (or committees), non-employee directors receive only one meeting fee and also only one annual Committee or Chairperson retainer fee. Non-employee directors may defer all or part of their compensation as directors until retirement from the Board.

Restricted Stock Grants.    Pursuant to the Plan of Reorganization of MONY Life (the “Plan of Reorganization”), the Board of Directors may grant restricted MONY Group common stock to non-employee directors. The purpose of these grants is to provide stock-based compensation to non-employee directors in order to encourage a high level of director performance and to provide non-employee directors with a proprietary interest in MONY Group’s success. Each non-employee director received a grant of 593 shares of restricted MONY Group common stock in 2003 pursuant to the Plan of Reorganization.

The Board of Directors has discretion in determining the number of shares subject to each grant of restricted stock, provided that the fair market value (valued on the date of grant) of all shares granted to each non-employee director during any calendar year does not exceed the lesser of (i) one-half of the directors’ fees earned by such non-employee director for the immediately preceding calendar year and (ii) $15,000, rounded upward to the nearest whole share. Grants of restricted stock must be in lieu of cash payment of directors’ fees equal in amount to the fair market value of the restricted stock granted. Each grant of restricted stock vests, based on the continued service of the grantee on the Board of Directors, in three approximately equal installments on each of the first three anniversaries on the date of grant thereof. In the event of the termination of the service on the Board of a grantee by reason of disability or death, any restricted stock previously granted to such grantee will continue to vest as if the grantee’s service had not terminated. In the event of termination of service on the Board of Directors of a grantee for any reason other than disability or death, any unvested restricted stock will be forfeited.

Stock Option Grants.    In July 2002, each non-employee director was granted a non-qualified stock option to acquire 5,000 shares of MONY Group common stock at an exercise price of $29.70 per share. These options vest in three equal yearly installments on December 31, 2003, 2004 and 2005 and expire on July 30, 2012.

Deferred Compensation.    Under deferred compensation agreements entered into with certain non-employee directors of MONY Life, these directors have elected to defer receipt of all or part of their annual retainer and meeting fees that are otherwise payable in cash. A director’s account is credited with the amount of directors’ fees that are deferred over time and with deemed earnings based upon the election of the director from among several investment options. The directors are eligible for payment of their accounts upon their retirement or other termination of service from the board of directors, payable at the election of the director in either a lump-sum or in monthly installments, generally over one to five years.

Charitable Awards and Life Insurance Programs for Non-Employee Directors.    MONY Life maintains the MONY Life Charitable Awards Program for its non-employee directors. Under this program, MONY Life will make a charitable donation in the name of each non-employee director to the charitable organizations and/or educational institutions designated by the director. The maximum donation payable on behalf of each director is $500,000, based on that director’s length of service. Under the program, eligible directors are paired to the extent practicable. Donations are at the death of the last survivor of each pair but, as to the first to die of the pair, no later than five years after his or her death. If a director is not paired, the donation is made no later than five years after his or her death. In most cases, the program is funded by life insurance policies that are issued and owned by MONY Life. During 2003, MONY Life paid $276,007 in annual premiums on these insurance policies.

In addition, under a retirement policy for directors of MONY Life, each non-employee director who retires after attaining the age of 70 or over will be provided for his or her lifetime with term life insurance coverage with a $40,000 death benefit, the beneficiary of which is designated by the director. The aggregate annual revenue cost paid by MONY Life during 2003, for all coverage under this program was $4,528.

Additional Non-Employee Director Compensation Information. Additional compensation information regarding the MONY Group’s non-employee directors associated with the merger contemplated by the AXA Agreement is included in the definitive proxy statement filed with the SEC under Schedule 14A (Amendment No. 3) on April 12, 2004. The information contained in such definitive proxy statement under the caption “The Merger—Interests of MONY’s Directors and Executive Officers in the Merger—Nonemployee Directors” is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

Messrs. Durham, Holland, Johnson and Thomas served on the MONY Group’s Compensation Committee during 2003. There are no instances of compensation committee interlocks or insider participation required to be disclosed under this item.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 8, 2004, concerning the beneficial ownership of MONY Group common stock by (i) directors of MONY Group, (ii) MONY Group’s Chief Executive Officer and MONY Group’s four other most highly compensated executive officers as of December 31, 2003 (the “named executive officers”) and (iii) all directors and executive officers as a group. Unless otherwise indicated in a footnote, each person listed in the table possesses sole voting and investment power with respect to the shares shown in the table to be owned by that person. On April 8, 2004, MONY Group had 50,129,740 shares of common stock issued and outstanding.

As of April 8, 2004, the directors and named executive officers of MONY:

•	owned beneficially, directly or indirectly, the number of shares of MONY Group common stock indicated under “Shares Beneficially Owned” and

•	held options, exercisable within 60 days after that date, to purchase the number of shares of MONY Group common stock indicated in the applicable footnotes below.

As of April 8, 2004, (i) each director and each named executive officer beneficially owned less than one percent of MONY Group’s issued and outstanding common stock and (ii) all directors and executive officers as a group beneficially owned 3.1% of MONY Group’s issued and outstanding common stock.

Name of Beneficial Owner	Total Number of Shares Beneficially Owned(1)
Tom H. Barrett	3,677	(2)
David L. Call	4,027	(2)(3)
Richard Daddario	143,514	(4)
G. Robert Durham	3,754	(2)
Margaret M. Foran	1,000
Samuel J. Foti	287,121	(5)
Robert Holland, Jr.	3,844	(2)(6)
James L. Johnson	3,700	(2)
Frederick W. Kanner	5,147	(7)
Robert R. Kiley	3,677	(2)
Kenneth M. Levine	143,181	(8)
Jane C. Pfeiffer	4,688	(2)
Michael I. Roth	406,954	(9)
Thomas C. Theobald	3,743	(2)
David M. Thomas	2,293	(10)
Victor Ugolyn	60,937	(11)
All directors and executive officers as a group (26 persons)	1,580,541	(12)

(1)	Includes shares of MONY Group common stock attributable to interests held by individuals in the trust maintained under the Investment Plan Supplement for Employees and Field Underwriters of MONY Life Insurance Company and, where applicable, the Advest Thrift Plan, as determined by the plan administrators as of a recent date. Excludes interests in units equivalent to shares of MONY Group common stock that may be held by individuals under either the Excess Plan or the Deferred Compensation Plan for Directors of MONY Life Insurance Company.

(2)	Includes (i) 550 restricted shares granted on January 11, 2000, (ii) 418 restricted shares granted on January 17, 2001, (iii) 416 restricted shares granted on January 16, 2002, (iv) 593 restricted shares granted on January 15, 2003 and (v) 1,700 shares subject to options exercisable within 60 days after April 8, 2004.

(3)	Includes 250 shares owned in an IRA by Mr. Call’s spouse.

(4)	Includes (i) 21,473 restricted shares subject to certain vesting and forfeiture provisions, (ii) 117,000 shares subject to options exercisable within 60 days after April 8, 2004, (iii) 3,957 shares attributable to Mr. Daddario’s interest in the Investment Plan Supplement and (iv) 77 shares owned by Mr. Daddario’s spouse. Mr. Daddario disclaims beneficial ownership of the shares owned by his spouse.

(5)	Includes (i) 53,279 restricted shares subject to certain vesting and forfeiture provisions, (ii) 224,900 shares subject to options exercisable within 60 days after April 8, 2004, (iii) 8,355 shares attributable to Mr. Foti’s interest in the Investment Plan Supplement and (iv) 165 shares owned by Mr. Foti’s spouse. Mr. Foti disclaims beneficial ownership of the shares owned by his spouse.

(6)	Includes 7 shares owned by WorkPlace Integrators. Mr. Holland previously owned WorkPlace Integrators.

(7)	Includes (i) 418 restricted shares granted on January 17, 2001, (ii) 416 restricted shares granted on January 16, 2002, (iii) 593 restricted shares granted on January 15, 2003 and (iv) 1,700 shares subject to options exercisable within 60 days after April 8, 2004.

(8)	Includes (i) 20,803 restricted shares subject to certain vesting and forfeiture provisions, (ii) 117,000 shares subject to options exercisable within 60 days after April 8, 2004 and (iii) 4,221 shares attributable to Mr. Levine’s interest in the Investment Plan Supplement.

(9)	Includes (i) 66,870 restricted shares subject to certain vesting and forfeiture provisions, (ii) 337,000 shares subject to options exercisable within 60 days after April 8, 2004, (iii) 2,649 shares attributable to Mr. Roth’s interest in the Investment Plan Supplement and (iv) 428 shares owned by the Michael I. Roth Irrevocable Trust, an irrevocable life insurance trust of which Mr. Roth’s three children are beneficiaries. Mr. Roth disclaims beneficial ownership of the shares owned by the trust.

(10)	Consists of (i) 593 restricted shares granted on January 15, 2003 and (ii) 1,700 shares subject to options exercisable within 60 days after April 8, 2004.

(11)	Includes (i) 14,006 restricted shares subject to certain vesting and forfeiture provisions, (ii) 43,700 shares subject to options exercisable within 60 days after April 8, 2004 and (iii) 3,195 shares attributable to Mr. Ugolyn’s interest in the Investment Plan Supplement.

(12)	Includes 3,987 shares of common stock for which beneficial ownership is disclaimed by certain directors and executive officers.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about MONY Group’s common stock that may be issued upon the exercise of options, warrants and rights under all of MONY Group’s existing equity compensation plans as of December 31, 2003, including the 2002 Stock Option Plan, the Restricted Stock Ownership Plan, and the MONY Group 1998 Stock Incentive Plan (the “Stock Incentive Plan”).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected In the First Column)
Equity compensation plans approved by security holders	3,145,118	(1)	$22.81	2,854,882	(2)
Equity compensation plans not approved by security holders(3)	1,637,782		$31.58	340,241

Total	4,782,900		$25.81	3,195,123

(1)	Includes 2,377,875 options outstanding under the 2002 Stock Option Plan and 767,243 restricted shares outstanding under the Restricted Stock Ownership Plan.

(2)	Includes 2,622,125 shares remaining under the 2002 Stock Option Plan and 232,757 shares remaining under the Restricted Stock Ownership Plan.

(3)	All option shares outstanding or remaining unissued are under the Stock Incentive Plan, which was adopted by MONY Group’s Board of Directors on August 14, 1998. The Stock Incentive Plan provides for the grant of options (including non-qualified and incentive stock options). The maximum number of shares of MONY Group’s common stock that was issuable from November 16, 1998 to November 15, 2003 under the Stock Incentive Plan was 2,361,908 shares, subject only to certain adjustments approved by the New York Department of Insurance. Consistent with rules promulgated by the New York State Superintendent of Insurance, awards were granted by MONY Group after the first anniversary of the November 16, 1998 effective date of the Plan of Reorganization. The purpose of the Stock Incentive Plan is to enable MONY Group to attract and retain insurance agents and employees who will contribute to MONY Group’s long term success by enabling them to acquire an equity interest in MONY Group. During the last four fiscal years, grants under this Plan have been made to insurance agents and new employees only, and not to executive officers of MONY Group.

ITEM 13.	Certain Relationships and Related Transactions

Frederick W. Kanner, a director, is a member of the law firm of Dewey Ballantine LLP, which has provided, and is expected to continue to provide, legal advice and services to MONY Group.

ITEM 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the audit of MONY Group’s annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by PricewaterhouseCoopers during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	Year Ended December 31
	2003	2002
	($ in millions)
Audit Fees(1)	$2.5	$2.7
Audit-Related Fees(2)	0.8	0.2
Tax Fees(3)	0.5	0.1
All Other Fees(4)	0.2	2.8

Total	$4.0	$5.8

(1)	Audit Fees consist of the aggregate billed or to be billed by PricewaterhouseCoopers for professional services rendered for the audit of MONY Group’s annual financial statements, review of financial statements included in MONY Group’s Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

(2)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of MONY Group. The nature of the services performed includes fees related to the execution of audits and attest services not required by statute or regulations, due diligence related to mergers, acquisitions, and investments, and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers for tax compliance, tax advice, and tax planning.

(4)	All Other Fees consist principally of business planning strategy and anti-money laundering projects. The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of PricewaterhouseCoopers.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The engagement of PricewaterhouseCoopers for non-audit accounting and tax services performed for MONY Group is limited to those instances in which such services are considered integral to the audit services that it provides or in which there is another compelling rationale for utilizing its services. Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by PricewaterhouseCoopers require pre-approval by the Audit Committee. Such pre-approval may be given by the chairman of the Audit Committee, with notice to the full Audit Committee at its next meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on April 16, 2004.

THE MONY GROUP INC.

By:	/S/ RICHARD DADDARIO

Richard Daddario Executive Vice President and Chief Financial Officer

S-1

THE MONY GROUP INC.

Amendment No. 1 to Form 10-K

Listing of Exhibits

31.1	Certification of Michael I. Roth pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard Daddario pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002