Form 10-Q
period 2004-03-31
MONY GROUP INC
filed 2004-05-10
CIK 1069822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 3, 2004 there were 50,130,740 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	($ in millions)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$8,705.5	$8,464.2
Fixed maturity securities, trading	80.0	78.3
Trading account securities, at fair value	803.1	759.9
Equity securities available-for-sale, at fair value	257.2	257.3
Mortgage loans on real estate	1,896.4	1,782.4
Policy loans	1,175.5	1,180.0
Real estate held for investment	172.4	174.1
Other invested assets	136.1	102.5

	13,226.2	12,798.7
Cash and cash equivalents	388.6	544.3
Accrued investment income	200.4	205.8
Debt service coverage account (Note 1):
Sub-account OB	67.8	66.9
Sub-account CBB	2.0	7.5
Amounts due from reinsurers	594.7	605.0
Deferred policy acquisition costs	1,315.5	1,325.4
Other assets	858.0	913.3
Separate account assets	4,952.0	4,854.9

Total assets	$21,605.2	$21,321.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Future policy benefits	$8,043.2	$8,041.5
Policyholders’ account balances	3,333.6	3,265.8
Other policyholders’ liabilities	278.2	267.9
Amounts due to reinsurers	69.7	71.7
Securities sold, not yet purchased, at fair value	626.1	649.3
Accounts payable and other liabilities	1,011.1	918.7
Long term debt	876.4	876.4
Current federal income taxes payable	114.8	129.8
Deferred federal income taxes	202.8	154.6
Separate account liabilities	4,949.0	4,851.9

Total liabilities	19,504.9	19,227.6

Commitments and contingencies (Note 6)
Common stock, $0.01 par value; 400 million shares authorized; 53.9 and 53.8 million shares issued at March 31, 2004 and December 31, 2003, respectively; 50.1 and 49.5 million shares outstanding at March 31, 2004 and December 31, 2003, respectively	0.5	0.5
Capital in excess of par	1,834.3	1,832.6
Treasury stock at cost: 4.3 million shares at March 31, 2004 and December 31, 2003	(137.7)	(137.7)
Retained earnings	339.2	351.5
Accumulated other comprehensive income	67.6	51.8
Unamortized restricted stock compensation	(3.6)	(4.5)

Total shareholders’ equity	2,100.3	2,094.2

Total liabilities and shareholders’ equity	$21,605.2	$21,321.8

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the Three-month Periods Ended March 31, 2004 and 2003

	2004	2003
	($ in millions, except share data and per share amounts)
Revenues:
Premiums	$168.7	$166.8
Universal life and investment-type product policy fees	55.2	53.0
Net investment income	169.6	175.1
Net realized gains on investments	7.0	16.6
Retail brokerage and investment banking revenues	113.9	94.6
Other income	52.2	37.0

	566.6	543.1

Benefits and Expenses:
Benefits to policyholders	200.4	196.3
Interest credited to policyholders’ account balances	35.4	33.9
Amortization of deferred policy acquisition costs	32.5	31.0
Dividends to policyholders	52.2	61.9
Other operating costs and expenses	263.0	213.2

	583.5	536.3

(Loss)/income from continuing operations before income taxes and cumulative effect of a change in accounting principle	(16.9)	6.8
Income tax (benefit)/expense	(0.6)	1.5

(Loss)/income from continuing operations before cumulative effect of a change in accounting principle	(16.3)	5.3
Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $0.0 million and $1.2 million in 2004 and 2003, respectively.	—	2.3

Net (loss)/income before cumulative effect of a change in accounting principle	(16.3)	7.6
Cumulative effect on prior periods of the adoption of SOP 03-1, net of income tax expense of $2.2 million (Note 3)	4.0	—

Net (loss)/ income	(12.3)	7.6

Other comprehensive income/(loss), net	15.8	(3.9)

Comprehensive income	$3.5	$3.7

Per Share Data:
Basic (loss)/income per share from continuing operations before cumulative effect of a change in accounting principle	$(0.33)	$0.11

Basic income per share from discontinued operations	$—	$0.05

Basic net (loss)/income per share before cumulative effect of a change in accounting principle	$(0.33)	$0.16

Basic income per share from cumulative effect of a change in accounting principle	$0.08	$—

Basic net (loss)/income per share	$(0.25)	$0.16

Diluted (loss)/income per share from continuing operations before cumulative effect of a change in accounting principle	$(0.33)	$0.11

Diluted income per share from discontinued operations	$—	$0.05

Diluted net (loss)/income per share before cumulative effect of a change in accounting principle	$(0.33)	$0.16

Diluted income per share from cumulative effect of a change in accounting principle	$0.08	$—

Diluted net (loss)/income per share	$(0.25)	$0.16

Share Data:
Weighted-average shares used in basic per share calculation	50,121,814	46,961,194
Plus: incremental shares from assumed conversion of dilutive securities	—	23,816

Weighted-average shares used in diluted per share calculations	50,121,814	46,985,010

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three-month Period Ended March 31, 2004

	Common Stock	Capital In Excess Of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation	Total Shareholders’ Equity
	($ in millions)
Balance December 31, 2003	$0.5	$1,832.6	$(137.7)	$351.5	$51.8	$(4.5)	$2,094.2
Unamortized restricted stock compensation						0.9	0.9
Issuance of stock		1.7					1.7
Comprehensive income:
Net loss				(12.3)			(12.3)
Other comprehensive income(1)					15.8		15.8

Comprehensive income							3.5

Balance March 31, 2004	$0.5	$1,834.3	$(137.7)	$339.2	$67.6	$(3.6)	$2,100.3

(1)	Represents net unrealized gains/(losses) on investments net of the effect of unrealized gains on deferred policy acquisition cost, reclassification adjustments, and changes in minimum pension liability and taxes.

See accompanying notes to unaudited interim condensed consolidated financial statements.

THE MONY GROUP INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-month Periods Ended March 31, 2004 and 2003

	2004	2003
	($ in millions)
Net cash (used in)/provided by operating activities	$(37.9)	$39.8
Cash flows from investing activities:
Sales, maturities or repayment of:
Fixed maturity securities	314.8	586.4
Equity securities	10.6	15.0
Mortgage loans on real estate	46.7	133.2
Policy loans, net	4.5	8.5
Other invested assets	21.4	23.2
Disposition of subsidiary, net of cash received	0.4	—
Acquisitions of investments:
Fixed maturity securities	(377.6)	(703.6)
Equity securities	(10.3)	(10.7)
Mortgage loans on real estate	(160.9)	(83.3)
Property, plant and equipment, net	(6.0)	(4.6)
Other, net	(30.3)	(17.0)

Net cash used in investing activities	$(186.7)	$(52.9)

Cash flows from financing activities:
Funding of debt service coverage account	4.7	5.0
Receipts from annuity and universal life policies credited to policyholders’ account balances(1)	290.2	283.6
Return of policyholder account balances on annuity and universal life policies(1)	(227.7)	(172.8)
Issuance of common stock	1.7	—

Net cash provided by financing activities	68.9	115.8

Net (decrease)/increase in cash and cash equivalents	(155.7)	102.7
Cash and cash equivalents, beginning of period	544.3	378.5

Cash and cash equivalents, end of period	$388.6	$481.2

(1)	Includes exchanges to a new FPVA product series.

See accompanying notes to unaudited interim condensed consolidated financial statements

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business:

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life Insurance Company, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the three-month period ended March 31, 2004, Retail distribution accounted for approximately 13.9% and 36.4% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues, while Wholesale distribution accounted for 86.1% and 63.6% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

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

On February 27, 2002, MONY Group formed MONY Holdings, LLC (“MONY Holdings”) as a downstream, wholly owned, holding company of the MONY Group. MONY Group formed MONY Holdings for the purpose of issuing debt tied to the performance of the Closed Block Business within MONY Life (see Note 9). On April 30, 2002 MONY Holdings commenced its operations and, through a structured financing tied to the performance of the Closed Block Business within MONY Life, issued $300.0 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. In addition, MONY Group, pursuant to the terms of

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the structured financing, transferred all of its ownership interest in MONY Life to MONY Holdings. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

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

2. Proposed Merger with AXA Financial, Inc.:

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co. (“AIMA”), which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. See Note 6 for further information regarding the pending merger transaction.

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During December 2003, AXA Financial acquired warrants to purchase MONY Group common shares from certain affiliates of Goldman Sachs & Co. (the “Investors”) which, in the aggregate, provided for the purchase of 4.4% of MONY Group’s fully diluted common shares outstanding as of December 31, 2003 for cash consideration of $23.50 per share. Concurrently therewith, AXA Financial exercised the warrants resulting in the payment to the MONY Group by AXA Financial of the exercise price, which aggregated approximately $52.4 million, and the issuance by MONY Group of 2,228,574 common shares to AXA Financial. In December 1997, MONY Group issued warrants (the “Goldman Warrants”) to the Investors in connection with an investment in the Mutual Life Insurance Company of New York in contemplation of its demutualization and the initial public offering of the MONY Group, which was fully disclosed in the Company’s filing on Form S-1 with the Securities and Exchange Commission (the “SEC”). Such warrants provided for the purchase of MONY Group common shares equal to 7.0% of MONY Group’s fully diluted common shares outstanding as of December 24, 1998. As a result of their sale to AXA Financial, at March 31, 2004 the Investors held warrants for the purchase of 1,303,690 of MONY Group’s common shares outstanding as of such date. As of March 31, 2004, there were no warrants other than the Goldman Warrants outstanding for the purchase of MONY Group’s common shares.

The MONY Group incurred merger related expenses totaling $21.2 million for the quarter ended March 31, 2004 in connection with its pending merger with AXA Financial. These expenses, consisting primarily of legal and consulting fees, are reflected under the caption “other operating costs and expenses” in the Company’s statement of income and comprehensive income.

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

Stock-Based Compensation

FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued in October 1995, prescribes accounting and reporting standards for employee stock-based compensation plans, as well as transactions in which an entity issues equity instruments to acquire goods or services from non-employees. However, for employee stock based compensation plans, SFAS 123 permits companies, at their election, to continue to apply the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which was issued and effective since 1972. SFAS 123 provides no similar election with respect to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. For companies electing to apply the accounting prescribed by APB 25 to their employee stock-based compensation plans, SFAS 123 requires that pro forma disclosure be made of net income and

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings per share as if the fair value accounting prescribed by SFAS 123 had been adopted. The Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the aforementioned pro forma disclosures. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees. See Note 10 for further discussion of the Company’s stock based compensation plans.

The following table reflects the effect on the net (loss)/income and the net (loss)/income per share of the Company as if the accounting prescribed by SFAS 123 had been applied to the options granted to employees and outstanding as at March 31, 2004 and December 31, 2003:

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions except per share amounts)
Net (loss)/income, as reported	$(12.3)	$7.6
Less: Total stock-based employee compensation determined under the fair value method of accounting, net of tax	1.6	2.1

Pro forma net (loss)/income	$(13.9)	$5.5

Earnings per share:
Net (loss)/income per share, as reported
Basic	$(0.25)	$0.16
Diluted	$(0.25)	$0.16
Net (loss)/income per share, pro forma
Basic	$(0.28)	$0.12
Diluted	$(0.28)	$0.12

The fair value of each option outstanding is estimated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $20.90 to $44.25, dividend yields ranging from 1.02% to 2.37%, expected volatility ranging from 23.5% to 44.4%, and a range of interest rates from 3.3% to 6.7%. The fair value of options determined using the Black-Scholes pricing model ranged from $6.30 to $18.92 per share at March 31, 2004.

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

New Accounting Pronouncements

On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance relating to (i)

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate account presentation, (ii) accounting for an insurance enterprise’s interest in separate accounts, (iii) gains and losses on the transfer of assets from the general account, (iv) liability valuation, (v) return based on a contractually referenced pool of assets or index, (vi) determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, (vii) accounting for contracts that contain death or other insurance benefit features, (viii) accounting for reinsurance and other similar contracts, (ix) accounting for annuitization benefits, (x) sales inducements to contract holders, and (xi) disclosures in the financial statements of an insurance enterprise regarding (a) separate account assets and liabilities, (b) the insurance enterprise’s accounting policy for sales inducements, and (c) the nature of the liabilities and methods and assumptions used in estimating any contract benefits recognized in excess of the account balance. The cumulative effect of the adoption of SOP 03-1, totaling $4.0 million or $0.08 per share, is shown as a one time credit to income in the Company’s income statement for the three-month period ended March 31, 2004. See Note 5 for the required disclosures pursuant to the adoption of SOP 03-1.

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

Products comprising the Protection Products segment primarily include a wide range of individual life insurance products, including: whole life, term life, universal life, variable universal life, corporate-owned life, last survivor whole life, last survivor universal life, last survivor variable universal life, group universal life and special-risk products. In addition, included in the Protection Products segment are: (i) the Closed Block assets and liabilities, as well as all the related revenues and expenses relating thereto (see Note 7) and (ii) disability income insurance products (which are 100% reinsured and no longer offered by the Company).

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

Set forth in the table below is certain financial information with respect to the Company’s operating segments as of March 31, 2004 and December 31 2003 and for each of the three-month periods ended March 31, 2004 and 2003, as well as amounts not allocated to the segments. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company evaluates the performance of each operating segment based on profit or loss from operations before income taxes and nonrecurring items (e.g. items of an unusual or infrequent nature). The Company does not allocate nonrecurring items to the segments. In addition, all segment revenues are from external customers.

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

Amounts reported as “reconciling amounts” in the table below primarily relate to: (i) contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings and (iv) merger related expenses totaling $21.2 million for the three-month period ended March 31, 2004, incurred in connection with MONY Group’s pending merger transaction with AXA Financial (see Note 2).

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Summary Financial Information

	For the Three-month Periods Ended March, 31,
	2004	2003
	($ in millions)
Premiums:
Protection Products	$163.3	$160.8
Accumulation Products	3.3	3.7
Other Products	2.1	2.3

	$168.7	$166.8

Universal life and investment-type product policy fees:
Protection Products	$43.6	$42.4
Accumulation Products	11.4	9.9
Other Products	0.2	0.7

	$55.2	$53.0

Net investment income and net realized gains (losses) on investments(3):
Protection Products	$143.3	$153.4
Accumulation Products	23.1	25.0
Retail brokerage and investment banking	0.1	—
Other Products	4.2	5.1
Reconciling amounts	5.9	11.7

	$176.6	$195.2

Other income:
Protection Products	$12.1	$3.1
Accumulation Products	30.0	22.1
Retail brokerage and investment banking(1)	116.6	98.6
Other Products	5.7	6.0
Reconciling amounts	1.7	1.8

	$166.1	$131.6

Amortization of deferred policy acquisition costs:
Protection Products	$28.0	$27.6
Accumulation Products	4.5	3.4

	$32.5	$31.0

Benefits to policyholders and interest credited to policyholders’ account balances:
Protection Products	$205.0	$197.7
Accumulation Products	22.2	25.1
Other Products	7.5	5.8
Reconciling amounts	1.1	1.6

	$235.8	$230.2

(Loss)/income before income taxes and cumulative effect of a change in accounting principle(3):
Protection Products	$8.7	$16.5
Accumulation Products	9.2	3.9
Retail Brokerage and Investment Banking	4.1	(1.1)
Other Products	(5.8)	(2.0)
Reconciling amounts	(33.1)	(7.0)

	$(16.9)	$10.3

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of March 31, 2004	As of December 31, 2003
	($ in millions)
Assets(2):
Protection Products	$13,121.5	$12,980.1
Accumulation Products	5,253.8	5,235.6
Retail Brokerage and Investment Banking	1,208.0	1,115.5
Other Products	904.6	781.8
Reconciling amounts	1,117.3	1,208.8

	$21,605.2	$21,321.8

Deferred policy acquisition costs:
Protection Products	$1,148.0	$1,153.4
Accumulation Products	167.5	172.0

	$1,315.5	$1,325.4

Future policy benefits:
Protection Products	$7,630.9	$7,626.3
Accumulation Products	205.8	207.7
Other Products	191.3	192.3
Reconciling amounts	15.2	15.2

	$8,043.2	$8,041.5

Unearned premiums:
Protection Products	$58.3	$58.2
Accumulation Products	—	—
Other Products	—	—
Reconciling amounts	—	—

	$58.3	$58.2

Policyholders’ balances and other policyholders’ liabilities:
Protection Products	$1,895.3	$1,831.0
Accumulation Products	1,505.9	1,491.3
Other Products	152.0	152.4
Reconciling amounts	0.3	0.8

	$3,553.5	$3,475.5

Separate account liabilities(2):
Protection Products	$876.0	$826.9
Accumulation Products	3,192.3	3,143.5
Other Products	288.4	302.3
Reconciling amounts	592.3	579.2

	$4,949.0	$4,851.9

(1)	Includes retail brokerage and investment banking revenues and other income.
(2)	Each segment includes separate account assets in an amount not less than the corresponding liability reported.
(3)	Amounts reported in 2003 include a gain of $3.5 million pre-tax from discontinued operations, of which $3.0 million, $0.4 million, and $0.1 million has been allocated to the Protection Products, Accumulation Products and Other Products segments, respectively.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of premiums and universal life and investment-type product policy fees by product for the three-month periods ended March 31, 2004 and 2003.

	Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Premiums:
Individual life	$163.2	$160.7
Group insurance	2.1	2.3
Disability income insurance	0.1	0.1
Other	3.3	3.7

Total	$168.7	$166.8

Universal life and investment-type product policy fees:
Universal life	$20.2	$18.2
Variable universal life	20.8	21.9
Group universal life	2.6	2.3
Individual variable annuities	11.4	9.9
Individual fixed annuities	0.2	0.7

Total	$55.2	$53.0

5. Variable Contracts:

The Company, through its separate accounts, provides life insurance and annuity products that guarantee certain benefits to the contract holder. There are three types of variable annuity contracts offered through the Company’s separate accounts where the Company contractually guarantees to the contract holder either (a) a guaranteed minimum death benefit (“GMDB”) where, in the event of death, the contract holder will receive a return of no less than total deposits made to the contract adjusted for any partial withdrawals, as long as the contract is in force, (b) a guaranteed return of total deposits made to the contract adjusted for any partial withdrawals plus a minimum return subject to a certain preset maximum amount, or (c) the highest contract value on a specified anniversary date adjusted for any withdrawals made after the contract anniversary date. These guarantees include benefits that are payable in the event of death or annuitization. The Company also issues variable universal life insurance contracts through its separate accounts that include an optional feature which guarantees the continuation of the contract and the payment of death benefits if the sum of actual premiums paid exceeds the required minimum premiums during a specified period (“GMDB VUL”). There were no gains or losses relating to these contracts on transfers of assets from the general account to the separate account for the three-month periods ended March 31, 2004 and 2003.

The assets supporting the variable portion of variable universal life contracts, traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative and other services are included in revenue, and changes in liabilities for minimum guarantees are included in policyholder benefits in the Company’s statement of income and comprehensive income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Company’s statement of income and comprehensive income.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore the amounts listed are not mutually exclusive. For guaranteed amounts in the event of death, the net amount at risk is defined as the current GMDB in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is the difference between the annuitization fund value and the contractual fund value.

The following tables present certain information as of March 31, 2004 and December 31, 2003 with respect to the amounts at risk relating to the guarantees on the Company’s variable contracts.

Return of Net Deposits

	As of March 31, 2004	As of December 31, 2003
	($ in millions, except average attained age of contract holders)
In the event of death
Account value	$3,825.0	$3,780.1
Net amount at risk	380.1	418.1
Net amount at risk net of reinsurance	380.1	418.1
Average attained age of contract holders	60	60

Return of Net Deposits Plus a Minimum Return

	As of March 31, 2004	As of December 31, 2003
	($ in millions, except percentage amounts, average attained age of contract holders, and remaining period to annuitization)
In the event of death
Account value	$157.4	$135.8
Net amount at risk	1.5	1.4
Net amount at risk net of reinsurance	0.4	0.3
Average attained age of contract holders	59	59
Range of guaranteed minimum return rates	5.0%	5.0%
At annuitization
Account value	158.8	136.6
Net amount at risk(1)	1.5	1.4
Net amount at risk net of reinsurance(1)	—	—
Weighted average period remaining until expected annuitization	8 years	7 years
Range of guaranteed minimum return rates	5.0%	5.0%

(1)	The majority of this amount at risk is already included in the amount at risk on the return of net deposits.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Highest Specified Anniversary Account Value Adjusted for Withdrawals Post Anniversary

	As of March 31, 2004	As of December 31, 2003
	($ in millions, except average attained age of contract holders)
In the event of death
Account value	2,456.2	$2,409.9
Net amount at risk(1)	66.9	67.0
Net amount at risk net of reinsurance(1)	59.0	59.1
Average attained age of contract holders	60	60

(1)	The majority of this amount at risk is already included in the amount at risk on the return of net deposits.

The following table sets forth the assets under management for contracts with guarantees that were invested in variable separate accounts as at March 31, 2004 and December 31, 2003:

	As of March 31, 2004	As of December 31, 2003
	($ in millions)
U.S. Treasury securities and obligations of U.S. government corporations and agencies including other liquid assets(1)	$12.7	$12.5

Equity Securities (including mutual funds):

Variable Life products containing equity securities including mutual funds(2)	12.2	12.0

Variable Annuity products containing equity securities including mutual funds(3):
Equity Fund	2,411.3	2,356.1
Bond Fund	518.7	505.6
Money Market Fund	167.8	187.3
Balanced Fund	79.6	80.3

Total variable annuities	3,177.4	3,129.3

Total variable contract assets under management	$3,202.3	$3,153.8

(1)	The product contains a guaranteed floor return.
(2)	The product contains Minimum Guaranteed Death Lifetime Lapse Protection Benefits.
(3)	The product contains Minimum Guaranteed Death and Income Benefits.

At March 31, 2004, the Company has established a reserve of approximately $2.0 million related to its variable contract guarantees. This reserve is calculated based upon the following assumptions:

Variable Annuity Products:

•	The data used was 1,000 stochastically generated investment performance scenarios;

•	The mean investment performance assumption was 10% for the first 5 projection years and 8% thereafter;

•	The volatility assumption was 15%;

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The mortality was assumed to be 85% of the Annuity 2000 table;

•	The lapse rates vary by contract type and duration, with an average close to 10%; and

•	The discount rate was 8%.

GMDB VUL:

•	The data used was 1,000 stochastically generated investment performance scenarios;

•	The mean investment performance assumption was 8%;

•	The volatility assumption was 15%;

•	The mortality was assumed to be from pricing;

•	The lapse rate was 3%; and

•	The discount rate was 4%.

The Company regularly evaluates the estimates and assumptions used, and if actual experience or other evidence suggests that earlier assumptions should be revised, adjusts the liability balance accordingly, with a related charge or credit to benefit expense, In addition, the calculation of the liability for Guaranteed Minimum Income Benefits assumes 10% of the potential annuitizations that would be beneficial to the contract holder will be elected.

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

On October 21, 1997, the New York State Supreme Court granted MONY Life’s and MLOA’s motion for summary judgment and dismissed all claims filed in the Goshen case against MONY Life and MLOA. On December 20, 1999, the New York State Court of Appeals affirmed the dismissal of all but one of the claims in the Goshen case (a claim under New York’s General Business Law), which has been remanded back to the New York State Supreme Court for further proceedings consistent with the opinion. The New York State Supreme Court subsequently reaffirmed that, for purposes of the remaining New York General Business Law claim, the class is now limited to New York purchasers only. On July 2, 2002, the New York Court of Appeals affirmed the New York State Supreme Court’s decision limiting the class to New York purchasers. In addition, the New York State Supreme Court has further held that the New York General Business Law claims of all class members whose claims accrued prior to November 29, 1992 are barred by the applicable statute of limitations. On September 25, 2002 in light of the New York Court of Appeals’ decision, MONY Life and MLOA filed a motion to decertify the class with respect to the sole remaining claim in the case. By orders dated April 16, and May 6, 2003, the New York State Supreme Court denied preliminarily the motion for decertification, but held the issue of decertification in abeyance pending appeals by plaintiffs in related cases and a hearing on whether the present class, or a modified class, can satisfy the requirements of the class action statute in New York. MONY Life and MLOA have appealed from the denial of their motion for decertification, which appeal is presently pending in the Appellate Division, First Department. MONY Life and MLOA intend to defend themselves vigorously the sole remaining claim. There can be no assurance, however, that the present litigation relating to sales practices will not have a material adverse effect on them.

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

By order dated November 4, 2003, Vice Chancellor Stephen P. Lamb, to whom the cases had been assigned, consolidated all ten actions under the caption In re The MONY Group Inc., Shareholders Litigation, Consolidated C.A. No. 20554-NC, and ordered plaintiffs to file a consolidated amended complaint. On or about November 5, 2003, plaintiffs filed a Consolidated Class Action Complaint on behalf of a putative class consisting of all MONY Group stockholders, excluding the defendants and their affiliates. The consolidated complaint alleges that the $31.00 cash price per share to be paid to MONY Group stockholders in connection with the proposed merger is inadequate and that MONY Group’s directors breached their fiduciary duties in negotiating and

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approving the merger agreement by, among other things, (i) failing to maximize stockholder value, (ii) improperly diverting merger consideration from MONY Group’s stockholders to MONY Group’s management by amending and extending management’s CIC agreements, (iii) failing to comply with Delaware law in determining the “fair value” of MONY Group’s stock and (iv) disseminating incomplete and inaccurate information regarding the proposed merger. The consolidated amended complaint alleges that AXA Financial and AIMA aided and abetted the alleged breaches of fiduciary duty by MONY Group and its directors. The complaint seeks various forms of relief, including damages and injunctive relief that would, if granted in its entirety, prevent completion of the merger. Defendants served and filed their answers to the consolidated amended complaint on December 29, 2003.

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

On January 16, 2004, after the filing and mailing of the definitive proxy statement on January 8, 2004, plaintiffs sought and were granted leave to further amend their complaint to include additional allegations relating to the accuracy and/or completeness of information provided by MONY Group in such proxy statement. Thereafter, plaintiffs requested a hearing on their motion for a preliminary injunction to enjoin the stockholder vote which had been scheduled to occur at the special meeting on February 24, 2004. A hearing on plaintiffs’ motion for a preliminary injunction was held on February 13, 2004. By order dated March 1, 2004, and an opinion released on February 17, 2004, Vice Chancellor Lamb granted plaintiffs’ motion to the limited extent of enjoining MONY Group from taking any action in furtherance of the stockholder vote until MONY Group provides supplemental disclosure to its stockholders relating to the amount of the benefits that the MONY Group executives would receive under the CIC agreements relative to the 18 other transactions as to which the independent directors and their advisors had been provided information by E&Y. This proxy statement contains those disclosures on pages 28 to 30. Vice Chancellor Lamb otherwise rejected plaintiffs’ arguments in support of an injunction based on the directors’ purported breach of fiduciary duty, the associated aiding and abetting claims and plaintiffs’ other disclosure claims.

On March 9, 2004, plaintiffs filed a second amended complaint which included, among other things, allegations that (i) the MONY Group board of directors’ decision to reschedule the special meeting and set a new record date reflects an attempt by MONY to manipulate the vote by disenfranchising its long-term stockholders, (ii) MONY Group selectively communicated its intent to change the record date to certain investors so as to enable them to acquire voting power prior to the public announcement of the new record date, (iii) the press release issued in connection with the board’s decision to reschedule the meeting and record dates was materially false and misleading in that it failed to disclose and/or misrepresented the manipulation of the voting process and the true reason for the changing of such dates and (iv) the rescheduling of the meeting and record dates constitutes a breach of fiduciary duty by the MONY Group defendants. The second amended complaint seeks an order directing that MONY Group reinstate the record date of January 2, 2004 or, alternatively, denying voting power with respect to MONY Group shares allegedly purchased with knowledge of the prospect of a new record

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date. Plaintiffs thereafter moved for a second preliminary injunction seeking, among other things, to prohibit MONY Group from voting proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting that are not subsequently revoked and to require all stockholders of record as of April 8, 2004 to submit new proxies. A hearing on plaintiffs’ second motion for a preliminary injunction motion was held on April 6, 2004. By opinion released on April 9, 2004, Vice Chancellor Lamb (i) denied plaintiffs’ motion for a preliminary injunction in its entirety, (ii) held that the MONY Group board’s determination to change the record date from January 2, 2004 to April 8, 2004 was a valid exercise of the board’s judgment and (iii) entered summary judgment in favor of MONY Group with respect to the legal validity of voting at the May 18, 2004 meeting unrevoked proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting date. Vice Chancellor Lamb noted that there was no factual record to evaluate plaintiffs’ equitable claims against the validity of voting at the May 18, 2004 meeting unrevoked proxies previously submitted by MONY Group stockholders in connection with the February 24, 2004 meeting date and that he therefore was not ruling on those claims.

(iii) On February 3, 2004, MONY Group commenced an action in the United States District Court for the Southern District of New York, entitled The MONY Group Inc. v. Highfields Capital Management LP, Longleaf Partners Small-Cap Fund and Southeastern Asset Management, No. 04 Civ. 00916. MONY Group’s complaint alleges, among other things, that: (i) the furnishing by defendants, in solicitation materials sent to MONY Group’s stockholders, of a duplicate copy of MONY Group’s proxy voting card, without first filing a proxy statement and making the requisite disclosures in connection therewith, violates the federal proxy rules; (ii) certain of defendants’ solicitation materials contained false and misleading statements; and (iii) the defendants are acting as members of a “group” under Section 13(d) of the Securities Exchange Act and the rules promulgated thereunder in opposing the proposed merger, requiring the defendants to make certain securities filings and disclosures regarding their holdings, plans and intentions before engaging in a solicitation of MONY Group’s stockholders.

Based on the first of these allegations, on February 3, 2004, Judge Loretta Preska granted MONY Group’s request for a temporary restraining order and prohibited defendants from enclosing any proxy voting card, including a duplicate copy of MONY Group’s proxy voting card, in their solicitation materials, pending a determination on whether a preliminary injunction should be issued. By order dated February 11, 2004, Judge Richard Holwell denied MONY Group’s motion for a preliminary injunction and dissolved the temporary restraining order. Later that day, MONY Group filed a notice of appeal from Judge Holwell’s order and made an emergency application to the United States Court of Appeals for the Second Circuit, seeking an expedited appeal from the denial of the preliminary injunction, as well as stay of Judge Holwell’s order dissolving the temporary restraining order or a preliminary injunction pending appeal. A single judge of the Second Circuit denied MONY Group’s request for a stay or injunction pending appeal, but the Court subsequently granted MONY Group’s motion for an expedited appeal. On February 20, 2004, defendants Southeastern Asset Management and Longleaf Partners Small-Cap Fund served a joint answer to the complaint. On February 25, 2004, defendant Highfields Capital Management LP also served an answer to the complaint.

On April 1, 2004, the Second Circuit reversed the District Court’s denial of MONY Group’s motion for a preliminary injunction and ordered the District Court to enter a preliminary injunction. On April 2, 2004, the District Court signed a preliminary injunction prohibiting the defendants from furnishing any duplicate or reproduction of MONY Group’s proxy voting cards to MONY Group shareholders in connection with any solicitation in respect of the merger under the applicable provisions of the federal proxy rules without first complying with SEC disclosure requirements, including filing a proxy statement.

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

(vi) Recently, there has been a significant increase in federal and state regulatory activity in the financial services industry relating to numerous issues, including market timing and late trading of mutual fund and variable insurance products. The Company, like many others in the financial services industry, has received requests for information from the SEC and the National Association of Securities Dealers (“NASD”) seeking documentation and other information relating to these issues. In addition, the SEC is currently conducting an on-site examination of the Company’s variable annuities separate account. The Company has been responding to these requests and continues to cooperate fully with the regulators.

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

(viii) At March 31, 2004, the Company had commitments to fund the following: $87.0 million of equity partnership investments, a $32.7 million private fixed maturity security with interest rates ranging from 5.0% to 5.8%, $5.9 million of fixed rate agricultural loans with periodic interest rate reset dates with initial rates ranging from 5.4% to 6.2% and $99.6 million of fixed and floating rate commercial mortgages with interest rates ranging from 3.6% to 8.0%.

(iv) MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million. This facility was renewed in July 2003, with the next renewal date scheduled for July 2004. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program. In accordance with specified covenants of the facility, MONY Life is required to maintain a tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain a debt to capitalization ratio not to exceed 40% and cash and cash equivalents on a separate company basis equal to the greater of $75.0 million or one and one half years of debt service. As of March 31, 2004, MONY Group was in compliance with each of the covenants. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of March 31, 2004 and December 31, 2003. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

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

The following tables set forth certain summarized financial information relating to the Closed Block, as of and for the periods indicated:

	As of March 31, 2004	As of December 31, 2003
	($ in millions)
Assets:
Fixed Maturity Securities:
Available for sale, at estimated fair value (amortized cost; $4,135.1 and $4,087.4, respectively)	$4,476.9	$4,348.9
Mortgage loans on real estate	601.4	593.6
Real estate	10.6	10.7
Other invested assets	17.3	9.8
Policy loans	1,072.2	1,078.0
Cash and cash equivalents	29.6	33.6
Premiums receivable	5.6	9.7
Deferred policy acquisition costs	348.1	368.8
Other assets	205.9	206.9

Total Closed Block assets	$6,767.6	$6,660.0

Liabilities:
Future policy benefits	$6,919.3	$6,930.9
Policyholders’ account balances	288.8	290.2
Other policyholders’ liabilities	149.4	140.9
Other liabilities	438.4	326.9

Total Closed Block liabilities	$7,795.9	$7,688.9

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Revenues:
Premiums	$107.4	$113.2
Net investment income	89.3	98.9
Net realized gains on investments	3.1	5.6
Other income	0.5	0.4

	200.3	218.1

Benefits and Expenses:
Benefits to policyholders	124.9	131.6
Interest credited to policyholders’ account balances	2.1	2.4
Amortization of deferred policy acquisition cost	10.9	8.8
Dividends to policyholders	50.6	60.7
Other operating costs and expenses	1.2	1.4

Total benefits and expenses	189.7	204.9

Contribution from the Closed Block	$10.6	$13.2

For the three-month period ended March 31, 2004 and 2003, there were $0.0 million and $2.5 million, respectively, in charges for other than temporary impairments on fixed maturity securities in the Closed Block with no net effect on the operations of the Company.

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

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth certain summarized financial information attributable to the OB and the CBB of MONY Holdings and its subsidiary, MONY Life, as of March 31, 2004 and December 31, 2003 and for the three-month period ended March 31, 2004:

	As of March 31, 2004
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available-for-sale, at fair value	$2,662.8	$5,977.1	$8,639.9
Fixed maturity securities, trading	80.0	—	80.0
Equity securities available-for-sale, at fair value	250.7	—	250.7
Mortgage loans on real restate	1,034.0	862.4	1,896.4
Real estate held for investment	161.8	10.6	172.4
Other invested assets	95.3	37.8	133.1
Policy loans	103.3	1,072.2	1,175.5
Debt service coverage account—OB	67.8	—	67.8
Debt service coverage account—CBB	—	2.0	2.0
Cash and cash equivalents	153.8	49.7	203.5
Accrued investment income	55.2	144.6	199.8
Amounts due from reinsurers	507.3	87.4	594.7
Deferred policy acquisition costs	967.4	348.1	1,315.5
Other assets	540.9	13.0	553.9
Separate account assets	4,952.0	—	4,952.0

Total assets	$11,632.3	$8,604.9	$20,237.2

Liabilities:
Future policy benefits	$1,123.9	$6,919.3	$8,043.2
Policyholders’ account balances	3,044.8	288.8	3,333.6
Other policyholders’ liabilities	128.7	149.5	278.2
Accounts payable and other liabilities	784.4	526.5	1,310.9
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,949.0	—	4,949.0

Total liabilities.	$10,247.7	$8,184.1	$18,431.8

(1)	Includes the assets and liabilities of MONY Holdings as of March 31, 2004.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2003
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Assets:
Fixed maturity securities available for sale, at fair value	$2,593.9	$5,806.7	$8,400.6
Fixed maturity securities, trading	74.0	—	74.0
Equity securities available for sale, at fair value	251.7	—	251.7
Mortgage loans on real restate	918.9	863.5	1,782.4
Real estate held for investment	163.4	10.7	174.1
Other invested assets	77.3	22.2	99.5
Policy loans	102.0	1,078.0	1,180.0
Debt service coverage account—OB	66.9	—	66.9
Debt service coverage account—CBB	—	7.5	7.5
Cash and cash equivalents	289.9	60.9	350.8
Accrued investment income	55.2	149.2	204.4
Amounts due from reinsurers	516.4	88.6	605.0
Deferred policy acquisition costs	956.6	368.8	1,325.4
Other assets	532.5	17.3	549.8
Separate account assets	4,854.9	—	4,854.9

Total assets	$11,453.6	$8,473.4	$19,927.0

Liabilities:
Future policy benefits	$1,110.6	$6,930.9	$8,041.5
Policyholders’ account balances	2,975.6	290.2	3,265.8
Other policyholders’ liabilities	127.0	140.9	267.9
Accounts payable and other liabilities	793.6	394.9	1,188.5
Long term debt	216.9	300.0	516.9
Separate account liabilities	4,851.9	—	4,851.9

Total liabilities.	$10,075.6	$8,056.9	$18,132.5

(1)	Includes the assets and liabilities of MONY Holdings as of December 31, 2003.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three-month Period Ended March 31, 2004
	Ongoing Business	Closed Block Business(1)	Total
	($ in millions)
Revenues:
Premiums	$61.3	$107.4	$168.7
Universal life and investment-type product policy fees	55.2	—	55.2
Net investment income	56.7	109.5	166.2
Net realized gains on investments	3.2	4.4	7.6
Other income	66.5	0.5	67.0

Total revenues	242.9	221.8	464.7

Benefits and Expenses:
Benefits to policyholders	75.5	124.9	200.4
Interest credited to policyholders’ account balances	33.3	2.1	35.4
Amortization of deferred policy acquisition cost	21.5	11.0	32.5
Dividends to policyholders	1.6	50.6	52.2
Other operating costs and expenses	111.7	27.0	138.7

Total benefits and expenses	243.6	215.6	459.2

Net (loss)/income from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(0.7)	$6.2	$5.5

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap, (ii) the net contribution to income from the Surplus and Related Assets, and (iii) the results of operations from the Closed Block.
(2)	Includes retail brokerage and investment banking revenues and other income.

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three-month Period Ended March 31, 2003
	Ongoing Business	Closed Block Business (1)	Total
	($ in millions)
Revenues:
Premiums	$53.6	$113.2	$166.8
Universal life and investment-type product policy fees	53.0	—	53.0
Net investment income	46.5	125.6	172.1
Net realized gains on investments	5.2	6.6	11.8
Other income	39.4	0.4	39.8

Total revenues	197.7	245.8	443.5

Benefits and Expenses:
Benefits to policyholders	64.8	131.5	196.3
Interest credited to policyholders’ account balances	31.5	2.4	33.9
Amortization of deferred policy acquisition cost	22.2	8.8	31.0
Dividends to policyholders	1.2	28.7	29.9
Other operating costs and expenses	87.7	60.7	148.4

Total benefits and expenses	207.4	232.1	439.5

Net (loss)/income from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(9.7)	$13.7	$4.0

(1)	Includes: (i) revenues and expenses associated with the DSCA, the Insured Notes, and the Swap, (ii) the net contribution to income from the Surplus and Related Assets, and (iii) the results of operations from the Closed Block.
(2)	Includes retail brokerage and investment banking revenues and other income.

The statutory surplus of MONY Life as of March 31, 2004 was $915.5 million, of which $410.4 million was attributable to the OB and $505.1 million was attributable to the CBB. The statutory net gain from operations of MONY Life for the three-month period ended March 31, 2004, was $1.6 million, of which $(12.7) million was attributable to the OB and $14.3 million was attributable to the CBB. The net gain from operations attributable to the CBB includes: (i) the net contribution to income from the Surplus and Related Assets, and (ii) the results of operations from the Closed Block.

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

In addition, pursuant to the note indenture, dividends to MONY Holdings from MONY Life are required to be allocated between the OB and the CBB. This allocation, while principally based on separately applying the

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NY Dividend Statute to the “policyholders’ surplus” and “net gain from operations” attributable to the OB and the CBB, is subject to certain adjustments described in the note indenture. The amount of the dividend attributable to the CBB is required to be deposited in the DSCA—Sub-account CBB. As described in the note indenture, the amount of the dividend deposited in the DSCA—Sub-account CBB will not generally be available for dividend to the MONY Group until all the obligations to pay principal, interest and other amounts on the Insured Notes are fully extinguished. Under limited circumstances, if the fair value of the DSCA exceeds amounts set forth in the note indenture, such excess can become available for dividend to the MONY Group. The amount of such dividend attributable to the Ongoing Business will generally be available to MONY Holdings to pay dividends to the MONY Group. Accordingly, where applicable, financial information presented herein has been segregated between amounts attributable to the OB and to the CBB to assist readers of the financial statements in evaluating the relative contributions to MONY Life’s dividend from the OB and the CBB, respectively. See Note 1 for additional information regarding the Insured Notes.

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

Pursuant to the 1998 SIP, options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant. In addition, one-third of each option granted pursuant to the 1998 SIP shall become exercisable on each of the first three anniversaries following the date such option is granted and will remain exercisable for a period not to exceed 10 years from the date of grant. As of March 31, 2004, options to acquire 2,414,138 common shares of the MONY Group had been issued under the 1998 SIP. Options to acquire 1,585,961 common shares remained outstanding as of March 31, 2004.

In May 2002, MONY Group’s shareholders approved the 2002 Stock Option Plan (the “2002 SOP”) and the allocation of 5,000,000 shares of MONY Group common stock for grants under that 2002 SOP Plan. Options granted under the plan may not be exercised, transferred or otherwise disposed of by the grantee prior to December 24, 2003, even if vested. Options granted under the 2002 SOP are NQSOs. Options may be granted at a price not less than 100% of the fair value of the Company’s common stock as determined on the date of grant, and vesting provisions are determined at the discretion of the board of directors. As of March 31, 2004, options to acquire 2,453,725 common shares of the MONY Group had been issued and 2,350,284 options were outstanding under the 2002 SOP. All options granted through March 31, 2004 under the 2002 SOP vest one-third ratably on the December 31st after each of the first three anniversaries following the date such option was granted, and will remain exercisable for a period not to exceed 10 years from the date of grant.

At the effective date of the initial grants of options pursuant to the 1998 SIP, the Company elected to apply the accounting prescribed by APB 25 to option grants to employees and, accordingly, make the required pro forma disclosures of net income and earnings per share as if the fair value accounting prescribed by SFAS 123

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had been adopted (see Note 3). Pursuant to the requirements of APB 25, the options granted by the Company under the 1998 SIP and the 2002 SOP to employees qualify as non-compensatory. Accordingly, the Company is not required to recognize any compensation expense with respect to such option grants. Based on the definition of an “employee” prescribed in the Internal Revenue Code, the Company’s career financial professionals do not qualify as employees. Accordingly, with respect to grants of options under both the SIP and the SOP to career financial professionals, the Company adopted the accounting provisions of SFAS 123. Pursuant to the guidance in SFAS 123 and related interpretations, vesting provisions attached to stock based compensation issued to non-employees constitute a performance based condition which requires variable plan accounting. Under variable plan accounting, the fair value of the option grant must be re-measured at the end of each accounting period, until the options are 100 percent vested. Accordingly, the compensation cost charged to expense during any particular accounting period represents the difference between the vested percentage of the fair value of the options at the end of the accounting period and the cumulative compensation cost charged to expense in prior periods. Compensation cost is determined based on the fair value of such options using a Black-Scholes option-pricing model (see below for further discussion regarding how fair value is determined). Such compensation cost is required to be recognized over the vesting period. The compensation expense related to options granted to career financial professionals varies with and primarily relates to the production of business and as such is recognized as a deferred policy acquisition cost (“DPAC”) and is amortized on a basis consistent with how earnings emerge from the underlying products that gave rise to such DPAC. There was no deferred expense relating to options granted to career financial professionals for the three-month periods ended March 31, 2004 and 2003, respectively.

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

In addition to the Plan, MONY Group issued approximately 111,987 shares of restricted stock in connection with the acquisition of Advest, of which approximately 5,142 shares remained restricted at March 31, 2004. These restricted shares are conditioned only on the expiration of a vesting period.

Furthermore, MONY Group has issued 20,913 shares of restricted stock to members of its board of directors. These restricted shares are conditioned only on the expiration of a vesting period. At March 31, 2004, 5,033 shares of such restricted stock remained restricted.

11. Reorganization and Other Charges:

During 2003, the Company recorded charges aggregating $5.8 million as part of the Company’s continuing initiative to enhance operating efficiency and effectively allocate resources. These charges consisted of: (i)

THE MONY GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance and related benefits of $1.1 million incurred in connection with the merger of MONY Asset Management, Inc.’s operations into Boston Advisors, a subsidiary of Advest, and the resulting termination of certain employees; (ii) losses from the abandonment of leased offices of $1.3 million; (iii) losses from the abandonment of leased space in the Company’s home office of $2.0 million; (iv) write-offs of unused furniture and equipment in certain abandoned agency offices of $1.3 million; and (iv) moving and alteration costs incurred in connection with the consolidation of leased space in the Company’s home office of $0.2 million The severance actions were substantially completed during the fourth quarter of 2003. The reserves established for the abandonment of leased agency offices and leased space in the Company’s home office are expected to run-off through 2008 and 2016, respectively. All of the charges recorded in 2003 represented “costs associated with exit or disposal activities” as described in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

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

Set forth below is certain information regarding the liability recorded in connection with the Company’s restructuring actions, as well as the changes therein during the three-month period ended March 31, 2004. Such liability is reflected in accounts payable and other liabilities on the Company’s consolidated balance sheet.

	December 31, 2003	Charges	Cash Payments	Change in Reserve Estimates	March 31, 2004
	($ in millions)
Restructuring Charges Liability:
Severance benefits	$0.9	$—	$(0.4)	$—	$0.5
Other reorganization charges	3.6	—	(1.0)	—	2.6

Total Restructuring Charges Liability	$4.5	$—	$(1.4)	$—	$3.1

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operations of the Company for the periods indicated. The discussion and analysis of the Company’s financial condition and results of operations presented below should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as MONY Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“MONY Group’s 2003 Annual Report”) not included herein.

Organization and Business

The MONY Group Inc. (the “MONY Group”), through its subsidiaries (MONY Group and its subsidiaries are collectively referred to herein as the “Company”), provides life insurance, annuities, corporate-owned and bank-owned life insurance (COLI and BOLI), mutual funds, securities brokerage, securities trading, asset management, business and estate planning, trust, and investment banking products and services. The Company distributes its products and services through Retail and Wholesale distribution channels. The Company’s Retail distribution channels are comprised of (i) the career agency sales force operated by its principal life insurance operating subsidiary and (ii) financial advisors and account executives of its securities broker dealer subsidiaries. The Company’s Wholesale channel is comprised of (i) MONY Partners, a division of MONY Life Insurance Company, (ii) independent third party insurance brokerage general agencies and securities broker dealers and (iii) its corporate marketing team which markets COLI and BOLI products. For the three-month period ended March 31, 2004, Retail distribution accounted for approximately 13.9% and 36.4% of sales of protection and accumulation products, respectively, and 100.0% of retail brokerage and investment banking revenues, while Wholesale distribution accounted for 86.1% and 63.6% of sales of protection and accumulation products, respectively. The Company principally sells its products in all 50 of the United States, the District of Columbia, the U.S. Virgin Islands, Guam and the Commonwealth of Puerto Rico, and currently insures or provides other financial products and services to more than one million individuals.

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

On September 17, 2003, MONY Group entered into an Agreement and Plan of Merger with AXA Financial, Inc. (“AXA Financial”) and AIMA Acquisition Co., which was subsequently amended on February 22, 2004 (hereafter referred to collectively as the “AXA Agreement”), pursuant to which MONY Group will become a wholly owned subsidiary of AXA Financial in a cash transaction valued at approximately $1.5 billion. Under the terms of the AXA Agreement, which has been approved by the boards of directors of AXA Financial and MONY Group, MONY Group’s shareholders will receive $31.00 for each share of MONY Group’s common stock. The acquisition contemplated by the AXA Agreement is subject to various regulatory approvals and other customary conditions, including the approval of MONY Group’s shareholders. A special meeting of MONY Group’s shareholders is scheduled for May 18, 2004 to vote on the proposed acquisition of MONY Group by AXA Financial. The transaction is expected to close in the second quarter of 2004. The MONY Group has announced that it will pay a cash dividend, which was determined in accordance with the AXA Agreement, of approximately $0.33 to $0.35 per share to shareholders who are record holders of the issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of the merger transaction with AXA Financial. However, the exact per share amount of the dividend will be determined by the total number of issued and outstanding shares of MONY Group’s common stock immediately prior to the effective time of the merger transaction with AXA Financial. This dividend is expressly conditioned on the closing of the merger transaction with AXA Financial. See Notes 2 and 6 to the Unaudited Interim Condensed Consolidated Financial Statements for further information regarding MONY Group’s pending merger transaction with AXA Financial.

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

Potential Forward Looking Risks Affecting Profitability

The results of operations of the Company’s businesses, particularly the businesses comprising its Accumulation Products segment and the businesses comprising its Retail Brokerage and Investment Banking segment, are highly sensitive to general economic and securities market conditions. Such conditions include the level of valuations in the securities markets, the level of interest rates, the level of retail securities trading volume, consumer sentiment and the consensus economic and securities market outlook. Set forth below is a discussion of certain matters that may adversely impact the Company’s results of operations in the event of worsening of economic and securities market conditions, as well as other matters that could adversely affect its future earnings.

If the Merger with AXA Financial Does Not Close for Any Reason, the Company’s Profits and Financial Condition Could Deteriorate Drastically

If a majority of the outstanding shares are not voted in favor of the proposed merger with AXA Financial or if the AXA Financial merger transaction does not close for any reason, both the profitability and the financial condition of the Company could suffer severely. In February, 2004, A.M. Best, Moody’s Investor Service, Standard & Poors and Fitch IBCA all lowered the Company’s ratings and/or their outlook on the Company’s ratings. It is likely that, in the event the proposed merger is not approved by MONY Group’s shareholders, the rating agencies would promptly further lower their ratings and/or their ratings outlook of MONY Group’s debt obligations and their financial strength ratings of its domestic insurance subsidiaries. This action could cause the Company either (a) to lose business to competitors, given that MONY Life’s distribution includes third-party channels with access to other, higher rated providers, or (b) to pay higher gross concessions to its distributors to maintain premium volume, resulting in lower profits. In addition, among other things, lower ratings could increase the rate of policy surrenders to MONY Life, thereby reducing revenue to a level that would require a write-down of deferred policy acquisition costs. A ratings downgrade could also undermine MONY Life’s relationships with its distributors and, thus, its attractiveness to third parties as an acquisition candidate. Further, such a downgrade could impair MONY Group’s ability to borrow money or to raise money by selling additional equity. This, in turn, could have a negative effect on the Company’s liquidity or the Company’s cost of capital.

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

At March 31, 2004 the carrying value of the Company’s DPAC was $1.3 billion. Approximately $166.7 million of this amount pertains to the Company’s annuity in force business. The profit margins from this business, over which the related DPAC is amortized, are particularly sensitive to changes in assumed investment returns and asset valuations. With respect to the investment return assumptions which underlie the amortization of the Company’s variable annuity DPAC, the accounting policy applied, which is referred to as the “reversion to the mean” method, assumes a rate of return over the life of the business of 8.0%. In applying this method, the future assumed rate of return assumption is adjusted based on actual returns to date so that the ultimate rate of return over the expected life of the business is always 8.0%. However, the Company’s policy is to never exceed a future rate of return assumption in excess of 10.0%. Accordingly, the ultimate rate of return over the life of such business may be less than 8.0%. In addition, in applying the “reversion to the mean” method the Company’s policy does not provide for a floor on the assumed future rate of return. Accordingly, actual returns to date sufficiently in excess of the ultimate assumed rate of return of 8.0% may result in a future rate of return assumption that could actually be negative.

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

The Company’s calculation of variable annuity product DPAC asset balances as of March 31, 2004 incorporated an asset growth assumption of 9.6% in 2004, gradually decreasing to 8.0% in 2013 and thereafter, for all funds underlying variable annuity products. This assumption is consistent with the “reversion to the mean” method described above. The assumption of future returns impacts the Company’s expectation of both future fee income and future expenses, including the cost of guaranteed minimum death benefits

•	The Company Might Have to Write-Off Goodwill. The carrying value of goodwill in the Company’s Retail Brokerage and Investment Banking segment was $188.9 million at March 31, 2004. Such goodwill was tested for impairment in the fourth quarter of 2003 in accordance with FASB Statement No. 142 Goodwill and Other Intangible Assets (“SFAS 142”). As a result of the testing, a $4.0 million charge related to the impairment of goodwill in the Company’s Matrix subsidiary was recorded in the fourth quarter of 2003. If securities market conditions worsen or if there is a prolonged downturn in retail securities trading volumes, the Company might conclude, in the future, that all or a portion of the remaining carrying value of goodwill is impaired and must be written off.

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

The Company makes investments in partnerships specializing in venture capital investing. The Company’s investments are in the form of limited partnership interests. The Company generally limits these investments to no more than 2.0% to 3.0% of its total invested assets. In accordance with GAAP, certain of the Company’s investments in these partnerships are accounted for under the equity method of accounting, while the balance of the portfolio is accounted for at estimated fair value with changes in fair value recorded in other comprehensive income. Generally, substantially all the Company’s partnership investments acquired before May 1995 are accounted for at fair value, while those acquired on or after May 1995 are accounted for under the equity method of accounting. Because the underlying partnerships are required under GAAP to mark their investment portfolios to market and report changes in such market value through their earnings, the Company’s earnings will reflect the pro rata share of such mark to market adjustment if the Company accounts for the partnership investment under the equity method. With respect to partnerships accounted for at fair value, there will be no impact on the Company’s earnings until: (i) the underlying investments held by the partnership are distributed to the Company by the partnership, or (ii) the underlying investments held by the partnership are sold by the partnership and the proceeds distributed to the Company, or (iii) an impairment of the Company’s investment in the partnership is determined to exist. Historically, venture capital investments have had a significant impact on the Company’s earnings. The Company’s future earnings from venture capital investments could be adversely affected when market valuations deteriorate, which could materially affect the Company’s results of operations and financial position. At March 31, 2004, the carrying value of the Company’s venture capital investments was $179.4 million, of which $81.1 million was accounted for under the equity method and $98.3 million was accounted for at fair value.

Declines in Securities Market Prices Could Increase the Company’s Liabilities and Expenses

Certain of the Company’s annuity products have contractual provisions which guarantee minimum death benefits. These provisions require the Company to pay the beneficiary any excess of the guaranteed minimum benefit over the fund value of the annuity contract in addition to the payment of the fund value. It is the Company’s practice to establish reserves for the payment of any guaranteed minimum death benefit claims on the basis of its outlook for mortality experience and the amount at risk on the annuity contracts. At March 31, 2004, the Company’s net amount at risk (or the aggregate amount by which the guaranteed values exceeded the fund values of the Company’s in force annuity contracts) totaled approximately $380.0 million. At March 31, 2004, the Company carried a reserve of approximately $1.1 million with respect to such claims. However, additional reserves for such claims may need to be established, particularly if there is a sustained deterioration in the securities markets. In addition, The American Institute of Certified Public Accountants (“AICPA”) has issued guidance concerning the establishment of such reserves. This guidance required the Company to change its methodology for determining the amount of reserves that should be established for such claims. The adoption on January 1, 2004 of the new guidance issued by the AICPA resulted in a decrease in such reserves of approximately $2.8 million from the reserve levels at December 31, 2003. Also, see Note 5 to the Unaudited Interim Condensed Consolidated Financial Statements for further discussion relating to the reserves established for such claims.

Declines in Securities Market Prices Could Decrease the Company’s Revenues

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

Events in 2004 Could Result in Significant Changes to Pension and Other Post-retirement Benefit Costs

•	As required under GAAP, both the expected rate of return assumption for 2004 on assets funding the Company’s pension liabilities and other post-retirement benefits and the discount rate used to determine those liabilities were established at December 31, 2003. The Company made these assumptions on the basis of historical returns on such assets, its outlook for future returns, the long-term outlook for such returns in the marketplace, and yields on high-quality corporate bonds. Due to the continuing decline in the market yield on high-quality corporate bonds, the Company lowered the discount rate assumption for 2004 to 6.125% from 6.625% in 2003, which will cause an increase in the Company’s net periodic expense in 2004 and thereafter. However, while the expected rate of return assumption for 2004 of 8.0% was not changed from that assumed in 2003, the fair value of plan assets grew more than anticipated during 2003, and accordingly, earnings on plan assets during 2004 attributable to such growth are expected to more than offset the increase in pension expense resulting from the use in 2004 of a lower discount rate assumption. Each 1% increment in the return on assets lowers the future expected annual GAAP expense for 2005 and later by approximately $700,000, while each 1% decrease in the discount rate adds approximately $9.6 million to annual expense.

•	While the market value of assets funding the Company’s tax-qualified defined benefit pension liabilities (“RISPE”) exceeded the Company’s tax-qualified defined benefit Accumulated Benefit Obligation (“ABO”) at December 31, 2003, any unfunded ABO at December 31, 2004 will either cause the Company to contribute assets to the pension plan in an amount sufficient to eliminate any unfunded ABO or, as required by GAAP, the Company will be required to charge to comprehensive income the full amount of any prepaid benefit cost at such date. At March 31, 2004, prepaid benefit costs aggregated $131.9 million. While management expects that, in the event of an underfunded position, it would make a contribution to the Company’s pension plan to avoid such a charge to comprehensive income, this will ultimately depend upon the total amount of any such underfunding, which largely is dependent upon the market values of assets backing the pension plan, and the ABO, at December 31, 2004. It should be noted that, in the event a company is required to charge its prepaid benefit cost asset to comprehensive income due to an underfunded position, in accordance with GAAP, a company may reestablish that asset if the market value of assets supporting the pension plan increases, the ABO decreases, and/or subsequent contributions increase plan assets to the level of the ABO.

The Company’s Expenses May Increase if it Chooses or Becomes Required to Adopt the Fair Value Recognition Provisions of SFAS No. 123 Accounting for Stock Based Compensation (“SFAS 123”) and Recognize Expense for the Issuance of Certain Employee Stock Based Compensation

Presently there is a significant debate within industry, the accounting profession and among securities analysts and regulators as to the propriety of the current generally accepted accounting practice provided in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion No. 25”), which provides for the application of the intrinsic value based method of accounting. For certain stock based compensation plans (including certain stock option plans), the guidance provided in Opinion No. 25 does not require companies to recognize compensation expense. Recently, certain companies, in response to this debate, have announced their intention to adopt the generally accepted accounting guidance prescribed under SFAS 123, which provides for the application of the fair value based method of accounting. In accordance with this method, all forms of employee stock-based compensation are measured at fair value at the date of grant and expensed over the requisite service or vesting period. If the Company chooses to adopt these provisions of SFAS 123 or if it becomes required to adopt such provisions as a result of action by the Financial Accounting Standards Board, the adoption will result in additional expense recognition in an amount that may be material to the Company’s results of operations.

Segments

The Company’s business is organized in three principal reportable segments: the “Protection Products” segment, the “Accumulation Products” segment, and the “Retail Brokerage and Investment Banking” segment. Substantially all of the Company’s other business activities are combined and reported in the “Other Products” segment. Certain amounts, which are not allocated to the segments, are reported as reconciling items. Reconciling items are principally comprised of: (i) revenues and expenses associated with contracts issued by MONY Life relating to its employee benefit plans, (ii) revenues and expenses of the MONY Group, (iii) revenues and expenses of MONY Holdings, (iv) certain charges associated with the Company’s reorganization activities—see Note 11 to the Unaudited Interim Condensed Consolidated Financial Statements, and (v) merger related expenses incurred in connection with the pending merger of MONY Group with AXA Financial—see Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements.

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

The interim financial data as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods.

The following is a discussion of the critical accounting policies that, in the Company’s view, require significant use of judgment. See Note 3 to the Consolidated Financial Statements included in MONY Group’s 2003 Annual Report for a complete description of the Company’s significant accounting policies.

Investments—

The Company records investments in fixed maturity securities and equity securities available for sale, trading securities and certain investments in venture capital partnerships at fair value in its consolidated balance sheet. In most cases, the Company determines fair values using quoted market prices. However, the valuation of certain investments, such as private placement fixed maturity securities, requires the use of assumptions and estimates related to interest rates, default rates and the timing of cash flows because quoted market prices are not available. At March 31, 2004, the carrying value of private placement fixed maturity securities was $3,056.2 million.

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

The Company records mortgage loans on real estate at their unpaid principal balances, net of valuation allowances. Valuation allowances are established for the excess of the carrying value of a mortgage loan over its estimated fair value when the loan is considered to be impaired. Mortgage loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the loan’s observable market price (if considered to be a practical expedient), or the fair value of the collateral if the loan is collateral dependent and if foreclosure of the loan is considered probable. In addition, the Company records an estimate for incurred but not reported defaults. The Company bases its estimate for incurred but not reported defaults on historical default rates and the current mortgage portfolio composition. The Company’s financial position and operating results are therefore sensitive to: (i) changes in the estimated cash flows from mortgages, (ii) the value of the collateral, and (iii) changes in the economic environment in general. At March 31, 2004 and December 31, 2003, the valuation allowance on these mortgage loans was $20.6 million and $20.0 million, respectively.

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

As discussed in Note 11 to the Unaudited Interim Condensed Consolidated Financial Statements, in each of the years in the three-year period ending December 31, 2003 the Company established reserves related to the reorganization of certain of its businesses. These reserves are primarily related to the estimated costs of employee terminations and related benefits, lease abandonments and other costs directly related to the Company’s reorganization plans and incremental to the Company’s normal operating costs. Although management does not expect significant changes to its reorganization plans, the actual costs related to these plans may differ from management’s estimates.

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

The Company’s assumption with respect to the future return on Plan assets is made by management after taking into consideration historic returns on such assets (generally the geometric annual rate of return over at least a ten year period), the actual mix of the Plan’s invested assets at the valuation date (which is assumed to be consistent in future periods), management’s outlook for future returns on such asset types, and the long-term outlook for such returns in the marketplace. At March 31, 2004, the Plan’s invested assets were comprised of the following:

	Fair Value As of March 31, 2004	Percentage of Total
	($ in millions)
Public common stocks	$252.3	64.0%
Public and private fixed maturity securities	128.5	32.6
Real estate	2.4	0.6
Cash and cash equivalents	11.2	2.8

	$394.4	100.0%

The Company’s assumption as to the appropriate discount rate to be used to determine the present value of the Company’s pension liabilities is made by management after taking into consideration the Moody’s Investors Service AA rate index.

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

The most significant assumptions underlying the valuation of the Company’s pension valuation are the expected future rate of return on Plan assets and the discount rate which, at December 31, 2003, were determined to be 8.0% and 6.125%, respectively. Each 1% increment in the return on assets lowers the future expected annual GAAP expense for 2005 and later by approximately $700,000, while each 1% decrease in the discount rate adds approximately $9.6 million to annual expense.

Other significant estimates—

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, the recognition of deferred tax assets, which depends upon management’s assumptions with respect to the Company’s ability to realize deferred tax benefits.

Summary of Financial Results

The following tables present the Company’s consolidated and segmented results of operations for the three-month periods ended March 31, 2004 and 2003. The discussion following these tables discusses the Company’s consolidated and segmented results of operations.

	For the Three-month Period Ended March 31, 2004
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$163.3	$3.3	$—	$2.1	$—	$168.7
Universal life and investment-type product policy fees	43.6	11.4	—	0.2	—	55.2
Net investment income	138.0	21.3	0.1	3.7	6.5	169.6
Realized gains on investments	5.3	1.8	—	0.5	(0.6)	7.0
Retail brokerage and investment banking revenues	—	—	113.9	—	—	113.9
Other income	12.1	30.0	2.7	5.7	1.7	52.2

Total revenue	362.3	67.8	116.7	12.2	7.6	566.6

Benefits and Expenses:
Benefits to policyholders	185.4	8.2	—	5.7	1.1	200.4
Interest credited to policyholders’ account balances	19.6	14.0	—	1.8	—	35.4
Amortization of deferred policy acquisition costs	28.0	4.5	—	—	—	32.5
Dividends to policyholders	51.7	0.3	—	0.2	—	52.2
Other operating costs and expenses	68.9	31.6	112.6	10.3	39.6	263.0

Total expense	353.6	58.6	112.6	18.0	40.7	583.5

Income/(loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$8.7	$9.2	$4.1	$(5.8)	$(33.1)	(16.9)

Income tax benefit						0.6

Net income from continuing operations before cumulative effect of a change in accounting principle						(16.3)
Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $0.0 million						—

Net loss before cumulative effect of a change in accounting principle						(16.3)
Cumulative effect on prior periods of the adoption of SOP 03-1, net of income tax expense of $2.2 million						4.0

Net loss						$(12.3)

	For the Three-month Period Ended March 31, 2003
	Protection	Accumulation	Retail Brokerage and Investment Banking	Other	Reconciling	Consolidated
	($ in millions)
Revenues:
Premiums	$160.8	$3.7	$—	$2.3	$—	$166.8
Universal life and investment-type product policy fees	42.4	9.9	—	0.7	—	53.0
Net investment income	142.9	21.3	—	3.9	7.0	175.1
Realized gains on investments	7.5	3.3	—	1.1	4.7	16.6
Retail brokerage and investment banking revenues	—	—	94.6	—	—	94.6
Other income	3.1	22.1	4.0	6.0	1.8	37.0

Total revenue	356.7	60.3	98.6	14.0	13.5	543.1

Benefits and Expenses:
Benefits to policyholders	179.5	11.8	—	3.4	1.6	196.3
Interest credited to policyholders’ account balances	18.2	13.3	—	2.4	—	33.9
Amortization of deferred policy acquisition costs	27.6	3.4	—	—	—	31.0
Dividends to policyholders	61.5	0.3	—	0.1	—	61.9
Other operating costs and expenses	56.4	28.0	99.7	10.2	18.9	213.2

Total expense	343.2	56.8	99.7	16.1	20.5	536.3

Income/(Loss) from continuing operations before income taxes	$13.5	$3.5	$(1.1)	$(2.1)	$(7.0)	6.8

Income tax expense						1.5

Net income from continuing operations						5.3

Discontinued operations: Income from real estate to be disposed of, net of income tax expense of $1.2 million						2.3

Net Income						$7.6

Three-month Period Ended March 31, 2004 Compared to the Three-month Period Ended March 31, 2003

Premiums—

Premium revenue was $168.7 million for the three-month period ended March 31, 2004, an increase of $1.9 million, or 1.1%, from $166.8 million reported for the comparable prior year period. The increase was primarily the result of increased premiums in the Protection Products segment of $2.5 million, partially offset by a decrease in the Accumulation Products and Other Products segments of $0.4 million and $0.2 million, respectively. The following table summarizes the components of premium revenue recorded in each of the Company’s segments for the three-month periods ended March 31, 2004 and 2003, respectively,

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Protection Products segment:
Single premiums	$29.0	$29.4
New premiums	5.8	5.5
Renewal premiums	109.1	110.9
Premiums ceded	(11.6)	(9.9)

Total premiums, excluding USFL	132.3	135.9
USFL	31.0	24.9

Total Protection Products segment	163.3	160.8

Accumulation Products segment	3.3	3.7
Other products segment	2.1	2.3

Total premiums	$168.7	$166.8

Premium revenue in the Protection Products segment, excluding USFL, decreased $3.6 million, primarily due to reductions of $1.9 million and $0.4 million in renewal premiums and single premiums on individual life, respectively, attributable mostly to the run-off of the Closed Block business, partially offset by an increase in renewal premiums on level term business outside the Closed Block. An increase in premiums ceded of $1.7 million, attributable primarily to the increase in renewal premiums outside the Closed Block, also contributed to the decrease in premium revenue.

USFL’s premiums were $31.0 million and $24.9 million for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in USFL’s premiums was primarily due to an increase in renewal premiums attributable to the growth of its in-force block of business and improved retention. Higher new premiums on special risk insurance products also contributed to the increase in USFL’s premiums.

The decrease in premiums in the Accumulation Products segment from $3.7 million to $3.3 million was primarily due to a decrease in life contingent immediate annuity sales. The decrease in sales was primarily due to declining interest rates and the Company’s unwillingness to compromise profit margins on this product line.

Universal life and investment-type product policy fees—

Universal life and investment-type product policy fees were $55.2 million for the three-month period ended March 31, 2004, an increase of $2.2 million, or 4.2% from $53.0 million reported for the comparable prior year period. The increase was primarily a result of higher fees in the Protection Products and Accumulation Products segments of $1.2 million and $1.5 million, respectively, partially offset by lower fees in the Other Products segment of $0.5 million. The increase in the Protection Products segment was primarily due to an increase in Universal Life (“UL”) fees of $3.0 million, net of reinsurance, partially offset by lower Variable Universal Life

(“VUL”) fees of $0.5 million, net of reinsurance, and a higher level of fees ceded to certain reinsurers of $1.0 million. The increase in UL fees, attributable to growth in this line of business, was primarily due to higher Cost of Insurance, administrative, loading and reinsurance charges aggregating $4.1 million, partially offset by a $0.8 million decrease in the amount of unearned revenue that was recognized on the product and lower surrender charges of $0.3 million.

The increase in the Accumulation Products segment was primarily due to higher mortality and expense charges of $2.2 million on Flexible Premium Variable Annuity (“FPVA”) attributable to higher separate account fund balances. FPVA separate account assets under management were $3.2 billion as of March 31, 2004 compared to $2.6 billion as of March 31, 2003. The increase in mortality and expense charges was partially offset by a $0.4 million increase in reinsurance charges incurred as a result of the increase in assets under management, and a $0.3 million decrease in surrender charges.

The decrease in the Other Products segment was due to lower fees earned on administrative charges, attributable to the continued run-off of the in-force block.

Net investment income and realized gains/(losses) on investments—

Net investment income was $169.6 million for the three-month period ended March 31, 2004, a decrease of $5.5 million, or 3.1%, from $175.1 million reported for the comparable prior year period. The decrease in net investment income related primarily to a decline in yields on the fixed maturity securities portfolio, offset by higher average asset balances and increase in venture capital income. The annualized yield on the Company’s invested assets, including limited partnership interests, before and after realized gains/(losses) on invested assets was 5.6% and 5.8%, respectively, for the three-month period ended March 31, 2004, as compared to 6.0% and 6.6%, respectively, for the three-month period ended March 31, 2003. See—“Investments-Results by Asset Category.”

As of March 31, 2004, the Company had approximately $8.9 million of additional pre-tax gains related to venture capital limited partnership investments that may be recognized in earnings in the future subject to market fluctuation.

Net realized gains were $7.0 million for the three-month period ended March 31, 2004, an decrease of $9.6 million from gains of $16.6 million reported for the comparable prior year period. The following table sets forth the components of net realized gains/(losses) by investment category for the periods presented.

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Real estate	$(0.5)	$2.6
Equity securities	(0.6)	(3.5)
Fixed maturity securities	10.3	16.4
Mortgage loans	(0.4)	1.4
Other	(1.8)	(0.3)

	$7.0	$16.6

Retail Brokerage and Investment Banking revenues—

Retail brokerage and investment banking revenues were $113.9 million for the three-month period ended March 31, 2004, an increase of $19.3 million, or 20.4%, from $94.6 million reported for the comparable prior year period. This increase in revenues is a reflection of the upturn in the markets over the past year. Advest had revenues of $96.3 million for the three-month period ended March 31, 2004 compared to $84.3 million reported for the comparable prior year period, an increase of $12.0 million or 14.3%. The increase was primarily due to higher retail, mutual fund and syndicate underwriting commissions, partially offset by lower principal bond commissions. Increases in other investment banking and asset management revenues also contributed to the increased revenues at Advest. Revenues from MSC increased to $16.6 million from $9.4 million in the comparable prior year period due to increased commission fee income, while revenues from Matrix increased to $1.0 million from $0.9 million.

The following table presents the components of retail brokerage and investment banking revenues for the periods presented.

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Commissions	$52.1	$34.3
Interest	6.8	7.1
Principal transactions(1)	24.9	32.0
Asset management and administration	18.0	12.9
Investment banking	9.9	6.2
Other	2.2	2.1

Total retail brokerage and investment banking revenues	$113.9	$94.6

(1)	Includes commissions and trading profits from trading securities where Advest acts as principal.

Other income—

Other income (which consists primarily of fees earned by the Company’s mutual fund management and insurance brokerage operations, as well as certain asset management fees, and other miscellaneous revenues) was $52.2 million for the three-month period ended March 31, 2004, an increase of $15.2 million, or 41.0%, from $37.0 million reported for the comparable prior year period. The increase was due primarily to higher income in the Protection Products and Accumulation Products segments of $9.0 million and $7.9 million, respectively, partially offset by decreased income in the Retail Brokerage and Investment Banking and Other Products segments of $1.3 million and $0.3 million, respectively. The following table summarizes the components of other income recorded in each of the Company’s segments for the three-month periods ended March 31, 2004 and 2003, respectively.

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Corporate Owned Life Insurance (“COLI”)	$2.2	$(2.1)
Reinsurance allowances	3.1	3.6
Other miscellaneous	6.8	1.6

Total Protection Products segment	12.1	3.1

Accumulation Products segment	30.0	22.1
Retail Brokerage and Investment Banking segment	2.7	4.0
Other Products segment	5.7	6.0
Reconciling amounts	1.7	1.8

Total Other Income	$52.2	$37.0

The Company purchased a COLI contract to provide a funding mechanism for its non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially hedge the changes in the Company’s non-qualified deferred compensation liabilities. The change in such liabilities is reflected in the statement of income and comprehensive income caption entitled “other operating costs and expenses.” In the three-month period ended March 31, 2004, the change in the cash surrender value of the COLI contract allocated to the Protection Products segment was $2.2 million compared to $(2.1) million in the comparable prior year period, a $4.3 million increase. The remainder of the increase in the Protection Products segment was primarily attributable to a litigation settlement, $4.5 million of which was allocated to the Protection Products segment.

The increase in the Accumulation Products segment was due primarily to a $5.4 million increase in commission revenue earned by Enterprise, a $0.8 million increase in the change in the cash surrender value of the COLI contract allocated to the Accumulation Products segment, a $0.8 million litigation settlement allocated to the Accumulation Products segment, and a $0.9 million increase in other miscellaneous revenues. The decrease in the Retail Brokerage and Investment Banking segment was due to an insurance settlement from the events of September 11th of $4.0 million received in 2003, partially offset by a litigation settlement received in 2004.

Benefits to policyholders—

Benefits to policyholders were $200.4 million for the three-month period ended March 31, 2004, an increase of $4.1 million, or 2.1%, from $196.3 million reported for the comparable prior year period. The increase consisted primarily of higher benefits of $5.9 million and $2.3 million in the Protection Products and Other Products segments, respectively, partially offset by lower benefits of $3.6 million in the Accumulation Products segment and a decrease in reconciling amounts of $0.5 million. The increase in the Protection Products segment was primarily attributable to (i) a $5.6 million increase in death claims in USFL, attributable primarily to an increase in USFL’s in-force block of business, (ii) a $2.2 million increase in death benefits on individual life outside the Closed Block, attributable primarily to increased sales of these products over the past few years, and (iii) a $2.9 million increase in death benefits in the Closed Block. These increases were partially offset by a $4.6 million decrease in reserves, primarily in the Closed Block, and a $0.6 million decrease in death benefits on Corporate Sponsored Variable Universal Life (“CSVUL”). The $2.8 million increase in benefits in the Other Products segment was primarily attributable to reserve adjustments of $2.0 million on annuity contracts in the retained portion of the Group Pension business and a $0.7 million net increase in benefits for group life and health also contributed to the increase in the Other Products segment. The decreased benefits in the Accumulation Products segment were primarily attributable to lower reserves on supplementary contracts and individual annuities aggregating $3.0 million, attributable to decreased sales of these accumulation products and better mortality experience, and a $0.7 million decrease in benefits on FPVA as a result of lower reserves pursuant to market gains compared to the prior year period.

Interest credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $35.4 million for the three-month period ended March 31, 2004, an increase of $1.5 million, or 4.4%, from $33.9 million reported for the comparable prior year period. The increase was primarily attributable to higher interest crediting of $1.4 million in the Protection Products segment and $0.7 million in the Accumulation Products segment, partially offset by lower interest crediting of $0.6 million in the Other Products segment. The increase in the Protection Products segment was primarily due to higher interest crediting on CSVUL, which was attributable to higher general account fund values for this line of business as a result of growth in the Bank Owned Life Insurance (“BOLI”) block of business. The increase in the Accumulation Products segment was primarily attributable to higher interest crediting on the Flexible Premium Deferred Annuity (“FPDA”) product of $1.4 million, partially offset by decreased interest crediting on Single Premium Deferred Annuity (“SPDA”) business, FPVA and other annuity business of $0.4 million, $0.1 million and $0.1 million, respectively. The increase in interest crediting on FPDA was related to higher general account fund balances resulting from new sales of the product, partially offset by the capitalization of $0.4 million in bonus interest pursuant to the adoption of the AICPA’s Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”) on January 1, 2004. The decrease in interest crediting on FPVA was also due primarily to the deferral of fees pursuant to the adoption of SOP 03-1. The decrease in interest crediting on SPDA and other annuity contract business is primarily attributable to the continued run-off of these lines of business.

Amortization of deferred policy acquisition costs—

Amortization of DPAC was $32.5 million for the three-month period ended March 31, 2004, an increase of $1.5 million, or 4.8%, from $31.0 million reported for the comparable prior year period. The increase was due to higher amortization of $0.4 million and $1.1 million in the Protection Products and Accumulation Products segments, respectively. The increased amortization in the Accumulation Products segment was due primarily to lower amortization on FPVA products in 2003 as a result of increased margins from underlying service revenue, partially offset by decreased amortization attributable to lower expected gross profits on FPDA. The increase in the Protection Products segment was due primarily to increased amortization of $2.1 million in the Closed Block due to negative DPAC unlocking from assumption changes that realigned projected experience with actual results, partially offset by decreases in the UL, individual life and CSVUL product lines, primarily due to positive unlocking as a result of an increase in future expected profit margins on these products.

Dividends to policyholders—

Dividends to policyholders (all but a de minimus amount of which are recorded in the Protection Products segment) were $52.2 million for the three-month period ended March 31, 2004, a decrease of $9.7 million, or 15.7%, from $61.9 million reported for the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $9.7 million decrease in dividends to policyholders was due to a period over period decrease of $9.4 million in the deferred dividend liability expense, offset by a period over period decrease of $0.3 million in dividends paid to policyholders due to the run-off of the Closed Block business.

As required under GAAP, actual Closed Block earnings in excess of expected Closed Block earnings inure solely to the benefit of policyholders in the Closed Block and, accordingly, are recorded as an additional liability to Closed Block policyholders. Expected Closed Block earnings were forecasted for each year over the estimated life of the policies in the Closed Block in order to determine the amount of assets to allocate to the Closed Block in order to provide sufficient funding for payment of policyholder liabilities and dividends in the Closed Block in connection with the demutualization of MONY Life. The deferred dividend liability was $69.2 million at March 31, 2004.

Other operating costs and expenses—

Other operating costs and expenses were $263.0 million for the three-month period ended March 31, 2004, an increase of $49.8 million, or 23.4%, from $213.2 million reported for the corresponding prior year period. The following table summarizes the change in other operating costs and expenses reported in each of the Company’s segments for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003.

	For the Three-month Periods Ended March 31,
	2004	2003	$ Increase
	($ in millions)
Protection Products segment	$68.9	$56.4	$12.5
Accumulation Products segment	31.6	28.0	3.6
Retail Brokerage and Investment Banking segment	112.6	99.7	12.9
Other Products segment	10.3	10.2	0.1
Reconciling amounts	39.6	18.9	20.7

Total other operating costs and expenses	$263.0	$213.2	$49.8

The increase in the Protection Products segment was primarily attributable to higher costs related to the Company’s employee benefit plans of $2.8 million, an increase in interest on funds withheld pursuant to a reinsurance contract of $3.8 million and an increase in other general operating expenses of $5.9 million. The $2.8 million increase in the costs related to the Company’s employee benefit plans consisted of a $4.2 million increase in the non-qualified deferred compensation liabilities offset by a $1.4 million decrease in pension expense. The Company purchased a COLI contract to provide a funding mechanism for the non-qualified deferred compensation liabilities. The investments in the COLI contract are structured to substantially offset the changes in the Company’s non-qualified deferred compensation liabilities. The cash surrender value of the COLI contract is reflected in the statement of income and comprehensive income caption entitled “other income”. The increase in the Accumulation Products segment was primarily attributable to a $2.0 million increase in compensation and other miscellaneous expenses at Enterprise, an increase in other general expenses of $1.4 million, and higher costs related to the Company’s employee benefit plans of $0.2 million. The increased expenses in the Retail Brokerage and Investment Banking segment were primarily attributable to higher employee compensation and other benefit expenses of $8.2 million, attributable primarily to an increase in commission expense directly related to increased commission revenues, and a $5.4 million increase in other general expenses, partially offset by a $0.7 million decrease in interest expense. The increase in reconciling amounts related primarily to merger related expenses of $21.2 million, consisting primarily of legal and consulting costs relating to MONY Group’s pending merger with AXA Financial (see Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements), offset by a decrease in other general expenses (primarily stock option expense, transfer agent fees and postage) and interest expense aggregating $1.4 million.

The Company recorded a federal income tax expense of $1.6 million for the three-month period ended March 31, 2004 compared to $2.7 million in the comparable prior year period. The sources of the difference between the statutory federal income tax rate of 35.0% and the Company’s effective tax rate included the value of the Company’s COLI contract, merger related expenses incurred in connection with MONY Group’s pending merger with AXA Financial, and the dividends received deduction.

Results of Operations of the Closed Block

The results of operations of the Closed Block are combined with the results of operations outside the Closed Block in the Protection Products segment in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three-month Period Ended March 31, 2004 Compared to the Three-month Period Ended March 31, 2003”. Set forth below is a discussion and analysis of the results of operation of the Closed Block for the periods indicated.

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Revenues:
Premiums	$107.4	$113.2
Net investment income	89.3	98.9
Net realized gains/(losses) on investments	3.1	5.6
Other income	0.5	0.4

	200.3	218.1

Benefits and Expenses:
Benefits to policyholders	124.9	131.6
Interest credited to policyholders’ account balances	2.1	2.4
Amortization of deferred policy acquisition cost	10.9	8.8
Dividends to policyholders	50.6	60.7
Other operating costs and expenses	1.2	1.4

Total benefits and expenses	189.7	204.9

Contribution from the Closed Block	$10.6	$13.2

No new policies have been added, or will be added, to the Closed Block subsequent to MONY Life’s demutualization. Therefore, the Company expects the revenues and benefits related to the Closed Block to decrease over time as the in force business declines. This is consistent with the “glide path” established in connection with MONY Life’s plan of demutualization.

Three Months Ended March, 31 2004 compared to the Three Months Ended March 31, 2003

Premiums—

Premiums were $107.4 million for the three-month period ended March 31, 2004, a decrease of $5.8 million from $113.2 million reported in the comparable prior year period. The decrease in premiums was in line with the continued run-off of the in force block of business in the Closed Block.

Net investment income and net realized gains/(losses) on investments—

Net investment income was $89.3 million for the three-month period ended March 31, 2004, a decrease of $9.6 million from $98.9 million reported in the comparable prior year period, attributable primarily to lower interest rates on fixed maturity securities. Net realized gains were $3.1 million for the three-month period ended March 31, 2004, a decrease of $2.5 million, from $5.6 million reported in the comparable prior year period.

Other income—

Other income was $0.5 million for the three-month period ended March 31, 2004, an increase of $0.1 million from $0.4 million reported in the comparable prior year period due primarily to a refund received from certain reinsurance contracts.

Benefits to policyholders—

Benefits to policyholders were $124.9 million for the three-month period ended March 31, 2004, a decrease of $6.7 million, from $131.6 million reported for the comparable prior year period. The decrease was primarily the result of: (i) a $9.6 million decrease in the change in reserves and (ii) a $0.8 million decrease in annuity benefits, disability benefits and mature endowments, offset by (iii) a $2.4 million increase in surrenders and (iv) higher death benefits of $1.2 million.

Interest credited to policyholders’ account balances—

Interest credited to policyholders’ account balances was $2.1 million for the three-month period ended March 31, 2004 a decrease of $0.3 million from $2.4 million reported in the comparable prior year period. The decrease in interest crediting was primarily due to a decrease in interest owed on overdue policy claims

Amortization of deferred policy acquisition costs—

Amortization of deferred policy acquisition costs was $10.9 million for the three-month period ended March 31, 2004, an increase of $2.1 million compared to $8.8 million reported for the comparable prior year period. The $2.1 million increase in amortization resulted primarily from negative unlocking as a result of assumption changes that realigned projected experience with actual results.

Dividends to policyholders—

Dividends to policyholders were $50.6 million for the three-month period ended March 31, 2004, a decrease of $10.1 million compared to $60.7 million reported in the comparable prior year period. Dividends to policyholders can be broken down into two components, namely policyholder dividends payable in the current year and the change in the deferred dividend liability. The $10.1 million decrease in dividends to policyholders was due to a period over period decrease of $9.4 million in the deferred dividend liability expense, and a period over period decrease of $0.7 million in dividends paid to policyholders.

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

Other operating costs and expenses—

Other operating costs and expenses were $1.2 million for the three-month period ended March 31, 2004, a decrease of $0.2 million from $1.4 million reported for the comparable prior year period. The decrease was primarily attributable to a decrease in premium taxes, which is in line with the decrease in premium revenue.

New Business Information

The table below and the discussion that follows present certain information with respect to the Company’s sales of protection, accumulation, and retail brokerage and investment banking products and services during the three-month periods ended March 31, 2004 and 2003 by source of distribution. Management uses this information to measure the Company’s sales production from period to period by source of distribution. The amounts presented with respect to life insurance sales represent annualized statutory-basis premiums. Annualized premiums in the Protection Products segment represent the total premium scheduled to be collected on a policy or contract over a twelve-month period. Pursuant to the terms of certain of the policies and contracts issued by the Company, premiums and deposits may be paid or deposited on a monthly, quarterly, or semi-annual basis. Annualized premium does not apply to single premium paying business. All premiums received on COLI and BOLI business and single premium paying policies during the periods presented are included. Statutory basis premiums are used in lieu of GAAP basis premiums because, in accordance with statutory accounting practices, revenues from all classes of long-duration contracts are measured on the same basis, whereas GAAP provides different revenue recognition rules for different classes of long-duration contracts as defined by the requirements of SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and SOP 95-1, Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises. The amounts presented with respect to annuity and mutual fund sales represent deposits made by customers during the periods presented. The amounts presented with respect to the Retail Brokerage and Investment Banking segment represent fees earned by Advest, Matrix Private Equity, Inc. and Matrix Capital Markets, Inc. (together “Matrix”) and MSC primarily from securities brokerage, investment banking and asset management services.

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

New Business and Revenues By Source

	Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Protection Products
Career Agency System(1)	$10.7	$12.3
U. S. Financial Life Insurance Company	16.4	15.4
MONY Partners Brokerage and Other	8.8	6.3
COLI and BOLI	41.0	33.4

Total New Annualized Life Insurance Premiums	$76.9	$67.4

Accumulation Products
Career Agency System—Variable Annuities(2)	$98.0	$92.0
Fixed Annuities(2)	31.0	54.0
Career Agency System—Mutual Funds	51.0	42.0
Third Party Distribution—Mutual Funds	314.0	247.0

Total Accumulation Sales	$494.0	$435.0

Retail Brokerage & Investment Banking Revenues
Advest	$96.3	$84.3
MONY Securities Corp.	16.6	9.4
Matrix Capital Markets	1.0	0.9

Total Accumulation Sales	$113.9	$94.6

(1)	Excludes non-proprietary sales by the Company’s career financial professionals of $9.0 million and $5.6 million for the three-month periods ended March 31, 2004 and 2003, respectively.

(2)	Excludes sales associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.

Protection Product Segment

Protection Products Segment—New Business Information for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003

Total new annualized and single life insurance premiums were $76.9 million for the three-month period ended March 31, 2004, compared to $67.4 million for the comparable prior year period. The increase was primarily due to increased sales of COLI and BOLI which were $41.0 million for the three-month period ended March 31, 2004, compared to $33.4 million for the comparable prior year period, and an increase in new life insurance premiums sold through the Wholesale distribution channel. The improvement in COLI and BOLI sales was attributable primarily to MONY Group’s pending merger with AXA Financial, whose strong financial ratings are important in the COLI and BOLI markets. New life insurance premium sales from the Company’s Wholesale distribution channel, primarily MONY Partners, totaled $8.8 million for the three-month period ended March 31, 2004 compared to $6.3 million in the comparable prior year period. These results are an indication of how well the Company’s protection product offerings have been received by the brokerage community.

New life insurance premiums (annualized recurring and single premiums) sold through the career agency network decreased to $10.7 million for the three-month period ended March 31, 2004 compared to $12.3 million for the comparable prior year period. However, sales of non-proprietary products through the career agency network increased to $9.0 million in 2004 from $5.6 million in 2003.

Accumulation Product Segment

The following tables set forth assets under management as of March 31, 2004 and March 31, 2003, and changes in the primary components of assets under management for those same periods:

	As of March 31, 2004	As of March 31, 2003
	($ in billions)
Assets under management:
Individual variable annuities	$3.8	$3.2
Individual fixed annuities	1.0	0.8
Proprietary retail mutual funds	5.0	3.9

	$9.8	$7.9

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in billions)
Individual Variable Annuities:
Beginning account value	$3.8	$3.2
Sales(1)	0.1	0.1
Market appreciation	—	—
Mortality appreciation	—	—
Surrenders and withdrawals(1)	(0.1)	(0.1)

Ending account value	$3.8	$3.2

Proprietary Retail Mutual Funds:
Beginning account value	$4.8	$3.7
Sales	0.4	0.5
Dividends reinvested	—	—
Market appreciation	0.1	(0.1)
Redemptions	(0.3)	(0.2)

Ending account value	$5.0	$3.9

(1)	Excludes sales and surrenders associated with an exchange program offered by the Company wherein contract holders surrendered old FPVA contracts and reinvested the proceeds therefrom in a new enhanced FPVA product offered by the Company.
(2)	Includes in 2003, the assumed management of $0.2 billion of money market funds previously managed by a third party.

Accumulation Products Segment—New Business Information for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003.

Accumulation sales were $494.0 million for the three-month period ended March 31, 2004 compared to $435.0 million in the comparable prior year period. Enterprise had sales of $365.0 million, $314.0 million of which were sold through third-party broker-dealers and $51.0 million of which were sold through the Company’s career network. Comparably, first quarter 2003 sales for Enterprise were $289.0 million, $247.0 million of which were from third-party broker dealers and $42.0 million of which were from the career network. Accumulation assets under management increased 24.0% to $9.8 billion as of March 31, 2004 from $7.9 billion as of March 31, 2002, attributable primarily to an improvement in the equity markets during 2003 and the first three-months of 2004. The improvement in the equity markets was also reflected in higher sales of the Company’s variable annuities, the sales of which were $98.0 million for the three-month period ended March 31, 2004 compared to $92.0 million in the comparable prior year period.

Retail Brokerage and Investment Banking Segment—Revenue Information for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003

The Retail Brokerage and Investment Banking segment offers securities brokerage, trading, investment banking, trust, and asset management services to high-net worth individuals and small to mid-size business owners primarily through Advest, Matrix and MSC. Retail brokerage and investment banking revenues increased to $113.9 million for the three-month period ended March 31, 2004 compared with $94.6 million during the comparable 2003 period. Advest’s revenues were $96.3 million for the three-month period ended March 31, 2004, compared to $84.3 million for the three-month period ended March 31, 2003. The increase in revenues was driven primarily by higher retail, mutual fund and syndicate underwriting commissions partially offset by lower principal bond commissions. Increases in other investment banking and asset management revenues also contributed to the increased revenues at Advest. Revenues from Advest’s private client group were $63.5 million for the three-month period ended March 31, 2004 compared to $49.2 million for the three-month period ended March 31, 2003. Advest’s private client group includes the retail sale of equities, asset management products, fixed income products and annuities to individual investors through Advest financial advisors.

For the three-month period ended March 31, 2004, MSC, a registered securities broker-dealer for MONY’s career network, posted revenues of $16.6 million, compared with $9.4 million during the comparable prior year period.

Liquidity and Capital Resources

MONY Group—

Formation of MONY Holdings and MONY Holdings Structured Debt Issuance

On February 27, 2002, MONY Group formed a downstream holding company, MONY Holdings, LLC (“MONY Holdings”). On April 30, 2002, MONY Group transferred all of its ownership interests in MONY Life to MONY Holdings, and MONY Holdings, through a structured financing tied to the performance of the Closed Block Business within MONY Life (see Notes 1 and 9 to the Unaudited Interim Condensed Consolidated Financial Statements), issued $300 million of floating rate insured debt securities (the “Insured Notes”) in a private placement. Other than activities related to servicing the Insured Notes in accordance with the Insured Notes indenture and its ownership interest in MONY Life, MONY Holdings has no operations and engages in no other activities.

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

This transaction effectively securitized a portion of the future profits from MONY Life’s Closed Block Business. The source of cash flows and the collateral for the payment of principal and interest on the Insured Notes is limited to: (i) the amount of dividends that can be paid by MONY Life which are attributable to the Closed Block Business, (ii) net tax payments paid to MONY Holdings pursuant to certain tax sharing agreements, (iii) net payments made to MONY Holdings under the interest rate swap, and (iv) amounts on deposit in the debt service coverage account (and the earnings thereon). In addition to the cash flows and collateral, investors in the Insured Notes have limited recourse to MONY Holdings in the event of any default under the Insured Notes. The amount of dividends attributable to the Closed Block Business is determined by applying the New York dividend regulation to the surplus and net gain from operations of MONY Life which is attributable to the Closed Block Business, subject to certain adjustments described in the Indenture (see Note 9 to the Unaudited Interim Condensed Consolidated Financial Statements).

If an event of default occurs (and is not waived) with regard to compliance with the terms of the Indenture under which the Insured Notes were issued or if MONY Group’s senior debt rating is downgraded to BB+ or below by Standard & Poor’s Rating Services (“S&P”) or to Ba2 or below by Moody’s Investors Service, the insurer of the Insured Notes, at its option, may (a) declare all future premiums payable pursuant to the Insurance Agreement among it, MONY Holdings, MONY Group and MONY Life to be immediately due and payable, (b) cause all assets held in the debt service coverage account in excess of an amount equal to the debt service payable on the next scheduled payment date on the Insured Notes to be applied to prepay all or a portion of the principal or accrued interest on the Insured Notes, or (c) do both (a) and (b).

Cash Inflows and Outflows

MONY Group’s cash inflows principally consist of investment income from its invested assets (including principal and interest payments on the inter-company surplus notes of MONY Life, principal and interest payments on inter-company demand notes due from certain of its subsidiaries, and dividends from MONY Holdings and MONY Group’s other principal subsidiary, Advest, if declared and paid). MONY Group’s cash outflows principally consist of expenses incurred in connection with the administration of MONY Group’s affairs and interest expense on its outstanding indebtedness. The amount of dividends from MONY Holdings available to MONY Group is largely dependent upon the amount of dividends available to MONY Holdings from MONY Life in excess of that attributable to the Closed Block Business, as discussed above. As a holding company, MONY Group’s ability to meet its cash requirements, pay interest expense on its outstanding indebtedness, and pay dividends on its common stock substantially depends upon payments from its subsidiaries, including the receipt of: (i) dividends, (ii) principal and interest income on the inter-company surplus and demand notes, and (iii) other payments. The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. In addition, payments of principal and interest on the inter-company surplus notes can only be made with the prior approval of the New York Superintendent whenever, in his judgment, the financial condition of such insurer warrants. Such payments may be made only out of surplus funds which are available for such payments under the New York Insurance Law. As of March 31, 2004, MONY Group and MONY Holdings had cash and cash equivalents (including all commercial paper and U.S. Treasury investments) aggregating approximately $217.3 million.

Credit Facility

MONY Group maintains a syndicated credit facility with banks aggregating $150.0 million. This facility was renewed in July 2003, with the next renewal date scheduled for July 2004, subject to bank approval. The purpose of this facility is to provide additional liquidity for any unanticipated short-term cash needs that MONY Group might experience and also to serve as support for MONY Group’s $150.0 million commercial paper program. In accordance with specified covenants of the facility, MONY Life and its insurance subsidiaries are required to maintain total tangible net worth determined in accordance with Statutory Accounting Practices of at least $900.0 million and MONY Group is required to maintain (a) a debt to capitalization ratio not to exceed 40% and (b) cash and cash equivalents, as defined in the credit facility, on a separate company basis equal to the greater of $75.0 million or one and one half years of debt service. As of March 31, 2004, MONY Group was in compliance with each of the covenants. MONY Group has not borrowed against the facility since its inception, and did not have any commercial paper outstanding as of March 31, 2004 and December 31, 2003. The facility was amended at the consummation of the offering of the Insured Notes to permit the offering of the Insured Notes.

Shelf Registration and Issuances Thereunder

On January 12, 2000, the MONY Group filed a registration statement with the Securities and Exchange Commission to register certain securities. This registration, known as a “Shelf Registration,” provides the

MONY Group with a vehicle to offer various securities to the public, when it deems appropriate, to raise proceeds up to an amount not to exceed $1.0 billion in the aggregate for all issuances of securities thereunder. Through March 31, 2004 the MONY Group issued $575.0 million of par value securities in the form of senior indebtedness pursuant to the Shelf Registration, which remain outstanding as of March 31, 2004.

Consolidated Capitalization

The Company’s total capitalization, excluding accumulated comprehensive income, decreased to $2,909.1 million at March 31, 2004, as compared to $2,918.8 million at December 31, 2003. The decrease was primarily due to a net loss for the three-month period ended March 31, 2004 of $12.3 million, partially offset by an increase in capital as a result of the issuance of stock from the exercise of options. The Company’s debt to equity ratio (excluding accumulated comprehensive income) was 43.1% at March 31, 2004 as compared to 42.9% at December 31, 2003. The Company’s debt to total capitalization ratio (excluding accumulated comprehensive income) was 30.1% at March 31, 2004 compared to 30.0% at December 31, 2003.

Common Stock Repurchase Program

On January 11, 2000, the Board of the MONY Group approved a common share repurchase program which authorized the repurchase of up to 5% of its outstanding common shares. On May 16, 2001, the majority of the repurchases under the program having been completed, the Board of the MONY Group approved a second common share repurchase program to take effect upon completion of the original program. The second program authorized the repurchase of up to 5% of the then outstanding common shares. On November 20, 2002, with nearly all of the repurchases under the second program having been completed, the Board of the MONY Group approved a third common share repurchase program to take effect upon completion of the second program. This program also authorized the repurchase of up to 5% of the then outstanding common shares. There have not been any repurchases under the third program. Under the programs, the MONY Group may repurchase such shares from time to time, as market conditions and other factors warrant. The programs may be discontinued at any time. As of March 31, 2004, 4.8 million shares had been repurchased at an aggregate cost of approximately $155.6 million, of which 1.2 million shares, 2.5 million shares and 1.1 million shares were repurchased in 2002, 2001 and 2000, respectively, for consideration of $33.0 million, $89.6 million and $33.0 million, respectively. There were no shares repurchased under this program in 2003 or during the three-month period ended March 31, 2004.

MONY Life—

Cash Inflows and Outflows

MONY Life’s cash inflows are provided mainly from life insurance premiums, annuity considerations and deposit funds, investment income, and maturities and dispositions of invested assets. Cash outflows primarily relate to the liabilities associated with its various life insurance and annuity products, dividends to policyholders, dividends to MONY Holdings (if declared and paid), operating expenses, income taxes, and principal and interest payments on its inter-company surplus notes and demand notes outstanding. The life insurance and annuity liabilities relate to the Company’s obligation to make benefit payments under its insurance and annuity contracts, as well as the need to make payments in connection with policy surrenders, withdrawals and loans. The Company develops an annual cash flow projection which shows expected asset and liability cash flows on a monthly basis. At the end of each quarter actual cash flows are compared to projections, projections for the balance of the year are adjusted in light of the actual results, if appropriate, and investment strategies are also changed, if appropriate. The quarterly cash flow reports contain relevant information on all the following: new product sales and deposits versus projections, existing liability cash flow versus projections and asset portfolio cash flow versus projections. An interest rate projection is a part of the internal cash flow projections for both assets and liabilities. Actual changes in interest rates during the year and, to a lesser extent, changes in rate expectations will impact the changes in projected asset and liability cash flows during the course of the year. When the Company is formulating its cash flow projections, it considers, among other things, its expectations about sales of the Company’s products, its expectations concerning customer behavior in light of current and expected economic conditions, its expectations concerning competitors and the general outlook for the economy and interest rates. See “—Investments—General.”

The payment of dividends by MONY Life to MONY Holdings is regulated under state insurance law. Under the New York State Insurance Law, the maximum allowable dividend from MONY Life to MONY Holdings in 2004 without regulatory approval is $87.4 million.

At March 31, 2004 total statutory capital and surplus, including Asset Valuation Reserves, was approximately $1.1 billion. Total statutory capital and surplus represents that of MONY Life, the principal insurance company subsidiary of the MONY Group and the direct or indirect parent of all of MONY Group’s insurance subsidiaries. The sufficiency of MONY Life’s statutory capital and surplus is a significant factor in determining its and its subsidiaries’ claims paying ability ratings. Statutory basis surplus is computed on the basis of Statutory Accounting Practices, which are those accounting principles or practices prescribed or permitted by an insurer’s domiciliary state. Statutory Accounting Practices are set forth in the insurance laws, regulations and administrative rulings of each state, publications of the National Association of Insurance Commissioners and other documents and accordingly, a reconciliation of Statutory Capital Surplus to shareholders’ equity determined in accordance with GAAP would not be meaningful.

The events most likely to cause an adjustment in the Company’s investment policies are: (i) a significant change in its product mix, (ii) a significant change in the outlook for either the economy in general or for interest rates in particular and (iii) a significant reevaluation of the prospective risks and returns of various asset classes. See “—Investments—General.”

The following table sets forth the withdrawal characteristics and the surrender and withdrawal experience of MONY Life’s total annuity reserves and deposit liabilities at March 31, 2004 and December 31, 2003.

Withdrawal Characteristics of

Annuity Reserves and Deposit Liabilities

	Amount at March 31, 2004	Percent Of Total	Amount at December 31, 2003	Percent Of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$1,154.5	18.2%	$1,138.5	18.2%
Subject to discretionary withdrawal with market value adjustment or at carrying value less surrender charge	4,088.9	64.6	4,019.5	64.2

Subtotal	5,243.4	82.8	5,158.0	82.4
Subject to discretionary withdrawal—without adjustment at carrying value	1,089.6	17.2	1,102.1	17.6

Total annuity reserves and deposit liabilities (gross)	6,333.0	100.0%	6,260.1	100.0%
Less reinsurance	66.1		66.5

Total annuity reserves and deposit liabilities (net)	$6,266.9		$6,193.6

The following table sets forth by product line the actual surrenders and withdrawals for the periods indicated.

	For the Three-month Periods Ended March 31,
	2004	2003
	($ in millions)
Product Line:
Traditional life	$81.1	$77.5
Variable and universal life	29.9	12.9
Annuities(1)(3)	122.6	104.8
Pensions(2)	19.8	31.8

Total	$253.4	$227.0

(1)	Excludes approximately $9.2 million and $7.2 million for the three-month periods ended March 31, 2004 and 2003, respectively, relating to surrenders associated with an exchange program offered by MONY Life wherein contract holders surrendered old FPVA contracts and reinvested the proceeds in a new enhanced FPVA product offered by MONY Life.
(2)	Excludes transfers between funds within the MONY Life benefit plans.
(3)	Includes reclassification of approximately $0.0 million and $31.0 million for the three-month periods ended March 31, 2004 and 2003, respectively, for Separate Accounts Deposit Type contract withdrawals.

The Company’s principal sources of liquidity to meet cash flow needs are its portfolio of liquid assets and its net operating cash flow. During the three-month period ended March 31, 2004 the net cash outflows from operations was $37.9 million, a $77.7 million decrease from net cash inflows of $39.8 million from March 31, 2003. The Company’s liquid assets include substantial U.S. Treasury holdings, short-term money market investments and marketable long-term fixed maturity securities. Management believes that the Company’s sources of liquidity are adequate to meet its anticipated needs. As of March 31, 2004, the Company had fixed maturity securities with a carrying value of $8,846.8 million (including fixed maturities in the Closed Block), of which $5,790.6 million were publicly traded securities and $3,056.2 million were private (or non-publicly traded) fixed maturity securities (see—Investments—Fixed Maturity Securities for further information). At that date, approximately 91.3% of the Company’s fixed maturity securities were designated in The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) rating categories 1 and 2 (considered investment grade, with a rating of “Baa” or higher by Moody’s or “BBB” or higher by S&P). In addition, at March 31, 2004 the Company had cash and cash equivalents of $388.6 million (including cash and cash equivalents in the Closed Block but excluding cash and cash equivalents in the DSCA sub-account Ongoing Business and the DSCA sub-account Closed Block Business).

INVESTMENTS

The following discussion includes the Debt Service Coverage Account (“DSCA”) sub-account Ongoing Business (“OB”) and sub-account Closed Block Business (“CBB”) but excludes the trading securities of Advest.

The following table sets forth the results of the major categories of the Company’s general account invested assets.

	As of March 31, 2004(1)		As of December 31, 2003(2)
	Carrying Value	% of Total	Carrying Value	% of Total
	($ in millions)
Invested Assets
Fixed Maturities, available-for-sale, at fair value	$8,766.8	68.1%	$8,525.3	67.4%
Fixed maturity securities, trading, at fair value	80.0	0.6	78.3	0.6
Equity Securities, available-for-sale, at fair value	257.2	2.0	257.3	2.0
Mortgage loans on real estate	1,896.4	14.7	1,782.4	14.1
Policy loans	1,175.5	9.1	1,180.0	9.3
Real Estate—held for investment	172.4	1.3	174.1	1.4
Other invested assets	136.1	1.1	102.5	0.8
Cash and cash equivalents	396.2	3.1	556.8	4.4

Invested assets, excluding trading securities	$12,880.6	100.0%	$12,656.7	100.0%

(1)	Includes $61.3 million in fixed maturities and $5.6 million in cash and cash equivalents in the DSCA sub-account OB and $2.0 million in cash and cash equivalents included in the DSCA sub-account CBB.
(2)	Includes $61.1 million in fixed maturities and $5.0 million in cash and cash equivalents in the DSCA sub-account OB and $7.5 million in cash and cash equivalents included in the DSCA sub-account CBB.

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

Investment Yields by Asset Category

	Three-months Ended March 31,
	2004	2003
Fixed maturity securities	5.6%	6.8%
Equity securities	1.5	12.6
Mortgage loans on real estate	7.5	7.7
Policy loans	6.2	6.6
Real estate—to be disposed of(1)	—	1.3
Real estate—held for investment	11.3	9.7
Cash and cash equivalents	0.9	1.4
Other invested assets	9.6	6.6

Total invested assets before investment expenses	5.8%	6.3%
Investment expenses	(0.2)	(0.3)

Total invested assets after investment expenses	5.6%	6.0%

(1)	For the three-month period ended March 31, 2003, income from real estate to be disposed of is classified as part of Discontinued Operations on the Company’s consolidated statement of income and comprehensive income.

The annualized yield on general account invested assets (including net realized gains and losses on investments) was 5.8% and 6.6% for the three-month periods ended March 31, 2004 and 2003, respectively.

Fixed Maturity Securities

Fixed maturity securities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 68.7% and 68.0% of total invested assets at March 31, 2004 and December 31, 2003, respectively.

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

Total Fixed Maturity Securities by Credit Quality

		As of March 31, 2004(1)			As of December 31, 2003(2)
NAIC Rating	Rating Agency Equivalent Designation	Amortized Cost	% of Total	Estimated Fair Value	Amortized Cost	% of Total	Estimated Fair Value
		($ in millions)
1	Aaa/Aa/A	$4,940.8	59.7%	$5,281.3	$4,834.9	59.0%	$5,073.9
2	Baa	2,573.2	31.4	2,779.4	2,523.2	31.2	2,687.5
3	Ba	507.9	6.2	546.3	543.0	6.7	577.5
4	B	120.7	1.6	138.9	133.9	1.8	153.5
5	Caa and lower	39.7	0.5	49.1	50.0	0.7	59.8
6	In or near default	6.2	0.1	9.9	6.3	0.1	10.3

	Subtotal	8,188.5	99.5	8,804.9	8,091.3	99.5	8,562.5
	Redeemable preferred stock	37.0	0.5	41.9	37.0	0.5	41.1

	Total Fixed Maturities	$8,225.5	100.0%	$8,846.8	$8,128.3	100.0%	$8,603.6

(1)	Amounts in 2004 include fixed maturities of $58.3 million at amortized cost and $61.3 million at estimated fair value included in the DSCA sub-account OB.
(2)	Amounts in 2003 include fixed maturities of $58.3 million at amortized cost and $61.1 million at estimated fair value included in the DSCA sub-account OB.

Of the Company’s total portfolio of fixed maturity securities at March 31, 2004, 91.3% were investment grade and 8.7% were below-investment grade, based on designations assigned by the Securities Valuation Office of the NAIC.

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

The Company defines restructured securities in the fixed maturity category as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that the Company would not have otherwise considered. The Company restructures certain securities in instances where a determination was made that greater economic value will be realized under the new terms than through liquidation or other disposition. The terms of the restructure generally involve some or all of the following characteristics: a reduction in the interest rate, an extension of the maturity date and a partial forgiveness of principal and/or interest. There were no restructured fixed maturities at March 31, 2003 and December 31, 2003.

As of March 31, 2004 the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $231.2 million, $4.4 million and $0.0 million, respectively, which, in the aggregate, represented approximately 2.7% of total fixed maturities. As of December 31, 2003, the fair value of the Company’s problem, potential problem and restructured fixed maturity securities were $282.8 million, $6.5 million and $0.0 million, respectively, which, in the aggregate, represented approximately 3.6% of total fixed maturities.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, (excluding scheduled sinking funds) as of March 31, 2004 and December 31, 2003 are as follows:

Fixed Maturity Securities by Contractual Maturity Dates

	As of March 31, 2004(1)		As of December 31, 2003(2)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in millions)
Due in one year or less	$253.6	$264.8	$265.6	$276.3
Due after one year through five years	2,213.8	2,413.7	2,197.8	2,373.9
Due after five years through ten years	3,091.9	3,343.3	3,028.8	3,225.6
Due after ten years	1,642.5	1,750.2	1,644.0	1,699.1

Subtotal	7,201.8	7,772.0	7,136.2	7,574.9
Mortgage-backed and other asset-backed securities	1,023.7	1,074.8	992.1	1,028.7

Total	$8,225.5	$8,846.8	$8,128.3	$8,603.6

(1)	Amounts in 2004 include fixed maturities of $58.3 million at amortized cost and $61.3 million at estimated fair value included in the DSCA sub-account OB.
(2)	Amounts in 2003 include fixed maturities of $58.3 million at amortized cost and $61.1 million at estimated fair value included in the DSCA sub-account OB.

At March 31, 2004, the Company’s largest unaffiliated single concentration of fixed maturities was $1,003.8 million of U.S. Treasury fixed maturities which represents 7.8% of total invested assets. No other individual non-government issuer represents more than 1.0% of total invested assets.

The Company held approximately $1,074.8 million and $1,028.7 million of mortgage-backed and asset-backed securities as of March 31, 2004 and December 31, 2003, respectively. Of such amounts, $424.9 million and $435.3 million, or 39.5% and 42.3%, respectively, represented agency-issued pass-through and collateralized mortgage obligations (“CMOs”) secured by Federal National Mortgage Association, FHLMC, Government National Mortgage Association and Canadian Housing Authority collateral. The balance of such amounts was comprised of other types of mortgage-backed and asset-backed securities. The Company believes that its active monitoring of its portfolio of mortgage-backed securities and the limited extent of its holdings of more volatile types of mortgage-backed securities mitigate the Company’s exposure to losses from prepayment risk associated with interest rate fluctuations for this portfolio. At March 31, 2004 and December 31, 2003, 87.8% and 86.5%, respectively, of the Company’s mortgage-backed and asset-backed securities were assigned an NAIC Designation of 1 at such dates.

The following table presents the types of mortgage-backed securities (“MBSs”), as well as other asset-backed securities, held by the Company as of the dates indicated.

Mortgage and Asset-backed Securities

	As of March 31, 2004	As of December 31, 2003
	($ in millions)
CMOs	$63.1	$54.6
Pass-through securities	379.2	400.8
Commercial MBSs	210.7	155.2
Asset-backed securities	421.8	418.1

Total MBSs and asset-backed securities	$1,074.8	$1,028.7

Mortgage Loans

Mortgage loans, consisting of commercial, agricultural and residential loans, comprised 13.9% and 14.1% of total invested assets at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, commercial mortgage loans comprised $1,553.2 million and $1,434.7 million or 81.9% and 80.5% of total mortgage loan investments, respectively. Agricultural loans comprised $342.9 million and $347.4 million or 18.1% and 19.5% of total mortgage loans, respectively, and residential mortgages comprised $0.3 million and $0.3 million of total mortgage loan investments as of the dates indicated.

Commercial Mortgage Loans

For commercial mortgages, the carrying value of the largest amount loaned on any one single property aggregated $49.0 million and represented less than 0.4% of general account invested assets as of March 31, 2004. Amounts loaned on 20 properties were $20.8 million or greater, representing in the aggregate 35.7% of the total carrying value of the commercial loan portfolio at the same date. Total mortgage loans to the five largest borrowers accounted in the aggregate for approximately 13.9% of the total carrying value of the commercial loan portfolio and less than 1.8% of the total invested assets at March 31, 2004.

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

The carrying value of commercial mortgage loans at March 31, 2004 was $1,553.2 million, which amount is net of valuation allowances aggregating $20.5 million, representing management’s best estimate of cumulative impairments at such date. However, there can be no assurance that increases in valuation allowances will not be necessary. Any such increases may have a material adverse effect on the Company’s financial position and results of operations.

As of March 31, 2004 the carrying value of potential problem loans aggregated $40.3 million net of $0.2 million in valuation allowances and restructured loans aggregated $5.6 million net of $2.1 million in valuation allowances. The Company had no problem loans as of March 31, 2004.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2004, such reserves were $18.3 million.

Agricultural Mortgage Loans

The carrying value of the Company’s agricultural mortgage loans was $342.9 million at March 31, 2004 representing 18.1% of total mortgage assets and 2.5% of general account invested assets at such dates. The agricultural mortgage portfolio is diversified both geographically and by type of product. The security for these loans includes row crops, permanent plantings, dairies, ranches and timber tracts.

The Company defines problem, potential problem and restructured agricultural mortgages in the same manner as it does for commercial mortgages. Total problem, potential problem and restructured agricultural mortgages as of March 31, 2004 were $23.4 million.

In addition to valuation allowances and impairment writedowns recorded on specific commercial mortgage loans classified as problem, potential problem, and restructured mortgage loans, the Company records a non-specific estimate of expected losses on all other such mortgage loans based on its historical loss experience for such investments. As of March 31, 2004, such reserves were $1.6 million.

Other Invested Assets

Other invested assets as of March 31, 2004 and December 31, 2003 are as follows:

	Other Invested Assets
	March 31, 2004	December 31, 2003
	($ in millions)
Mezzanine real estate loans	$33.6	$26.4
Partnership equities	43.8	41.0
Receivables	26.8	9.7
Other	31.9	25.4

Total other invested assets	$136.1	$102.5

Equity Securities

Common Stocks—

The Company’s investments in common stocks represented 0.6% of invested assets as of March 31, 2004 and December 31, 2003. The Company’s investments in common stocks are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses on the Company’s common stocks are reported as a separate component of other comprehensive income, net of deferred income taxes, and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Limited partnership interests—

The Company’s investments in limited partnership interests were $179.4 million and $177.6 million at March 31, 2004 and December 31, 2003, respectively. In accordance with GAAP, investment partnerships report their investments at fair value and changes in the fair value of such investments are reflected in the income of such partnerships. Accordingly, a significant portion of the income reported by the Company from partnerships accounted for under the equity method results from unrealized appreciation or depreciation in the fair value of the investments of the partnerships. See “—Critical Accounting Policies—Investments.”

The limited partnerships in which the Company has invested are investment partnerships which invest in the equity of private companies (generally in the form of common stock). These partnerships will generally hold such equity until the underlying company issues its securities to the public through an initial public offering. At that time or thereafter, at the general partners’ discretion, the partnership will generally distribute the underlying common stock to its partners. Accordingly, certain of the common stocks owned by the Company at March 31, 2004 and December 31, 2003 were acquired through distributions from the Company’s investments in limited partnership interests. However, it has been the Company’s practice to sell such positions shortly after such distributions.

At March 31, 2004 and December 31, 2003, the industry sectors underlying the investments in equity limited partnerships comprised 49.1% and 49.7% in information technology, 21.5% and 22.0% in domestic LBO, and 29.4% and 28.3% in other industry sectors none of which exceeded 9.8% of total equity limited partnerships, respectively.

The following table sets forth the carrying value of the Company’s investments in limited partnership interests sorted by the basis upon which the Company accounts for such investments as well as the amount of such investments attributable to the partnerships’ ownership of public and private common stock at March 31, 2004 and December 31, 2003:

	Carrying Value
	As of March 31, 2004	As of December 31, 2003
	($ in millions)
Equity Method
Public common stock	$12.2	$14.1
Private common stock	68.9	66.5

Subtotal	81.1	80.6

Fair Value Method
Public common stock	15.3	17.1
Private common stock	83.0	79.9

Subtotal	98.3	97.0

Total	$179.4	$177.6

At March 31, 2004 and December 31, 2003, the Company had investments in approximately 52 and 53 different limited partnership, respectively, which represents 1.4% and 1.4%, respectively, of the Company’s general account invested assets as of both dates. Investment results for the portfolio are dependent upon, among other things, general market conditions for initial and secondary offerings of common stock. For the three-month periods ended March 31, 2004 and 2003, investment income (loss) from equity partnership interests (which is comprised primarily of the Company’s pro rata share of income reported by partnership investments accounted for under the equity method and income recognized upon distribution for partnership investments accounted for under the fair value method) was approximately $0.9 million and $(8.0) million respectively.

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

The following table presents certain information with respect to realized investment losses from “other than temporary impairment” charges for the three-month period ended March 31, 2004 and the year ended December 31, 2003. These impairment charges were determined based on the Company’s assessment of the factors referred to above, as they pertain to the individual securities determined to be other than temporarily impaired. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	As of March 31, 2004	As of December 31, 2003
	($ in millions)
Realized investment losses from other than temporary impairment charges:
Fixed maturity securities	$1.9	$30.0
Number of positions	2	24
Common stocks	$0.1	$0.5
Number of positions	1	4

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

At March 31, 2004 the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $5,790.6 million and $3,056.2 million, respectively, and the carrying value of the Company’s common stock portfolio was $77.8 million. At December 31, 2003, the carrying values of the public and private fixed maturity securities comprising the Company’s fixed maturity security portfolio were $5,542.4 million and $3,061.2 million, respectively, and the carrying value of the Company’s common stock portfolio was $79.7 million.

At March 31, 2004, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $12.0 million, of which $8.5 million and $3.5 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $1.1 million. At December 31, 2003, gross unrealized losses on the Company’s fixed maturity security portfolio aggregated $44.4 million, of which $31.9 million and $12.5 million related to public and private fixed maturity securities, respectively, and gross unrealized losses on the Company’s portfolio of common stocks were $0.9 million.

In determining that the securities giving rise to the aforementioned unrealized losses were not “other than temporarily impaired”, the Company evaluated the factors cited above, which it considers when assessing whether a security is other than temporarily impaired. In making these evaluations, the Company must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from the Company’s judgments and that such differences may require the future recognition of “other than temporary impairment charges” that could have a material effect on its financial position and results of operations. In addition, the value of, and the realization of any loss on, a fixed maturity security or common stock is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by the Company may be affected by the relative concentration of its investments in any one issuer or industry. The Company has established specific policies limiting the concentration of its investments in any single issuer and industry and believes its investment portfolio is prudently diversified. At March 31, 2004 and December 31, 2003, no single issuer constituted more than $1.1 million and $1.8 million of the Company’s gross unrealized losses, respectively. See “—Investments—Fixed Maturity Securities—Total Fixed Maturities by Credit Quality” for information regarding the ratings by Nationally Recognized Statistical Rating Organizations of securities comprising the Company’s fixed maturity security portfolio. Also, see “—Investments—Fixed Maturity Securities—Total Fixed Maturities by Credit Quality” for information concerning the industry concentration of the Company’s fixed maturity securities.

The following tables present certain information by type of investment with respect to the Company’s gross unrealized losses on fixed maturity securities outside of the Closed Block, in the Closed Block, and in total, at December 31, 2003 and 2002, including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses, information as to the amount of time securities have been in an unrealized loss position, and the respective credit quality of such securities. Management segregated the information in the following tables between that applicable to the Closed Block and that applicable to outside the Closed Block because, other than a difference in classification within the Company’s income statement, management believes it is unlikely that there could be any impact to the net income reported by the Company for any period presented due to the sufficiency of the deferred dividend liability in the Closed Block as of the end of all periods presented. See Note 7 to the Unaudited Interim Condensed Consolidated Financial Statements. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

Gross Unrealized Losses on Fixed Maturity Securities As of March 31, 2004

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	13	25	2	5	5	50	15	5	—	—	—	20	70
Total Market Value	38.9	128.0	14.5	33.6	1.2	216.2	6.9	9.5	—	—	—	16.4	232.6
Total Amortized Cost	39.1	130.3	15.0	35.0	1.4	220.8	7.1	10.1	—	—	—	17.2	238.0
Gross Unrealized loss	(0.2)	(2.3)	(0.5)	(1.4)	(0.2)	(4.6)	(0.2)	(0.6)	—	—	—	(0.8)	(5.4)

Private Fixed Maturity Securities:
Number of positions	—	5	5	1	—	11	2	1	—	—	—	3	14
Total Market Value	—	38.0	5.8	8.9	—	52.7	0.2	0.8	—	—	—	1.0	53.7
Total Amortized Cost	—	38.4	5.9	9.0	—	53.3	0.2	0.8	—	—	—	1.0	54.3
Gross Unrealized loss	—	(0.4)	(0.1)	(0.1)	—	(0.6)	—	—	—	—	—	—	(0.6)

Total Fixed Maturity Securities:
Number of positions	13	30	7	6	5	61	17	6	—	—	—	23	84
Total Market Value	38.9	166.0	20.3	42.5	1.2	268.9	7.1	10.3	—	—	—	17.4	286.3
Total Amortized Cost	39.1	168.7	20.9	44.0	1.4	274.1	7.3	10.9	—	—	—	18.2	292.3
Gross Unrealized loss	(0.2)	(2.7)	(0.6)	(1.5)	(0.2)	(5.2)	(0.2)	(0.6)	—	—	—	(0.8)	(6.0)

Gross Unrealized Losses on Fixed Maturity Securities As of March 31, 2004

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	6	11	1	—	—	18	—	—	—	—	—	—	18
Total Market Value	38.7	74.8	21.8	—	—	135.3	—	—	—	—	—	—	135.3
Total Amortized Cost	39.0	76.9	22.5	—	—	138.4	—	—	—	—	—	—	138.4
Gross Unrealized loss	(0.3)	(2.1)	(0.7)	—	—	(3.1)	—	—	—	—	—	—	(3.1)

Private Fixed Maturity Securities:
Number of positions	2	3	1	—	1	7	—	—	—	—	—	—	7
Total Market Value	14.4	41.4	4.4	—	14.0	74.2	—	—	—	—	—	—	74.2
Total Amortized Cost	15.0	42.6	4.5	—	15.0	77.1	—	—	—	—	—	—	77.1
Gross Unrealized loss	(0.6)	(1.2)	(0.1)	—	(1.0)	(2.9)	—	—	—	—	—	—	(2.9)

Total Fixed Maturity Securities:
Number of positions	8	14	2	—	1	25	—	—	—	—	—	—	25
Total Market Value	53.1	116.2	26.2	—	14.0	209.5	—	—	—	—	—	—	209.5
Total Amortized Cost	54.0	119.5	27.0	—	15.0	215.5	—	—	—	—	—	—	215.5
Gross Unrealized loss	(0.9)	(3.3)	(0.8)	—	(1.0)	(6.0)	—	—	—	—	—	—	(6.0)

Total Gross Unrealized Losses on Fixed Maturity Securities As of March 31, 2004

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	19	36	3	5	5	68	15	5	—	—	—	20	88
Total Market Value	77.6	202.8	36.3	33.6	1.2	351.5	6.9	9.5	—	—	—	16.4	367.9
Total Amortized Cost	78.1	207.2	37.5	35.0	1.4	359.2	7.1	10.1	—	—	—	17.2	376.4
Gross Unrealized loss	(0.5)	(4.4)	(1.2)	(1.4)	(0.2)	(7.7)	(0.2)	(0.6)	—	—	—	(0.8)	(8.5)

Private Fixed Maturity Securities:
Number of positions	2	8	6	1	1	18	2	1	—	—	—	3	21
Total Market Value	14.4	79.4	10.2	8.9	14.0	126.9	0.2	0.8	—	—	—	1.0	127.9
Total Amortized Cost	15.0	81.0	10.4	9.0	15.0	130.4	0.2	0.8	—	—	—	1.0	131.4
Gross Unrealized loss	(0.6)	(1.6)	(0.2)	(0.1)	(1.0)	(3.5)	—	—	—	—	—	—	(3.5)

Total Fixed Maturity Securities:
Number of positions	21	44	9	6	6	86	17	6	—	—	—	23	109
Total Market Value	92.0	282.2	46.5	42.5	15.2	478.4	7.1	10.3	—	—	—	17.4	495.8
Total Amortized Cost	93.1	288.2	47.9	44.0	16.4	489.6	7.3	10.9	—	—	—	18.2	507.8
Gross Unrealized loss	(1.1)	(6.0)	(1.4)	(1.5)	(1.2)	(11.2)	(0.2)	(0.6)	—	—	—	(0.8)	(12.0)

As indicated in the above tables, there were 21 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of March 31, 2004. The aggregate gross pre-tax unrealized loss relating to these positions was $4.1 million ($2.7 million after-tax) as of such date. Substantially all of the unrealized losses related to 10 positions which were not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”. The balance of the loss related to 11 positions with negligible unrealized losses.

The following table presents certain information by type of investments with respect to the Company’s gross unrealized losses on common stock investments at March 31, 2004 including the number of individual security positions comprising such unrealized losses, the aggregate carrying value and market value of such positions, the amount of such unrealized losses and information as to the amount of time securities have been in an unrealized loss position.

	0-6 Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions	13	3	—	16
Total Market Value	3.2	0.3	—	3.5
Total Amortized Cost	4.0	0.6	—	4.6
Gross Unrealized loss	(0.8)	(0.3)	—	(1.1)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

Outside the Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	70	35	2	5	5	117	18	10	—	—	—	28	145
Total Market Value	496.2	197.2	13.4	31.8	1.2	739.8	2.9	10.1	—	—	—	13.0	752.8
Total Amortized Cost	503.1	204.3	13.5	33.5	1.4	755.8	3.1	10.4	—	—	—	13.5	769.3
Gross Unrealized loss	(6.9)	(7.1)	(0.1)	(1.7)	(0.2)	(16.0)	(0.2)	(0.3)	—	—	—	(0.5)	(16.5)
Private Fixed Maturity Securities:
Number of positions	9	5	3	1	—	18	3	1	—	—	—	4	22
Total Market Value	75.4	33.7	4.8	8.9	—	122.8	8.4	9.4	—	—	—	17.8	140.6
Total Amortized Cost	76.9	36.0	5.0	9.0	—	126.9	8.5	10.9	—	—	—	19.4	146.3
Gross Unrealized loss	(1.5)	(2.3)	(0.2)	(0.1)	—	(4.1)	(0.1)	(1.5)	—	—	—	(1.6)	(5.7)
Total Fixed Maturity Securities:
Number of positions	79	40	5	6	5	135	21	11	—	—	—	32	167
Total Market Value	571.6	230.9	18.2	40.7	1.2	862.6	11.3	19.5	—	—	—	30.8	893.4
Total Amortized Cost	580.0	240.3	18.5	42.5	1.4	882.7	11.6	21.3	—	—	—	32.9	915.6
Gross Unrealized loss	(8.4)	(9.4)	(0.3)	(1.8)	(0.2)	(20.1)	(0.3)	(1.8)	—	—	—	(2.1)	(22.2)

Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

Closed Block

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	47	24	1	—	—	72	—	—	—	—	—	—	72
Total Market Value	438.9	200.3	5.0	—	—	644.2	—	—	—	—	—	—	644.2
Total Amortized Cost	447.3	207.3	5.0	—	—	659.6	—	—	—	—	—	—	659.6
Gross Unrealized loss	(8.4)	(7.0)	—	—	—	(15.4)	—	—	—	—	—	—	(15.4)
Private Fixed Maturity Securities:
Number of positions	16	—	1	—	1	18	—	—	—	—	—	—	18
Total Market Value	187.0	—	4.3	—	15.0	206.3	—	—	—	—	—	—	206.3
Total Amortized Cost	193.5	—	4.5	—	15.1	213.1	—	—	—	—	—	—	213.1
Gross Unrealized loss	(6.5)	—	(0.2)	—	(0.1)	(6.8)	—	—	—	—	—	—	(6.8)
Total Fixed Maturity Securities:
Number of positions	63	24	2	—	1	90	—	—	—	—	—	—	90
Total Market Value	625.9	200.3	9.3	—	15.0	850.5	—	—	—	—	—	—	850.5
Total Amortized Cost	640.8	207.3	9.5	—	15.1	872.7	—	—	—	—	—	—	872.7
Gross Unrealized loss	(14.9)	(7.0)	(0.2)	—	(0.1)	(22.2)	—	—	—	—	—	—	(22.2)

Total Gross Unrealized Losses on Fixed Maturity Securities As of December 31, 2003

By Investment Category, Credit Quality, and By Length of Time Unrealized

	Investment Grade						Non-Investment Grade
	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	0-6 Months	>6-12 Months	>12-24 Months	>24-36 Months	>36+ Months	Total	Grand Total
	($ in millions)
Public Fixed Maturity Securities:
Number of positions	117	59	3	5	5	189	18	10	—	—	—	28	217
Total Market Value	935.1	397.5	18.4	31.8	1.2	1,384.0	2.9	10.1	—	—	—	13.0	1,397.0
Total Amortized Cost	950.4	411.6	18.5	33.5	1.4	1,415.4	3.1	10.4	—	—	—	13.5	1,428.9
Gross Unrealized loss	(15.3)	(14.1)	(0.1)	(1.7)	(0.2)	(31.4)	(0.2)	(0.3)	—	—	—	(0.5)	(31.9)
Private Fixed Maturity Securities:
Number of positions	25	5	4	1	1	36	3	1	—	—	—	4	40
Total Market Value	262.4	33.7	9.1	8.9	15.0	329.1	8.4	9.4	—	—	—	17.8	346.9
Total Amortized Cost	270.4	36.0	9.5	9.0	15.1	340.0	8.5	10.9	—	—	—	19.4	359.4
Gross Unrealized loss	(8.0)	(2.3)	(0.4)	(0.1)	(0.1)	(10.9)	(0.1)	(1.5)	—	—	—	(1.6)	(12.5)
Total Fixed Maturity Securities:
Number of positions	142	64	7	6	6	225	21	11	—	—	—	32	257
Total Market Value	1,197.5	431.2	27.5	40.7	16.2	1,713.1	11.3	19.5	—	—	—	30.8	1,743.9
Total Amortized Cost	1,220.8	447.6	28.0	42.5	16.5	1,755.4	11.6	21.3	—	—	—	32.9	1,788.3
Gross Unrealized loss	(23.3)	(16.4)	(0.5)	(1.8)	(0.3)	(42.3)	(0.3)	(1.8)	—	—	—	(2.1)	(44.4)

As indicated in the above tables, there were 19 investment grade fixed maturity security positions that have been in an unrealized loss position for more than 12 months as of December 31, 2003. The aggregate gross pre-tax unrealized loss relating to these positions was $2.6 million ($1.7 million after-tax) as of such date. Of these positions: (i) eight comprising approximately $1.8 million ($1.2 million after-tax) of the aforementioned aggregate unrealized loss, were not considered “other than temporarily impaired” principally because of the issuer’s financial strength as indicated by the fact that all such securities were rated “A” or better, (ii) eight comprising approximately $0.8 million ($0.5 million after-tax) of the aforementioned unrealized loss was not considered “other than temporarily impaired” because management is of the opinion that the unrealized loss position was primarily attributable to temporary market conditions affecting the related industry sectors, as well as the fact that management’s analysis of the issuer’s financial strength supported the conclusion that the security was not “other than temporarily impaired”, and (iii) three positions with negligible unrealized losses were U.S. Government securities.

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

	0-6 Months	>6-12 Months	>12 Months	Total
	($ in millions)
Common Stock
Number of positions	10	3	—	13
Total Market Value	9.7	0.9	—	10.6
Total Amortized Cost	10.5	1.0	—	11.5
Unrealized loss	(0.8)	(0.1)	—	(0.9)

The following table presents certain information by type of investment with respect to securities sold which resulted in a loss for the three-month period ended March 31, 2004 and the year ended December 31, 2003, including: (i) the number of positions sold that comprise the aggregate gross realized loss for the period; (ii) the aggregate fair value of such securities at the date of their sale; (iii) the aggregate carrying value of such securities at the date of sale; (iv) the aggregate gross amount of the realized loss recorded from the sale of such securities during the period; and (v) the gross realized losses reported for each period sorted in descending order by percentage of sales price to carrying value at the date of sale. Excluded are amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Three-month Period Ended March 31, 2004	For the Year Ended December 31, 2003
	($ in millions)
Fixed Maturity Securities:
Number of positions	25	54
Fair value at date of sale	$26.2	$19.5
Carrying value at date of sale	$28.9	$19.9
Gross realized losses	$(2.7)	$(0.4)
Gross realized losses by the % of sales price to carrying value:
• 100 to 95 percent	$(0.9)	$(0.2)
• <95 to 90	$—	$(0.1)
• <90	$(1.8)	$(0.1)

Common Stock Securities:
Number of positions	7	30
Fair value at date of sale	$1.1	$6.5
Carrying value at date of sale	$1.4	$7.0
Gross realized losses	$(0.3)	$(0.5)

With respect to fixed maturity securities sold which resulted in a loss for the quarter ended March 31, 2004 and the year ended December 31, 2003, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. The information in this table is sorted by % of sales price to carrying value.

	For the Quarter Ended March 31, 2004
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	3	3	—	6
• <95 to 90	—	—	—	—
• <90	19	—	—	19

	For the Year Ended December 31, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position and by % of the securities’ sales price to carrying value:
• 100 to 95 percent	30	—	—	30
• <95 to 90	12	—	—	12
• <90	12	—	—	12

Based on management’s analysis of the underlying issuers’ fundamentals, management concluded that, with few exceptions, losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value are not attributable to the creditworthiness of the issuer. In certain instances losses incurred on sales of fixed maturity securities at or above prices of 90% of carrying value were at least in part due to the creditworthiness of the issuer. Management made sales of securities at or above prices of 90% of carrying value in response to portfolio management decisions made in the period of sale, and such sales were not previously contemplated in prior periods. For the quarter ended March 31, 2004 and the year ended December 31, 2003 the Company incurred losses on sales of fixed maturity securities at prices below 90% of carrying value aggregating $0.3 million and $0.1 million, respectively. For all sales of securities at prices less than 90% of carrying value management’s evaluation of the underlying issuers’ fundamentals up to the period of sale concluded that both the principal and interest would be collected as scheduled. In the period in which management changed its view as to the likelihood that the Company would collect the scheduled principal and interest the Company either recognized an “other than temporary impairment” or sold the securities.

With respect to common stock sold which resulted in a loss for the quarter ended March 31, 2004 and the year ended December 31, 2003, the following table presents certain information as to the amount of time such securities have been in an unrealized loss position. Excludes amounts relating to certain invested assets held pursuant to a reinsurance arrangement whereby all the experience from such assets is passed to the reinsurer.

	For the Quarter Ended March 31, 2004
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	7	—	—	7

	For the Year Ended December 31, 2003
	0-6 Months	>6-12 Months	>12 Months	Total
The number of positions sold at a loss sorted by the period of time they were in an unrealized loss position	9	—	—	9

Investment Impairments and Valuation Allowances

All of the Company’s fixed maturity securities are classified as available for sale and, accordingly, are marked to market, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income. Securities whose value is deemed “other than temporarily impaired” are written down to fair value at the date the determination of impairment is made. The writedowns are recorded as realized losses and included in earnings. The cost basis of such securities is adjusted to fair value and the new cost basis is not changed for subsequent recoveries in value. For the three-month periods ended March 31, 2004 and 2003 such writedowns aggregated $1.9 million and $9.4 million, respectively.

Mortgage loans are stated at their unpaid principal balances, net of valuation allowances for impairment. The Company provides valuation allowances for mortgage loans when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Increases in such valuation allowances are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. For the three-month periods ended March 31, 2004 and 2003, increases (decreases) in valuation allowances aggregated $0.5 million and $(11.7) million, respectively. The carrying value of mortgage loans at March 31, 2004 was $1,896.4 million, which is net of $22.6 million representing management’s best estimate of cumulative valuation allowances at such date. However, there can be no assurance that additional provisions for impairment adjustments with respect to the mortgage loan portfolio will not need to be made. Any such adjustments may have a material adverse effect on the Company’s financial position and results of operations.

The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and, accordingly, are reflected in the Company’s results of operations. There were no impairment adjustments for the three-month periods ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, the carrying value of real estate held for investment was $172.4 million and $174.0 million, or 1.3% and 1.4%, respectively, of invested assets at such dates. The aforementioned carrying values are net of cumulative impairments of $27.4 million and $27.4 million, respectively, and net of accumulated depreciation of $88.0 million and $85.6 million, respectively, as of March 31, 2004 and December 31, 2003. There can be no assurance that additional provisions for impairment adjustments with respect to real estate held for investment will not need to be made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure regarding the Company’s exposures to market risk, as well as the Company’s objectives, policies and strategies relating to the management of such risks, is set forth in the MONY Group’s 2003 Annual Report on Form 10-K. The Company’s relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 2004 is not materially different from that presented in MONY Group’s 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of MONY Group’s management, including MONY Group’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2004, of the effectiveness MONY Group’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, MONY Group’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of the Unaudited Interim Condensed Consolidated Financial Statements included in Part I of this Report. Except as disclosed in Note 6, there have been no new material legal proceedings and no new material developments in matters previously reported in MONY Group’s 2003 Annual Report on Form 10-K. In addition to the matters discussed therein, in the ordinary course of its business the Company is involved in various other legal actions and proceedings (some of which may involve demands for unspecified damages), none of which is expected to have a material adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Michael I. Roth pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard Daddario pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael I. Roth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard Daddario pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	Current Report on Form 8-K filed with the SEC on March 22, 2004 (responding to Item 5 of Form 8-K).

(2)	Current Report on Form 8-K filed with the SEC on February 23, 2004 (responding to Items 5 and 7 of Form 8-K).

(3)	Current Report on Form 8-K filed with the SEC on February 5, 2004 (responding to Items 5 and 12 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONY GROUP INC.

By:	/s/ RICHARD DADDARIO
Richard Daddario
Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

Date: May 10, 2004

By:	/s/ LARRY COHEN
Larry Cohen Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: May 10, 2004

S-1